Form 10-K
period 2022-09-30
JACOBS SOLUTIONS INC.
filed 2022-11-21
CIK 52988

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________________________________________
FORM 10-K
(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2022
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ____ to ____

Commission File No. 1-7463
_________________________________________________________________
Jacobs Solutions Inc.

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.         ☒
Indicate by check-mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act)  ☐    Yes  ☒    No
There were 126,332,274 shares of common stock outstanding as of November 11, 2022. The aggregate market value of the Registrant’s common equity held by non-affiliates was approximately $17.8 billion as of April 1, 2022, based upon the last reported sales price on the New York Stock Exchange on that date.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s definitive proxy statement to be issued in connection with its 2023 annual meeting of shareholders are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated.

JACOBS SOLUTIONS INC.
Fiscal 2022 Annual Report on Form 10-K

PART I
FORWARD-LOOKING STATEMENTS
In addition to historical information, this Annual Report on Form 10-K contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are statements that do not directly relate to any historical or current fact. When used herein, words such as "expects," "anticipates," "believes," "seeks," "estimates," "plans," "intends," “future,” “will,” “would,” “could,” “can,” “may,” and similar words are intended to identify forward-looking statements. Examples of forward-looking statements include, but are not limited to, statements we make concerning the financial condition and results of operations and our expectations as to our future growth, prospects, financial outlook and business strategy for fiscal 2023 or future fiscal years, our expectations for the percentage of backlog we will realize as revenue in fiscal 2023, and the anticipated benefits of any acquisition or the strategic investment in PA Consulting. You should not place undue reliance on these forward-looking statements. Although such statements are based on management’s current estimates and expectations and/or currently available competitive, financial, and economic data, forward-looking statements are inherently uncertain and you should not place undue reliance on such statements as actual results may differ materially. We caution the reader that there are a variety of risks, uncertainties and other factors that could cause actual results to differ materially from what is contained, projected or implied by our forward-looking statements. Such factors include our ability to execute on our three-year corporate strategy, including our ability to invest in the tools needed to implement our strategy, competition from existing and future competitors in our target markets, our ability to achieve the cost-savings and synergies contemplated by our recent acquisitions within the expected time frames or to achieve them fully and to successfully integrate acquired businesses while retaining key personnel, the impact of the COVID-19 pandemic, and any resulting economic downturn on our results, prospects and opportunities, measures or restrictions imposed by governments and health officials in response to the pandemic, the timing of the award of projects and funding under the Infrastructure Investment and Jobs Act, financial market risks that may affect the Company's funding obligations under defined benefit pension and postretirement plans, as well as general economic conditions, including inflation and the actions taken by monetary authorities in response to inflation, changes in interest rates and foreign currency exchange rates, changes in capital markets, the possibility of a recession and geopolitical events and conflicts, among others. The impact of such matters includes, but is not limited to, the possible reduction in demand for certain of our product solutions and services and the delay or abandonment of ongoing or anticipated projects due to the financial condition of our clients and suppliers or to governmental budget constraints or changes to governmental budgetary priorities; the inability of our clients to meet their payment obligations in a timely manner or at all; potential issues and risks related to a significant portion of our employees working remotely; illness, travel restrictions and other workforce disruptions that have and could continue to negatively affect our supply chain and our ability to timely and satisfactorily complete our clients’ projects; difficulties associated with retaining and hiring additional employees; and the inability of governments in certain of the countries in which we operate to effectively mitigate the financial or other impacts of the COVID-19 pandemic on their economies and workforces and our operations therein. The foregoing factors and potential future developments are inherently uncertain, unpredictable and, in many cases, beyond our control. For a description of these and additional factors that may occur that could cause actual results to differ from our forward-looking statements, see Item 1A— Risk Factors below. We undertake no obligation to release publicly any revisions or updates to any forward-looking statements. We encourage you to read carefully the risk factors described herein and in other documents we file from time to time with the United States Securities and Exchange Commission (the "SEC").
Unless the context otherwise requires, all references herein to "Jacobs" or the "Registrant" are to Jacobs Solutions Inc. and its predecessors, and references to the "Company", "we", "us" or "our" are to Jacobs Solutions Inc. and its consolidated subsidiaries. On August 29, 2022, Jacobs Engineering Group Inc. (JEGI), the predecessor to Jacobs Solutions Inc., implemented a holding company structure, which resulted in Jacobs Solutions Inc. becoming the parent company of, and successor issuer to, JEGI. For purposes of this Annual Report, references to the "Company", "we", "us" or "our" or our management or business at any point prior to August 29, 2022 (the "Holding Company Implementation Date") refer to JEGI and its consolidated subsidiaries as the predecessor to Jacobs Solutions Inc.

Item 1.     BUSINESS
At Jacobs, we’re challenging today to reinvent tomorrow by solving the world’s most critical problems for thriving cities, resilient environments, mission-critical outcomes, operational advancement, scientific discovery and cutting-edge manufacturing, turning abstract ideas into realities that transform the world for good. Leveraging a talent force of more than 60,000, Jacobs provides a full spectrum of professional services including consulting, technical, engineering, scientific and project delivery for the government and private sector.
Our previous three-year corporate strategy launched at our Investor Day in February 2019 focused on innovation and continued transformation to build upon our position as the leading solutions provider for our clients. Setting the wheels in motion for our current path, this transformation included acquiring a 65% stake in PA Consulting Group Limited ("PA Consulting") in fiscal year 2021. Acquisitions of John Wood Group’s nuclear business, The Buffalo Group and most recently BlackLynx and StreetLight further position us as a leader in high-value government services and technology-enabled solutions.
We are now focused on broadening our leadership in sustainable, high growth sectors. As part of our strategy, our new brand promise: Challenging today. Reinventing tomorrow. signals our transition to a global technology-forward solutions company. We began trading as “J” on the New York Stock Exchange in December 2019, and in March 2021 our Global Industry Classifications Standard code changed to Research & Consulting Services. Our Focus 2023 Transformation Office is charged with driving further innovation, delivering value-creating solutions for our clients and leveraging an integrated digital and technology strategy to improve our efficiency and effectiveness, ultimately freeing up valuable time and resources for reinvestment in our people.
In March 2022, Jacobs launched a new three-year strategy that builds on our success over the past three years and takes advantage of a new lens crafted from the incredible pace of change in the world and in our markets. Our new strategy is driven by our values and reflective of our vision of becoming a company like no other. It is based on an extensive evaluation of global trends, capabilities and markets to understand the largest opportunities, projected spend and growth rates – resulting in the identification of three growth accelerators: Climate Response, Consulting & Advisory and Data Solutions. We know we have a pivotal role to play across the entire Climate Response value chain – helping to mitigate global risks and build long-term resilience to benefit people and the planet. Today our clients are facing the most disruptive period ever. Through our Consulting & Advisory capabilities, we help them conceptualize, shape and realize their future. We also harness our Data Solutions to help our clients operate in a safe environment and capitalize on their data more than ever before – empowering innovation and ingenuity to unlock better outcomes.
These growth accelerators cut across the entire business, open up significant high value growth opportunities with existing and new clients and create our focus on where we intend to deploy capital over the next several years.

Our Core Markets
We believe our deep global domain knowledge in our core markets applied together with the latest advances in technology – are why customers large and small choose to partner with Jacobs. In fiscal year 2022, we operated in two lines of business: Critical Mission Solutions and People & Places Solutions, and a third business segment as a result of our majority investment in PA Consulting. As part of our new strategy, we also announced a new business unit that we will report under beginning in fiscal 2023, Divergent Solutions, which serves as the core foundation for developing and delivering innovative, next-generation cloud, cyber, data and digital technologies.
In the fourth quarter of fiscal year 2022, Jacobs Engineering Group Inc. (the predecessor parent company) created a new holding company, Jacobs Solutions Inc., which became the new parent of Jacobs Engineering Group, Inc. Jacobs Solutions Inc. more closely aligns our public identity with a global technology-forward solutions company. As a result of the transaction, the predecessor company’s then-current stockholders automatically became stockholders of Jacobs Solutions Inc., on a one-for-one basis, with the same number of shares and same ownership percentage of the Company’s common stock that they held in the predecessor company immediately prior to the transaction.

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
•We live inclusion. We put people at the heart of our business. We embrace all perspectives, collaborating to make a positive impact. Through a strong focus on inclusion, with a diverse team of visionaries, thinkers and doers, we build trust - in each other and across our company.

We do things right
From the way we operate our business, to the sustainable solutions we co-create with clients and other organizations, we look at ways to make a positive environmental, societal and economic difference for our people, businesses, governments and communities around the world.
PlanBeyondSM 2.0 is our approach to integrating sustainability throughout our operations and client solutions in alignment with the United Nations' ("UN") Sustainable Development Goals ("SDGs")— planning beyond today for a more sustainable future for everyone. We identified six core SDGs that are material to our business, where we can have the most influence and impact, although we strive to contribute towards all 17 of the UN's SDGs.
Sustainability at Jacobs means developing long-term business resilience and success, and positively contributing toward the global economy, society and the environment. It is not simply about avoiding harm, but about maximizing impact and stakeholder value, and striving to deliver a positive, fair and inclusive future for all in partnership with our clients.
Leadership on Climate Response and Social Value
Jacobs has elevated Climate Response as one of three core accelerators within our fiscal year 2022 to 2024 Company Strategy – aligning positive societal impact with long-term business growth, while supporting the UN's SDG 13: Climate Action. We also established an Office of Global Climate Response and ESG, designed to deliver on our climate action commitments through innovative solutions for both our clients and stakeholders.
Our new Climate Action Plan lays out our next phase of climate mitigation and adaptation commitments, which build on the progress we have made since the release of our initial plan in 2020. Our new climate commitments include:
•Ensuring every project becomes a climate response opportunity
•Achieving Net-Zero greenhouse gas emissions across the value chain by 2040
•Maintaining carbon neutrality status in our operations and business travel and 100% low-carbon electricity for our operations

We are the first consultancy and one of the world’s first companies with net-zero targets approved by the Science Based Targets initiative. Our carbon neutrality status is in line with the international standard PAS 2060. Detailed in our Carbon Neutrality Commitment, starting in 2020 and throughout fiscal year 2021, we achieved 100% low-carbon electricity and we became carbon neutral for our operations and business travel and continue to maintain these commitments.
Our ESG Disclosures Report shares our Environmental, Social and Governance (ESG) performance, reported in alignment with the Sustainability Accounting Standards Board framework. We have achieved industry leading ISS Prime Status for our ESG corporate rating – this is awarded to companies with an ESG performance above the sector-specific Prime threshold, which means that we fulfil ambitious absolute performance requirements. For the second consecutive year in 2021, Jacobs was included in the Dow Jones Sustainability North America Index, reinforcing our position as a sustainability leader among the top 20% of the largest 600 North American companies in the S&P Global Broad Market Index (BMI) based on long-term economic, environmental and social criteria. Our score for 2022 increased 8 points overall year-on-year, and our inclusion in any Dow Jones Index is pending completion of assessment by Standard and Poor's, anticipated to be released in December 2022.
Supporting the UN's SDG 10: Reduced Inequalities, we are integrating social value and equity considerations and innovations into the solutions we deliver for our clients. For example, we developed a Social Value Solutions framework that helps clients create social value and contribute to a more inclusive economy. Our partnership with Simetrica (a U.K.-based organization that specializes in social value measurement and wellbeing analysis) enables us to help clients understand how they can transform local, city and regional decision-making – identifying innovative, inclusive and ethical investments that will drive social change, spread prosperity and meet the growing challenges facing communities.
Jacobs. A world where you can
We put people at the heart of our business: we are a merit-based organization that is inclusive and diverse; we aim to continually recruit and develop the best talent.
We are building an inclusive and diverse culture to provide a solid foundation for selecting, developing and retaining the best and brightest minds at Jacobs. Our eight Jacobs Employee Networks (JENs) play a critical role in attracting new talent into our business, helping to shape our recruiting strategies, our global science, technology, engineering, arts and math (STEAM) education and engagement program, and our accessibility practices.
Conducting our Business with Integrity
Jacobs' ethics and Code of Conduct are rooted in our values and provide the standards and support to help us successfully navigate issues, make the right decisions and conduct our business with the integrity that reflects our heritage and ethical reputation. We hold our suppliers and business partners to the same standards.
Our Culture of Caring
As global challenges to our security, wellbeing and ability to operate evolve, BeyondZero® continues to drive a safer, more secure, healthier, and more resilient future for our Jacobs family. Aligning with the UN's SDG 3: Good Health & Wellbeing, we stay focused on managing Health, Safety and Environment (HSE) and security risks effectively and leveraging our Culture of Caring℠ to deliver the best outcomes for our people, the environment, our clients, our communities and our shareholders. And through our Mental Health Matters program, we empower our workforce, so they know they work in an environment where their mental health and well-being is the top priority and where everyone can "bring their best whole self to work."
Supporting our Communities
We focus on putting our values into practice. Around the world, our people craft solutions that affect the way people live; helping to improve social, environmental and economic resiliency. As part of our PlanBeyond 2.0 sustainability approach, the Collectively℠ program (our Global Giving and Volunteering program) governs and centralizes our giving strategy and budget and provides a user-friendly way for employees to donate and volunteer. In fiscal year 2022, we donated $3.2 million to 3,000+ charities across 26 countries. Our people tracked approximately 23,000 volunteer hours and completed nearly 8,000 volunteer activities.

We challenge the accepted
To us, everything we do – whether tackling water scarcity, aging infrastructure, access to life-saving therapies or sophisticated cyberattacks – is more than a job. We work every day to make the world better for all.
Supporting UN SDG 9: Industry, Innovation and Infrastructure, we foster a culture of technology and innovation to support the advancement of society. For us, innovation means creating and delivering value and Beyond IfSM is our award-winning global innovation program instilling and sustaining our innovation culture. It represents our creativity and agility to challenge the accepted, with the domain expertise to push beyond our boundaries and deliver for today and into tomorrow. We act to turn ideas into reality and create outcomes that deliver value for our clients and society at large.
We aim higher
We take on some of the world’s biggest challenges, bringing a different way of thinking to everything we do, challenging the status quo and questioning what others might accept. We craft solutions that affect the way people live. From vital environmental cleanup efforts, helping communities adapt and thrive to retrofitting vaccine facilities to protect public health, we solve for better, never losing sight of our responsibility to each other.
The table below highlights key focus areas where we combine our deep domain knowledge with advances in technology to deliver solutions to solve our customer's most complex challenges.
BeyondExcellence℠ is our global approach to quality, performance excellence, continual improvement and recognizing those who set the new standard through our awards program. Our BeyondExcellence Awards celebrate those who raise the bar and deliver the extraordinary with excellence. With a core set of processes in place, BeyondExcellence gives us a framework to deliver value on our projects through good governance, assurance and improvement.

We live inclusion
At Jacobs, we understand that inclusion means going beyond statements, commitments and initiatives to take tangible action that drives meaningful, measurable change both in our company and in the communities that we serve. It means creating a workplace where our differences are harnessed to bring the innovative, extraordinary solutions to life that our clients demand from us. It means creating a culture of belonging where everyone can thrive — a culture that we call TogetherBeyond℠. We also recognize that our Inclusion & Diversity (I&D) and holistic wellbeing efforts really make up the "S" in ESG — the social value and equity considerations for our people as well as the communities we serve.
Our eight JENs promote inclusion and equality, not only within Jacobs but with our clients, potential recruits and within the communities that we serve. The JENs are employee-led and organized, partnering with leadership to shape an inclusive organization and ensure everyone feels that they belong.

ACE Strength in our differences.	Providing information, resources, and networking opportunities regarding physical, mobility and cognitive disabilities to disabled staff and to staff who provide caregiving services.
	Careers Network Explore. Navigate. Inspire.	Empowering our employees across all career stages to maximize their potential and make Jacobs the industry leader and workplace of choice.
	Enlace Linking our Latino community.	"Link" in Spanish — Leveraging the company's unique and vibrant Latino talent contributing to our company's growth profitable strategy, attracting and retaining Latinos, while fostering leadership, community involvement, diversity and cultural pride.
	Harambee Black. Engaged. Empowered.	"Working together" in Swahili — Positively impacting the black employee experience through recruitment, development, and retention of black talent.
	OneWorld One planet, many cultures.	Providing an inclusive environment that actively nurtures and supports our diverse employees and clients across all ethnicities and cultures.
	Prism Bring your whole self to work.	Creating an environment where LGBTQI+ employees feel able and empowered to bring their whole self to work.
	VetNet Supporting our armed forces communities.	Advocating for veterans and current military reserve members, including support for transitioning veterans.
	Women's Network Working together for gender inclusion.	Accelerating a cultural shift by empowering women and promoting gender equality.

Supporting the UN's SDG 10: Reduced Inequalities, our global Action Plan for Advancing Justice and Equality sets out actionable initiatives and measurable objectives to address racial inequalities both within Jacobs and in communities across the world. The plan is about achieving true equality for all our employees current and future, with a focus on empowering our Black employees to advance and achieve at Jacobs. It's about doing our part as a global leader to educate and change the culture in our communities — reaching future talent early to highlight and celebrate their potential.

We maintain agile and disciplined capital deployment
M&A and Divestitures
Consistent with our profitable growth strategy, Jacobs pursues acquisitions, divestitures, strategic investments and other transactions to maximize long-term value by continuing to reshape its portfolio to higher value solutions and accelerating its profitable growth strategy. The Company has made the following acquisitions, strategic investments and divestitures:
•On February 4, 2022, Jacobs acquired StreetLight Data, Inc. ("StreetLight"). StreetLight is a pioneer of mobility analytics who uses its data and machine learning resources to shed light on mobility and enable users to solve complex transportation problems.
•On November 19, 2021, Jacobs acquired BlackLynx, Inc. ("BlackLynx"), a provider of high-performance software, to complement Jacobs' portfolio of cyber, intelligence and digital solutions.
•On March 2, 2021, Jacobs completed the strategic investment of a 65% interest in PA Consulting, a UK-based leading innovation and transformation consulting firm.
•On November 24, 2020, Jacobs completed the acquisition of Buffalo Group, a leader in advanced cyber and intelligence solutions.
•On March 6, 2020, Jacobs acquired the nuclear consulting, remediation and program management business of John Wood Group, a U.K.-based energy services company.
•On June 12, 2019, Jacobs acquired The KeyW Holding Corporation (“KeyW”), a U.S.-based national security technology solutions provider to the intelligence, cyber, and counterterrorism communities.
•On April 26, 2019, Jacobs completed the sale of its Energy, Chemicals and Resources ("ECR") business to Worley Limited, a company incorporated in Australia ("Worley"). ECR provided engineering and construction services mainly for energy, chemicals and resources sectors. With the sale of ECR, the Company exited direct hire construction and fixed price lump sum energy-related construction.
•On December 15, 2017, Jacobs acquired CH2M, a provider of consulting and other services in the water, environmental, transportation and nuclear remediation sectors.
Share Repurchases
During fiscal 2022, the Company repurchased $281.9 million in shares.
Shareholder Dividends
During fiscal 2022, the Company paid dividends of $0.21 per share in the first quarter and $0.23 per share in the second, third and fourth quarters.
Impact of COVID-19 on Our Business
The COVID-19 pandemic did not have a material impact on our business in fiscal 2022. However, we continue to actively monitor the situation and may take further actions that alter our business operations as may be necessary or appropriate for the health and safety of employees, contractors, customers, suppliers or others or as required by international, federal, state or local authorities.
Based on current estimates, we do not expect any further material business disruptions related to COVID-19 in fiscal 2023.
Looking forward, we continue to embrace and rethink how we will work differently - honing our capabilities to help our clients, innovate and implement. Our reimagined solutions drive resilient outcomes now as the world changes and we face other unprecedented challenges.
For a discussion of risks and uncertainties related to the challenges associated with the effects of disease outbreaks, including COVID-19, and the potential impacts on our business, financial condition and results of operations, see Item 1A - Risk Factors.

Lines of Business
The services we provided to our markets in fiscal year 2022 fall into the following lines of business (LOB): Critical Mission Solutions (CMS) and People & Places Solutions (P&PS), and a majority investment in PA Consulting (PA), which are also the Company’s reportable segments. As part of the new Company strategy, starting in fiscal year 2023 Jacobs is forming a new enabling platform, Divergent Solutions (DVS), which further strengthens our ability to drive value for our clients. DVS supports both LOBs as the core foundation for developing and delivering innovative, next-generation cloud, cyber, data and digital technologies.
For additional information regarding our segments, including information about our financial results by segment and financial results by geography, see Note 20 - Segment Information of Notes to Consolidated Financial Statements beginning on page F-1 of this Annual Report on Form 10-K.
Critical Mission Solutions (CMS)
In fiscal year 2022, our Critical Mission Solutions line of business provided a full spectrum of cyber, data analytics, systems and software application integration services and consulting; enterprise level IT operations and maintenance and mission IT services; engineering and design; software development, testing and mission integration; enterprise operations and maintenance; program management; research, development, test and evaluation services; specialized training and mission operations; environmental remediation; and other highly technical consulting solutions to government agencies as well as commercial customers in the domestic U.S. and international markets. Our representative clients include the U.S. Department of Defense (DoD), the Combatant Commands, the U.S. Intelligence Community, NASA, the U.S. Department of Energy (DoE), the U.K. Ministry of Defence, the U.K. Nuclear Decommissioning Authority (NDA), and the Australian Department of Defence, as well as private sector customers mainly in the aerospace, automotive, energy and telecom sectors.
Serving mission-critical sectors
In fiscal year 2022, CMS served broad sectors, including U.S. Government Services, Cyber, Nuclear Energy, Commercial and International sectors.
The U.S. Government is the world’s largest buyer of technical services, and in fiscal 2022, approximately 73% of CMS’s revenue was earned from serving the DoD, Intelligence Community, DoE and other U.S. Federal Civilian governmental entities.
Trends affecting our government clients include an evolving external threat environment including information and cyber warfare; digital transformation and IT modernization; national security and defense infrastructure modernization; space exploration and domain dominance; intelligent asset management to improve capability and extend the life of aging facilities; research and development of nuclear fission and fusion energy technologies and solutions to accelerate the global green energy transition; and decommissioning and remediation of legacy nuclear sites, all of which are driving demand for our highly technical solutions.
We are also witnessing an increase in the capabilities of unmanned aircraft and hypersonic weapons, which is impacting both offensive and defensive spending priorities among our clients and is a driver for next generation solutions such as C5ISR (command, control, communications, computer, combat systems, intelligence, surveillance and reconnaissance) and advanced aeronautical and aerothermal testing, respectively. We are also seeing an increase in space exploration initiatives both from the U.S. government, such as NASA’s Artemis program to return to the moon in 2024, as well as the commercial sector.
Within nuclear energy and as part of our Climate Response, our customers have decades-long initiatives to manage and upgrade existing energy infrastructure, construct new nuclear power plants as well as small and advanced modular reactors, and decommission and remediate end-of-life assets. Our customers also manage critical nuclear facilities supporting national security objectives.
Our international customers, which accounted for 18% of fiscal 2022 revenue, have also increased demand for our IT and advanced infrastructure solutions and nuclear energy capabilities, and the U.K. Ministry of Defence continues to focus on accelerating its strategic innovative and technology focused initiatives.
Leveraging our base market of offering valued technical services to U.S. government customers, CMS also serves commercial markets. In fiscal 2022, approximately 9% of CMS’s revenue was from various U.S. commercial sectors, including the telecommunications sector, which anticipates a large cellular infrastructure build-out from 4G to 5G technology. And like our government facility-based clients, our commercial manufacturing clients are seeking ways to improve capabilities, reduce maintenance costs and optimize their facilities with network connected facilities and equipment, which we refer to as Intelligent Asset Management. Many clients in the commercial aerospace and automotive sectors also look to CMS for advanced research and development systems and facilities that enable advanced product development.

People & Places Solutions (P&PS)
In fiscal 2022, Jacobs' People & Places Solutions line of business provided end-to-end solutions for our clients’ most complex challenges including solutions related to climate change, energy transition, connected mobility, integrated water management, smart cities and vaccine manufacturing. In doing so, we combine deep market-based expertise in each of our chosen sectors - Transportation, Water, Cities & Places, Environmental, Energy & Power, Health & Life Sciences and Advanced Manufacturing.

Our core skills revolve around consulting, planning, science, architecture, design and engineering, as well as infrastructure delivery services and long-term operation of facilities. Solutions may be delivered as standalone professional service engagements, comprehensive program management partnerships, and selective progressive design-build and construction management at-risk delivery services in targeted markets. Increasingly, we are leveraging our data science and technology-enabled expertise with our core skills to deliver positive and enduring outcomes for the clients and communities we serve.
Our clients include national, state and local government in the U.S., Europe, U.K., Middle East, Australia, New Zealand and Asia, as well as multinational and local private sector clients throughout the world.
Serving broad industry sectors that support people and places
Infrastructure modernization; climate action; urbanization; water, food and energy security; strengthening global supply chains and pandemic preparedness; ESG; and digital transformation are driving new challenges and opportunities for our clients. These drivers are highlighting the need for holistic, integrated solutions that draw on our significant domain knowledge across our chosen markets. For example, an airport is now a smart city with extensive operational, cybersecurity, sustainability and autonomous mobility requirements. City master planning now requires advanced analytics to plan for climate adaptation, just and equitable inclusion, and next-generation mobility services. The future of major utilities (water, power/energy, telecommunications) has become highly technology-enabled, leveraging use of digital twins, predictive analytics and smart metering technology to maximize services in the most carbon and commercially efficient manner while protecting the natural environment and the security of supply.
This increase in technology-enabled solutions is a key factor in our growth strategy - both organic and through our recent acquisitions and strategic investments. Our business model is evolving to include proprietary software and analytics to solve modern challenges. A key example of this is in the Transportation sector with the recent acquisition of StreetLight.

The combination of these attributes results in a significant effort to modernize infrastructure around the globe. Key examples include advising transit agencies as they decarbonize vehicle fleets, including the electrification of New York City’s bus fleet - the largest in North America. We design and deliver battery and vehicle manufacturing facilities for private clients across North America and Europe. In the Energy & Power space, we are supporting the buildout of enabling infrastructure supporting the development of offshore wind assets, especially in the northeast United States. Our knowledge in the environmental, water and wastewater, solid waste, aviation and infrastructure markets has made us a top-ranked environmental consultant and we have supported clients with PFAS assessment and remediation at thousands of sites. Finally, we have long-standing partnerships with the world’s leading life sciences firms, designing and delivering advanced facilities that manufacture critical life-changing vaccines and therapies.
A strong foundation of innovative solutions, a culture of sustainability and inclusion, a focus on climate response and resilience, and an expansive consulting and advisory mindset are woven into every project we deliver for the benefit of people and places in the communities we serve.
PA Consulting
Jacobs holds a 65% stake in PA Consulting, the consultancy that is Bringing Ingenuity to Life. Its diverse teams of experts combine innovative thinking and breakthrough technologies to progress further, faster. PA’s clients adapt and transform and together they achieve enduring results. PA Consulting's roughly 4,000 employees work across seven sectors: consumer and manufacturing, defense and security, energy and utilities, financial services, government, health and life sciences, and transport. PA Consulting's people are strategists, innovators, designers, consultants, digital experts, scientists, engineers and technologists. The team operates globally from offices across the U.K., Ireland, U.S., Nordics and Netherlands.

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
Jacobs and PA Consulting recognize that unprecedented changes in society and technology are creating new opportunities to make a positive impact, and together, the companies are supporting clients to address five key trends: product and service innovation; the future of work; sustainability and climate change; the quest to lead healthier lives; and the challenges of keeping people (and the organizations they work for) safe. PA Consulting’s distinct brand, market positioning and competitive differentiation positions the company well to help clients respond and seize new opportunities.
In the last year, PA Consulting supported the launch of a new Electric Vehicle Infrastructure Fund to drive the roll-out of electric vehicle charging infrastructure in the U.K.; accelerated a new digital customer experience for the international sandwich and coffee chain Pret a Manger; innovated cell and gene therapy manufacturing with Ori Biotech in the US; designed a growth strategy for Green Boom, a US-based start-up that has developed a patent-pending and sustainable way to help prevent, reduce, and clean up oil spills; built and operated a Next Generation Digital Platform for the American College of Emergency Physicians; and digitized the customer experience at Trafikverket, the Swedish Transport Authority. PA Consulting also continued its work with the U.K. government leading the sourcing and distribution of COVID-19 vaccines.

Energy, Chemicals and Resources
ECR Disposition
On April 26, 2019, Jacobs completed the sale of its ECR business to Worley for a purchase price of $3.4 billion consisting of (i) $2.8 billion in cash plus (ii) 58.2 million ordinary shares of Worley, subject to adjustments for changes in working capital and certain other items (the ECR sale).
As a result of the ECR sale, substantially all ECR-related assets and liabilities were sold (the "Disposal Group") and it was determined that the Disposal Group should be reported as discontinued operations in accordance with ASC 210-05, Discontinued Operations because their disposal represented a strategic shift that had a major effect on our operations and financial results. As such, the financial results of the ECR business are reflected in our Consolidated Statements of Earnings as discontinued operations for all periods presented. For further discussion, see Note 16- Sale of Energy, Chemicals and Resources ("ECR") Business to the consolidated financial statements.
Significant Customers
The following table sets forth the percentage of total revenues earned directly or indirectly from agencies of the U.S. federal government for each of the last three fiscal years:

2022	2021	2020
31%	33%	33%
Given the percentage of total revenue derived directly from the U.S. federal government, the loss of U.S. federal government agencies as customers could have a material adverse effect on the Company. In addition, any or all of our government contracts could be terminated, we could be suspended or debarred from all government contract work, or payment of our costs could be disallowed. Approximately 84% of revenue derived directly from the U.S. federal government is in the CMS segment. For more information on risks relating to our government contracts, see Item 1A - Risk Factors.
Contracts
While there is considerable variation in the pricing provisions of the contracts we undertake, our contracts generally fall into two broad categories: cost-reimbursable and fixed-price. The following table sets forth the percentages of total revenues represented by these types of contracts for each of the last three fiscal years:

	2022	2021	2020
Cost-reimbursable	74%	76%	76%
Fixed-price, limited risk	21%	18%	17%
Fixed-price, at risk	5%	6%	7%

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
Competition
We compete with a large number of companies across the world including technology consulting, federal IT services, aerospace, defense and engineering firms. Typically, no single company or companies dominate the markets in which we provide services and in many cases we partner with our competitors or other companies to jointly pursue projects. AECOM, Booz Allen, CACI, KBR, Leidos, ManTech, Parsons, SAIC, Tetra Tech, WSP, General Dynamics, Northrop Grumman, Accenture, Altair, Stantec, Montrose, Capgemini, Cognizant, DXC Technology, Fluor, 3LHarris, EPAM Systems, Globant, Endava, Exponent, IBM, Infosys, Deloitte, KPMG, PwC, Perficient, Procure, ICF International, TTEC and Huron are some of our competitors. We compete based on the following factors, among others: technical capabilities, reputation for quality, price of services, safety record, availability of qualified personnel, and ability to timely perform work and contract terms.
Our People
At Jacobs, our people are the heart of our business. With our culture of caring and inclusion as our foundation, we celebrate the differences that drive our collective strength and encourage our employees that there is no limit to who they can be and what we can achieve. Together, we deliver extraordinary solutions for a better tomorrow and live by our employee value statement: "Jacobs. A world where you can."
We know that our people are key to the successful delivery of our bold new strategy. The foundation we built and the culture we fostered give us a strong platform to launch the next step in our journey. Our new strategy further connects our people to our purpose and helps us continue to evolve our culture to support, empower and enable our talent to thrive. We launched the strategy with our employees globally through a robust rollout plan so that everyone could engage, understand and align to the strategy. Through a series of town halls, interactive discussion panels, regional and team strategy workshops, supported by extensive resources and other communications, employees were able to connect their role and the part they play in the overall strategy.

One essential ingredient that will help us deliver our new strategy is trust. Having trust is important to our culture at Jacobs and to our value, ‘We live inclusion.’ So, we revised our inclusion value to reinforce the idea of building trust – in each other and across the company. It reinforces our emphasis on trust in a highly visible way. Trust enables us to collaborate more seamlessly, work with greater flexibility and agility, and innovate more easily to deliver more effective client solutions and results.
Attracting, Engaging and Developing our Workforce
As of September 30, 2022, we had a workforce of approximately 60,000 people worldwide, including a contingent workforce of approximately 3,300 people. This represents an increase of 7% in our total workforce year-over-year primarily as a result of continued growth in our People & Places Solutions Line of Business. The breakdown of our employees by region is as follows:

Region	Percentage of Global Workforce(1)
Americas	58%
Europe (including U.K)	24%
Asia Pacific (including India)	15%
Middle East and Africa	3%

(1) Excludes contingent workforce
The success of Jacobs is dependent on our ability to hire, retain, engage and leverage highly qualified employees, across the full spectrum of technical, professional, scientific and consulting disciplines.
We put the spotlight on ensuring that Jacobs is a merit-based organization that is inclusive and diverse; we are building an inclusive culture where all employees feel they belong. Our culture is the foundation for selecting, developing and retaining the best and brightest minds at Jacobs. With a unique network membership of nearly 18,000 people in our eight Jacobs Employee Networks and close to 13,000 in a Community of Practice, our people play a critical role in attracting new talent into our business, helping to shape our recruiting strategies and policies, our science, technology, engineering, arts and math (STEAM) programs, and our accessibility practices. In fiscal 2022, more than 2,600 graduates, interns and apprentices were welcomed to our global team. Our new Navigator program plays an important role in helping people find their place at Jacobs. Employees share their knowledge and experience by becoming a Navigator, the go-to partner for questions in our new employees’ first month on the job. Jacobs was selected for the 2022 WayUp Top 100 Internship Programs List, which considers factors such as how our program is helping interns build a professional community and grow in their careers, to its commitment to advancing inclusion, diversity and equity.
Since the first Jacobs employee survey in 2015, we have tracked employee feedback at a global level and have built on this engagement. In fiscal year 2022, our people provided feedback in our confidential culture survey that explored cultural alignment and engagement. Results were overwhelmingly positive, with the majority of respondents feeling connected to our values, inspired by our culture of integrity, safety, and inclusion — and proud to be part of Jacobs. To continually evaluate progress in the strategic priority areas and identify new opportunities for growth, we are conducting smaller, periodic pulse surveys with employees. The first was deployed in January 2022 and showed that many employees feel comfortable being their unique selves at work, they see the benefits of an increasingly diverse leadership team and feel they can succeed regardless of their backgrounds, they have the flexibility and autonomy to successfully thrive in a hybrid work environment, and they see teamwork as a real strength at Jacobs.
Our unique employee experience platform – e3: engage. excel. elevate. – is not just a system but a mindset for developing our employees through continuous feedback and celebrations, aligning priorities, learning new skills and upskilling knowledge. As of October 13, 2022, 93.5% of our employees who were required to do so have participated in their current annual conversation about their priorities and accomplishments. In fiscal year 2022, our e3 learning platform provided over 26,000 training programs to employees globally. We accelerated talent development in creating sustainable solutions through, for example, the Climate Solutions Accelerator online course (developed in partnership with the Royal Scottish Geographic Society) offered to all employees to help them understand the role they can play in climate change action and continue to develop the critical green skills and solutions needed for our continually evolving world.

In addition, 555 of our Jacobs leaders have engaged with Amplifi3, a program with top-notch educators, to strengthen inspirational leadership and development of inclusive, innovative teams to enhance strategy engagement and execution across our global organization. This past year we also offered the CEO Leadership Roundtable where 7,800 of Jacobs' people leaders were invited to a series of four programs led by Chair and CEO Steve Demetriou. They engaged on topics such as Jacobs’ leadership philosophy and values; delivering on our strategy and empowering our people; and creating meaningful leadership relationships with teams. In addition, certain employees, who were nominated by their managers, also participated in our Accelerated Development program.
At Jacobs, we have implemented a Talent Steering Committee made up of senior leaders focused on key talent decisions and ongoing leadership development. We initiated a Culture and People Steering Committee with over 40 employees from around the globe to provide input on our talent strategies and to provide a sense check on our various programs.
Our JENs offer mentoring programs that connect members with leaders who understand the unique challenges of their journeys and provide insight and guidance for those looking to elevate their careers. Our Board of Directors is also engaged with our JENs and leadership programs, participating in panel discussions and mentoring events within the Company, and at industry events.
Focus on Inclusion and Diversity
At Jacobs we have a powerful focus on inclusion, with a diverse team of visionaries, thinkers and doers. We embrace all perspectives, collaborating to make a positive impact. Joining, belonging and thriving are Jacobs’ key elements in retaining talent and developing a culture where people want to stay – and a place where you can bring your best, whole self to work.
TogetherBeyond℠ is our approach to living inclusion every day and enabling diversity and equity globally – it is not just about numbers and statistics, but about every one of our people and the collective strength we take from their unique perspectives and ambitions.
Our I&D objectives continue to evolve and are integral to our new strategy which recognizes that by valuing our people and their unique perspectives, we unleash empowerment, innovation and inspiration.
Operationalizing TogetherBeyond is supported by the strength of tangible leadership commitment and accountability at Jacobs. At fiscal year-end 2022, our Board's independent directors were 56% diverse (race and gender), and our Executive Leadership Team was 64% diverse, based on self-reported data.
Having a culture of belonging where everyone can join in and thrive allows us to recruit and retain the best global talent and drive innovative solutions for our business, clients and communities. Through TogetherBeyond, we tackle topics that are important to our employees such as equality, conscious inclusion and allyship. While providing training and resources to our people is important, equally effective are the regular authentic and courageous conversations our grassroots employee networks are creating around these topics.
We hold all leaders accountable to making sure that broad-based-diversity is reflected in their own teams, using data analytics to measure our progress with the same rigor and transparency as our financial performance metrics. We set an objective in 2022 for all our people leaders to have a TogetherBeyond goal and commit to meaningful and measurable inclusion and diversity (I&D) actions. We ask our Senior Vice Presidents and above to annually sign our I&D commitment statement. All-inclusive behaviors are now a key formal component of all our leaders’ performance and compensation reviews, and all leaders at Vice President level and above are encouraged to mentor two or more junior members of staff, at least one of whom must have lived a different experience from themselves (i.e. on the basis of ethnicity, gender, race, geography, disability, sexuality, gender identity or veteran status). This framework supports the UN's SDG 10: Reduced Inequalities and our two essential I&D priorities: Global Action Plan for Advancing Justice and Equality and our aspirational 40:40:20 goal (40% men, 40% women and 20% any gender) — and ensures that we are propelling a new generation of diverse visionary thinkers throughout our company. Our “Be Seen @ Jacobs” data disclosure campaign allows employees around the globe to confidentially and voluntarily report the demographic data they want to report. We anticipate that this will help us enhance our data reporting, giving us a holistic overview of where our diverse talent sits in the business and the ability to identify and address any pay gaps or inequities that may exist.

As of September 30, 2022, our U.S. employees had the following race and ethnicity demographics based on self-reported data:

September 30, 2022
All U.S. Employees (1)
White	68.7%
Hispanic / Latin	9.3%
Black	8.1%
Asian	7.7%
Multiracial	2.7%
American Indian or Alaska Native	0.5%
Native Hawaiian / Other Pacific Islander	0.4%
Not provided	2.6%

(1) Includes U.S. employee population only (excludes contingent and craft employees)
Our focus on creating equal opportunities within Jacobs, including historically underrepresented groups, continues to increase as we deliver on the promises laid out in our Global Action Plan for Advancing Justice and Equality (the "Action Plan") launched in fiscal year 2020.
In the Action Plan, we committed to investing $10 million over five years to support STEAM programs in Black communities, increase our support of diverse suppliers, and strengthen our commitment to developing and hiring the best diverse talent. In fiscal year 2022, we invested more than $0.9 million towards this commitment. We launched the Jacobs Equity and Advancement Program, a scholarship program and student engagement plan that provides monetary supplement to Black STEAM education, and also provides opportunities for research, mentorship, and continued STEAM outreach by Jacobs professionals. Examples include a partnership with SEED LA’s new campus in South Los Angeles, scholarships for outstanding Black students at the University of Connecticut and with the Cowrie Scholarship Foundation in the U.K., and a Tier 1 partnership with Howard University where Jacobs is renovating a computer lab and creating five scholarships.
Another key success story driven by the Action Plan is our ongoing commitment to supplier diversity, part of the Action Plan’s goal to “contribute to structural change in the broader society”. We are focusing on intentionally working with minority and veteran-owned small or disadvantaged businesses across the globe, and are working on quantifying diverse supplier spend.
Our Jacobs Employee Networks continue to lead STEAM outreach efforts in the communities that we serve and are working to bring a new generation of diverse visionaries from underrepresented and underserved groups into the industry.
As of September 30, 2022, our global employees had the following gender demographics based on self-reported data:

	September 30, 2022(1)
	Women	Men
All employees	30.5%	69.5%
(1) Excludes contingent workforce and craft employees
Total U.S. diversity (ethnicity & female) was 48.2% (excludes contingent workers and craft employees). In partnership with our Women’s Network, we deliver various workforce diversity initiatives to elevate the value of women in the workplace, while fostering the next generation of professional women. Over the past two years, strategic efforts have included tools and resources to support gender-balanced interview teams, flexible working arrangements, improved caregiver leave, a resource that helps employees navigate different pathways to parenthood, and “Bridge the Gap”, a program that actively supports parents returning to work. We are in constant communication with our employees about their healthcare needs. Following the overturning of Roe v. Wade, we held multiple listening sessions to learn what is important to employees from many aspects. We identified a broad array of support options and work with our healthcare providers to ensure all employees have access to medical care for their unique situations.

In fiscal year 2022, we were named one of The Times Top 50 Employers for Women 2021, the U.K.’s most highly profiled and well-established listing of employers striving for gender equality in the workplace.
In fiscal year 2022, our U.S. university hiring demographics show hires of 41% female, 57% male, and 2% undisclosed or non-binary gender, as well as 42.5% ethnically diverse employees. Overall U.S. hiring at Jacobs is at 36% for ethnically diverse employees (excludes contingent workers and craft employees) in 2022.
We supported our Prism network to ensure that our LGBTQ+ family is fully included by continuing to establish gender-neutral restrooms, train HR specialists on transgender guidelines and review healthcare plans to ensure they are inclusive. In fiscal 2022, we were named the WGEA Employer of Choice for Gender Equality in Australia and Best Place to Work for LGBTQ+ Equality in the Human Rights Campaign's Corporate Equality Index for the fourth year running, and in the U.K. we ranked #6 in Stonewall's Workplace Equality Index, #1 in their "Construction, Engineering and Property" sector.
Through VetNet, our employee network for veterans, their families and current military reserve members, we continue to work to recruit, develop and retain the best military and veteran talent, partnering with key organizations like Hiring Our Heroes, Boots2Roots and HirePurpose. We were proud to be named by DiversityComm Best of the Best List of veteran-friendly companies in U.S. Veterans Magazine, Top Supplier Diversity Programs in 2022.
Our ACE employee network connects and empowers members living with disability, health challenges or neurodiversity, and those who provide care to others. ACE embraces the social model of disability which aims to identify and remove the social, digital, and physical barriers that create exclusion in the workplace and society in general. In August 2022, we achieved the Clear Assured Gold Standard for Workplace Diversity and Inclusion in the U.K. We also received our first top score of 100 in the 2021 Disability Equality Index, a joint initiative of the American Association of People with Disabilities and Disability:IN, the leading nonprofit resource for business disability inclusion worldwide.
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
Looking ahead, we will continue to focus on inclusion, belonging and diversity by:
•Continuing action through our global Action Plan for Advancing Justice and Equality
•Striving to achieve our aspirational goals of creating a more gender-balanced and a more racially/ethnically diverse workforce around the globe to more appropriately reflect the labor markets and communities in which we live and serve
•Amplifying our culture of belonging and helping all employees see the various communities they can engage with at Jacobs so that everyone has a sense of belonging
•Following through on our priority areas identified through our global employee pulse surveys
•Identifying, developing and promoting allies across Jacobs
•Continue our data sharing campaign and enhance data reporting
•Continue to grow the diversity of talent for early career to experience staff through our graduates, interns, apprentices and STEAM education opportunities
•Increase measurement and diversification of our supply chain to increase our impact.
Our Employees’ Safety and Wellbeing
As global challenges to our security, well-being and ability to operate evolve, we stay focused on managing HSE and security risks effectively and leveraging our Culture of Caring℠ to deliver the best outcomes for our people, the environment and our company. Our BeyondZero® program continues to drive a safer, more secure, healthier, and more resilient future for our Jacobs family, our communities and the environment. Our business continuity program to assure business delivery and resilience continues to prove its effectiveness in an ever-changing operational environment.
We also continue to demonstrate safety excellence with another year of zero employee fatalities at work and a total recordable incident rate1 of 0.18, compared to the North American Industry Classification System’s most recently reported2 aggregate rate of 0.60.

We launched an enhanced Global Travel Assistance program in partnership with our new Global Assistance & Response provider, International SOS, helping keep our employees safe and healthy while traveling or on assignment outside their home country.
With the outbreak of the war in Ukraine, our immediate concern has been the safety and well-being of our colleagues and their families in Ukraine — we stayed in close communication, offering support and guidance. Our Employee Assistance Program is available globally to refugees hosted by Jacobs employees as household members. We also launched a humanitarian relief effort through our Collectively Global Giving and Volunteering program.
Our focus on health and well-being supports the UN's SDG 3: Good Health and Wellbeing. Our global well-being program, for example, is about helping our people individually be at their best physically, emotionally, financially and socially – so we’re able to do more together. The program includes Jacobs’ One Million Lives, developed in collaboration with global mental health professionals, to provide a free, publicly available, mental health check-in tool with a resources website that enable users to check their own mental health and access proactive strategies for personal mental health development. Over 26,000 One Million Lives check-ins were completed between December 2020 launch and our fiscal year end 2022. We launched a new Wellbeing Portal for our employees which provides information on supporting all elements of our well-being program. Additionally, our e3 Learning platform provides employees with self-guided learning opportunities in well-being and related topics.
More than 2,400 Positive Mental Health Champions actively support the mental well-being of our employees and one in every 24 employees is trained as a Positive Mental Health Champion. In addition, we continued our One Million Lives resiliency calls every quarter for our employees where we have open conversations to explore mental health related topics that can help us all learn to flourish.
We are committed to continue our work to create an inclusive and innovative organization and are taking action to ensure Jacobs is, and remains, an employer of choice.

1 As at October 15, 2022 and recorded in accordance with OSHA record keeping requirements, but subject to change thereafter due to possible injury/illness classification changes. The TRIR calculation uses the US OSHA formula of ‘Number of Incidents x 200,000 / total number of hours worked in a year’. The 200,000 is the benchmark established by OSHA because it represents the total number of hours 100 employees would log in 50 weeks based on a 40-hour work week.
2 Cited on October 5th, 2022 via U.S. Bureau of Labor Statistics - Incidence rates of non-fatal occupational injuries and illnesses by industry and case types, 2020 for NAICS code 54133.
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
The following table presents the information required by Paragraph (b) of Item 401 of Regulation S-K.

Name	Age	Position with the Company	Year Joined the Company
Steven J. Demetriou	64	Chair and Chief Executive Officer	2015
Kevin C. Berryman	63	President and Chief Financial Officer	2014
Robert V. Pragada	54	President and Chief Operating Officer	2016
Steve Arnette	55	Executive Vice President and President, Critical Mission Solutions	1995
Joanne E. Caruso	62	Executive Vice President, Chief Legal and Administrative Officer	2012
Patrick X. Hill	49	Executive Vice President and President, People & Places Solutions	1998
Shannon Miller	46	Executive Vice President and President, Divergent Solutions	1998
William B. Allen, Jr.	58	Senior Vice President, Chief Accounting Officer	2016
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
Mr. Pragada rejoined the Company in February 2016 after serving as President and Chief Executive Officer of The Brock Group since August 2014. From March 2006 to August 2014 Mr. Pragada served in executive and senior leadership capacities with the Company. Mr. Pragada has been selected by the Board of Directors to succeed Mr. Demetriou as Chief Executive Officer of the Company as of January 24, 2023, when Mr. Demetriou will assume the role of Executive Chair.
Mr. Arnette joined the Company in 1995. Mr. Arnette's career at Jacobs spans more than 25 years in several senior leadership positions, crossing multiple sectors and operations. Most recently he led CMS's largest business unit as Senior Vice President of Advanced Engineering, Research & Operations, serving public and private sector clients around the globe with solutions for complex, mission-essential programs and projects in aerospace, automotive, defense and telecommunications sectors.
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
Mr. Hill joined the Company through the SKM acquisition, where he started in 1998. Mr. Hill has served in several senior leadership positions crossing multiple sectors and operations throughout Australia, New Zealand, Asia, Europe, the Middle East and the United States. Prior to his appointment as President – People & Places Solutions, Mr. Hill jointly led People & Places Solutions with day-to-day responsibilities for Jacobs' Buildings and Infrastructure global operations outside of North America.
Ms. Miller joined the Company in 1998. During her almost 25-year career at Jacobs, Ms. Miller has had a rich and varied global journey in operations, sales and functional roles leading cultural and digital transformation for both the company and its markets, including technology, resources, infrastructure, pharmaceutical and consumer products. Most recently Ms. Miller served as Jacobs’ Chief Growth Officer and lead for Enterprise Risk Management.
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
•Our results of operations depend on the award of new contracts and the timing of the award of these contracts and economic conditions. Demand for our services may be impacted by rising inflation, interest rates, and/or construction costs.
•We may be unable to realize the benefits of implementing our three-year corporate strategy.
•Project sites are inherently dangerous workplaces. Failure to maintain safe work sites exposes us to significant financial losses and reputational harm, as well as civil and criminal liabilities.
•The nature of our contracts, particularly any fixed-price contracts, subjects us to risks of cost overruns. We may experience losses if costs increase above budgets or estimates or the project experiences delays.
•Our failure to meet performance requirements or contractual schedules could adversely affect our business, financial condition and results of operations.
•The contracts in our backlog may be adjusted, canceled or suspended by our clients and, therefore, our backlog is not necessarily indicative of our future revenues or earnings.
•Contracts with the U.S. federal government and other governments and their agencies pose additional risks compared to contracts with private sector clients.
•Our services expose us to significant monetary damages or even criminal violations and our insurance policies may not provide adequate coverage.
•The outcome of pending and future claims and litigation could have a material adverse impact on our business, financial condition, and results of operations and damage our reputation.
•A reduction in the amount of available governmental funding could materially affect our results of operations.
•We are dependent on third parties to complete many of our contracts.
•Employee, agent or partner misconduct, or our overall failure to comply with laws or regulations, could weaken our ability to win contracts, which could result in reduced revenues and profits.
•Cybersecurity or privacy breaches, or systems and information technology interruption or failure could adversely impact our ability to operate or expose us to significant financial losses and reputational harm.
•If we do not have adequate indemnification for our nuclear services, it could adversely affect our business, financial condition and results of operations.
•Our actual results could differ from the estimates and assumptions used to prepare our financial statements.
•We may have to contribute additional cash to meet any underfunded benefit obligations associated with retirement and post-retirement benefit plans we manage or for which we have contribution or funding obligations.
•Our businesses could be materially and adversely affected by events outside of our control.
•We must successfully manage the demand, supply and operational challenges associated with the effects of a disease outbreak, including epidemics, pandemics or similar widespread public health concerns.
•Our continued success is dependent upon our ability to hire, retain, and utilize qualified personnel while managing the risks associated with sustained remote working arrangements.
•Our professional reputation and relationships with government agencies are critical to our business, and any harm to our reputation or relationships could decrease the amount of business that government agencies do with us, which could have a material adverse effect on our business, financial condition and results of operations.

•Our focus on new growth areas entails risks, including those associated with new relationships, clients, talent needs, capabilities, service offerings, and maintaining our collaborative culture and core values.
Risks Related to International Operations
•Our international operations are exposed to additional risks and uncertainties, including unfavorable political developments and weak foreign economies.
•Foreign exchange risks may affect our ability to realize a profit from certain projects.
•Our global presence could give rise to material fluctuations in our income tax rates.
Risks Related to Acquisitions, Investments, Joint Ventures and Divestitures
•If we, or our subsidiaries or companies in which we have made strategic investments, lose, or experience a significant reduction in, business from one or a few customers, it could have a material adverse impact on us.
•Our use of joint ventures, partnerships and strategic investments in entities exposes us to risks and uncertainties, many of which are outside of our control.
•An impairment charge on our goodwill or intangible assets could have a material adverse impact on our financial position and results of operations.
•Our business strategy relies in part on acquisitions and strategic investments to sustain our growth. These transactions present certain risks and uncertainties.
•We may make minority investments that subject us to risks and uncertainties outside of our control.
Risks Related to Regulatory Compliance
•Past and future environmental, health, and safety laws could impose significant additional costs and liabilities.
•If we fail to comply with any governmental requirements, our business may be adversely affected.
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
Risks Related to Our Indebtedness and Credit Markets
•We rely in part on liquidity from our credit facilities to fund our business. Restrictions in our credit facilities could adversely impact our business. Our businesses may be adversely affected by disruptions or lack of liquidity in the credit markets, including reduced access to credit and higher costs of obtaining credit.
•Maintaining adequate bonding and letter of credit capacity is necessary for us to successfully win some contracts.
Risks Related to Our Common Stock and Corporate Structure
•Our quarterly results may fluctuate significantly, which could have a material negative effect on the price of our common stock.
•There can be no assurance that we will pay dividends on our common stock.
•In the event we issue stock as consideration for certain acquisitions we may make, we could dilute share ownership, and if we receive stock in connection with a divestiture, the value of stock is subject to fluctuation.
•We are a holding company. Substantially all of our business is conducted through our subsidiaries. We depend on the performance of our subsidiaries and their ability to make distributions to us to fund our operations.

Risks Related to Our Operations
We engage in a highly competitive business. If we are unable to compete effectively, we could lose market share and our business and results of operations could be negatively impacted.
We face intense competition to provide technical, professional and construction management services to clients. The markets we serve are highly competitive and we compete against a large number of regional, national and multinational companies. The extent and type of our competition varies by industry, geographic area and project type. Our projects are frequently awarded through a competitive procurement process. We are constantly competing for project awards based on pricing, schedule and the breadth and technical sophistication of our services. Competition can place downward pressure on our contract prices and profit margins, which increases the risk that, among other things, we may not realize profit margins at the same rates as we have seen in the past or may become responsible for costs or other liabilities we have not accepted in the past. If we are unable to compete effectively, we may experience a loss of market share or reduced profitability or both, which could have a material adverse impact on our business, financial condition and results of operations.
Our results of operations depend on the award of new contracts and the timing of the award of these contracts.
Our revenues depend on new contract awards. Delays in the timing of the awards or cancellations of such projects as a result of economic conditions, material and equipment pricing and availability or other factors could impact our long-term projected results. It is particularly difficult to predict whether or when we will receive large-scale projects as these contracts frequently involve a lengthy and complex procurement and selection process, which is affected by a number of factors, such as market conditions or governmental and environmental approvals. Since a significant portion of our revenues is generated from such projects, our results of operations and cash flows can fluctuate significantly from quarter to quarter depending on the timing of our contract awards and the commencement or progress of work under awarded contracts. Furthermore, many of these contracts are subject to financing contingencies and, as a result, we are subject to the risk that the customer will not be able to secure the necessary financing for the project.
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
Demand for our services are impacted by economic downturns, reductions in government or private spending and times of political uncertainty.
We provide full spectrum technical and professional solutions to clients operating in a number of sectors and industries, including programs for various national governments, including the U.S. federal government; aerospace; automotive; pharmaceuticals and biotechnology; infrastructure; environmental; nuclear decommissioning; buildings; smart cities; energy and power; water; transportation; telecom and other general industrial and consumer businesses and sectors. These sectors and industries and the resulting demand for our services have been, and we expect will continue to be, subject to significant fluctuations due to a variety of factors beyond our control, including economic conditions and changes in client spending, particularly during periods of economic or political uncertainty.
Uncertain global economic, socioeconomic and political conditions may negatively impact our clients’ ability and willingness to fund their projects, including their ability to raise capital and pay, or timely pay, our invoices. These factors may also cause our clients to reduce their capital expenditures, alter the mix of services purchased, seek more favorable pricing and other contract terms and otherwise slow their spending on our services. For example, in the public sector, declines in state and local tax revenues as well as other economic declines may result in lower state and local government spending. In addition, under such conditions, many of our competitors may be more inclined to take greater or unusual risks or accept terms and conditions in contracts that we might not deem acceptable. These conditions may reduce the demand for our services, which may have a material adverse impact on our business, financial condition and results of operations.
Additionally, uncertain economic, socioeconomic and political conditions may make it difficult for our clients, our vendors, and us to accurately forecast and plan future business activities. We cannot predict the outcome of changing trade policies or other unanticipated socioeconomic or political conditions, nor can we predict the timing, strength or duration of any economic recovery or downturn worldwide or in our clients’ markets. In addition, our business has traditionally lagged recoveries in the general economy and, therefore, may not recover as quickly as the economy at large. Weak economic conditions could have a material adverse impact on our business, financial condition and results of operations. Furthermore, if a significant portion of our clients or projects are concentrated in a specific geographic area or industry, our business may be disproportionately affected by negative trends or economic downturns in those specific geographic areas or industries.
Regardless of economic or socioeconomic or political conditions, investment decisions by our customers may vary by location or as a result of other factors like the availability of labor or relative construction cost. Because we are dependent on the timing and funding of new awards, we are therefore vulnerable to changes in our clients’ markets and investment decisions. As a result, our past results have varied and may continue to vary depending upon the demand for future projects in the markets and the locations in which we operate.
Rising inflation, interest rates, and/or construction costs could reduce the demand for our services as well as decrease our profit on our existing contracts, in particular with respect to our fixed-price contracts.
Rising inflation, interest rates, or construction costs could reduce the demand for our services. In addition, we bear all of the risk of rising inflation with respect to those contracts that are fixed-price. Because a significant portion of our revenues are earned from cost-reimbursable type contracts (approximately 74% during fiscal 2022), the effects of inflation on our financial condition and results of operations over the past few years have been generally minor. However, if we continue to experience inflationary pressures, inflation may have a larger impact on our results of operations in the future, particularly if we expand our business into markets and geographic areas where fixed-price and lump-sum work is more prevalent. Therefore, increases in inflation, interest rates or construction costs could have a material adverse impact on our business, financial condition and results of operations.
We may be unable to realize the benefits of implementing our three-year corporate strategy.
This is a transformative time for the Company. In fiscal 2022, we launched our new three-year corporate strategy after identifying three growth accelerators to achieve our vision for future growth: Climate Response, Consultancy & Advisory and Data Solutions. A key component of our corporate strategy includes creating a new operating segment, Divergent Solutions, which is aligned to our data solutions growth accelerator. Developing a new business carries certain inherent risks, including potential diversion of management’s time and other resources from our previously-established revenue streams, the need for additional capital and other resources to expand this new business, and inefficient integration of operational and management systems and controls. Our success growing and developing the solutions offered by this new business will depend on a variety of factors, some of which may be outside of our control. There can be no assurance that creation of this operating segment will produce the revenues, earnings or business synergies that we anticipate. Additionally, we cannot assure you that our corporate strategy will be successful in achieving our financial growth targets or that we will deliver our anticipated results. The failure to successfully implement our corporate strategy could have a material adverse effect on our business.
Project sites are inherently dangerous workplaces. Failure to maintain safe work sites by us, the owner or others working at the project site can lead to our employees or others becoming injured, disabled or even losing their lives, and exposes us to significant financial losses and reputational harm, as well as civil and criminal liabilities.
Project sites often put our employees and others in close proximity with large pieces of mechanized equipment, moving vehicles, chemical and manufacturing processes and hazardous and highly regulated materials, in a challenging environment and often in geographically remote locations. We may be responsible for safety on some project sites, and, accordingly, we have an obligation to implement effective safety procedures. The failure by us or others working at such sites to implement safety procedures or the implementation of ineffective procedures, or the failure to implement and follow appropriate safety procedures, subjects our employees and others to the risk of injury, disability or loss of life, and subjects us to risk that the completion or commencement of our projects may be delayed and we may be exposed to litigation or investigations. Unsafe work sites also have the potential to increase employee turnover, increase the cost of a project to our clients and raise our operating and insurance costs.
We are also subject to regulations dealing with occupational health and safety. Although we maintain functional groups whose primary purpose is to ensure we implement effective HSE work procedures throughout our organization, including project sites and maintenance sites, the failure to comply with such regulations could subject us to liability. In addition, despite the work of our functional groups, we cannot guarantee the safety of our personnel or that there will be no damage to or loss of our work, equipment or supplies.

Our safety record is critical to our reputation. Many of our clients require that we meet certain safety criteria to be eligible to bid for contracts and many contracts provide for automatic termination or forfeiture of some or all of our contract fees or profit in the event we fail to meet certain measures.
For all of the foregoing reasons, if we fail to maintain adequate safety standards, we could suffer harm to our reputation, reduced profitability or the loss of projects or clients, which could have a material adverse impact on our business, financial condition and results of operations.
The nature of our contracts, particularly any fixed-price contracts, subjects us to risks of cost overruns. We may experience reduced profits or losses if costs increase above budgets or estimates or the project experiences delays.
For fiscal 2022, approximately 26% of our revenues were earned under fixed-price contracts. Both fixed-price and many cost-reimbursable contracts require us to estimate the total cost of the project in advance of our performance. For fixed-price contracts, we may benefit from any cost-savings, but we bear greater risk of paying some, if not all, of any cost overruns. Fixed-price contracts are established in part on proposed designs, which may be partial or incomplete, cost and scheduling estimates that are based on a number of assumptions, including those about future economic conditions, commodity and other materials pricing and cost and availability of labor (including the cost of any related benefits or entitlements), equipment and materials and other exigencies. Cost overruns can occur, leading to reduced profits or, in some cases, a loss for that project for a variety of reasons, including if the design or the estimates prove inaccurate or if circumstances change due to, among other things, unanticipated technical problems, difficulties in obtaining permits or approvals, changes in local laws or labor conditions, weather or other delays beyond our control, changes in the costs of equipment or raw materials, our vendors’ or subcontractors’ inability or failure to perform, or changes in general economic conditions and inflationary pressures. We may present change orders and claims to our clients, subcontractors and vendors for, among other things, additional costs exceeding the original contract price. If we fail to properly document the nature of our claims and change orders, or are otherwise unsuccessful in negotiating reasonable settlements with our clients, subcontractors and vendors, we will likely incur cost overruns, reduced profits or, in some cases, result in a loss for a project. These risks are exacerbated for projects with long-term durations because there is an increased risk that the circumstances on which we based our original estimates will change in a manner that increases costs. The occurrence of significant costs overruns could have a material adverse impact on our business, financial condition and results of operations.
Our failure to meet performance requirements or contractual schedules could adversely affect our business, financial condition and results of operations.
Many of our contracts require us to satisfy specific progress or performance milestones in order to receive payment from the customer. As a result, we often incur significant costs for engineering, materials, components, equipment, labor or subcontractors prior to receipt of payment from a customer, which may impact our liquidity. In some circumstances, we may incur penalties if we do not achieve project completion by a scheduled date. In some cases, the occurrence of delays may be due to factors outside of our control, such as due to supply chain shortages.
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
Backlog represents estimates of the total dollar amount of revenues we expect to record in the future as a result of performing work under contracts that have been awarded to us. As of the end of fiscal 2022, our backlog totaled approximately $27.9 billion. There is no assurance that backlog will actually be realized as revenues in the amounts reported or, if realized, will result in profits. In accordance with industry practice, substantially all of our contracts, including our U.S. government work, are subject to cancellation, termination, or suspension at the discretion of the client, and may be subject to changes in the scope of services to be provided, as well as adjustments to the costs relating to the contracts. In the event of a project cancellation, we would generally have no contractual right to the total revenue reflected in our backlog. Projects can remain in backlog for extended periods of time because of the nature of the project and the timing of the particular services required by the project. The risk of contracts in backlog being canceled or suspended generally increases during periods of widespread economic slowdowns or in response to changes in commodity prices.
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
Contracts with the U.S. federal government and other governments and their agencies pose additional risks compared to contracts with private sector clients.
We depend on contracts with the U.S. federal government and other governments and their agencies. The U.S. federal government represented approximately 31% of our total revenue in fiscal 2022. These contracts, which are a significant source of our revenue and profit, are subject to additional risks compared to contracts with private sector clients:
•Some of our contracts are long-term government contracts, which are only funded on an annual basis. In addition, public-supported financing, such as state and local municipal bonds may be only partially raised to support existing infrastructure projects. As a result, at the beginning of a program, the related contract is only partially funded, and additional funding is normally committed only as appropriations are made in each fiscal year. If appropriations for funding are not made in subsequent years of a multiple-year contract, we may not be able to realize all of our anticipated revenue and profits from that project. U.S. government shutdowns or any related under-staffing of the government departments or agencies that interact with our business could result in program cancellations, disruptions and/or stop work orders, could limit the government’s ability to effectively progress programs and make timely payments, and could limit our ability to perform on our existing U.S. government contracts and successfully compete for new work. Governments are typically under no obligation to maintain funding at any specific level, and funds for government programs may even be eliminated. The U.S. government may also shift its spending focus away from areas, such as defense and space exploration, and towards other areas in which we do not currently provide services.
•Our contracts with governmental agencies are subject to audit, investigations and proceedings which could result in adjustments to reimbursable contract costs or, if we are charged with wrongdoing, possible temporary or permanent suspension from participating in government programs, and a variety of penalties can be imposed on us including monetary damages and criminal and civil penalties.
•Governmental agencies may modify, curtail or terminate our contracts at any time prior to their completion and, if we do not replace them, we may suffer a decline in revenue. In addition, for some assignments, the U.S. government may attempt to “insource” the services to government employees rather than outsource to a contractor.
•Most government contracts are awarded through a rigorous competitive process, which may emphasize price over other qualitative factors. The U.S. federal government has increasingly relied upon multiple-year contracts with multiple contractors that generally require those contractors to engage in an additional competitive procurement process for each task order issued under a contract. This process may result in us facing significant additional pricing pressure and uncertainty and incurring additional costs.
•We may not be awarded government contracts because of existing policies designed to protect small businesses and under-represented minorities.

◦Government contracts are subject to specific procurement regulations and a variety of other socio-economic requirements, which affect how we transact business with our clients and, in some instances, impose additional costs on our business operations. For example, for contracts with the U.S. federal government, we must comply with the Federal Acquisition Regulation, the Truth in Negotiations Act, the Cost Accounting Standards, and numerous regulations governing environmental protection and employment practices. Government contracts also contain terms that expose us to heightened levels of risk and potential liability than non-government contracts. This includes, for example, unlimited indemnification obligations.
•Many of our federal government contracts require us to have security clearances, which can be difficult and time consuming to obtain. If our employees or our facilities are unable to obtain or retain the necessary security clearances, our clients could terminate or not renew existing contracts or award us new contracts, which could have a material adverse impact on our business, financial condition and results of operations could be negatively impacted.
These various uncertainties, restrictions, and regulations including oversight audits by government authorities as well as profit and cost controls, could have a material adverse impact on our business, financial condition and results of operations.
Our services expose us to significant monetary damages or even criminal violations and our insurance policies may not provide adequate coverage.
We provide services that are subject to professional standards and qualifications, including providing services that are based on our professional engineering expertise, as well as our other professional credentials. These services must comply with various professional standards, duties and obligations regulating the performance of such services. Our engineering practice, for example, involves professional judgments regarding the planning, design, development, construction, operations and management of industrial facilities and public infrastructure projects. We also issue reports and opinions to clients based on our professional expertise, such as issuing opinions and reports to government clients in connection with securities offerings. While we do not generally accept liability for consequential damages in our contracts, and although we have adopted a range of insurance, risk management and risk avoidance programs designed to reduce potential liabilities, we may be deemed to be responsible for these professional judgments, recommendations or opinions if they are later determined to be inaccurate, or if a catastrophic event or other failure occurs at one of our project sites or completed projects. Any unfavorable legal ruling against us could result in substantial monetary damages, disqualification to perform services in the future, or even criminal violations.
Such events could result in significant professional or product liability and warranty or other claims against us that could be highly publicized and have reputational harm, especially if public safety is impacted. We could also be liable to third parties, including through class actions, even if we are not contractually bound to those third parties. These liabilities could exceed our insurance limits or the fees we generate, may not be covered by insurance at all due to various exclusions in our coverage and could impact our ability to obtain insurance in the future. Further, even where coverage applies, the policies have limits and deductibles or retentions, which results in our assumption of exposure for certain amounts with respect to any claim filed against us. In addition, indemnification from clients or subcontractors may not be available. An uninsured claim, either in part or in whole, as well as any claim covered by insurance but subject to a policy limit, high deductible and/or retention, if successful and of a material magnitude, could have a material adverse impact on our business, financial condition and results of operations.
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
With a workforce of approximately 60,000 people globally, we are also party to labor and employment claims in the normal course of business. Certain of these claims relate to allegations of harassment and discrimination, pay equity, denial of benefits, wage and hour violations, whistleblower protections, concerted protected activity, and other employment protections, and may be pursued on an individual or class action basis depending on applicable laws and regulations. Some of such claims may be insurable, while other such claims may not.
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
In addition, claims received from subcontractors or made by us for change orders can be the subject of lengthy negotiations, arbitration or litigation proceedings, which could result in the investment of significant amounts of working capital pending the resolution of the relevant change orders and claims. A failure to promptly recover on these types of claims could have a material adverse impact on our liquidity and financial results. Additionally, irrespective of how well we document the nature of our claims and change orders, the cost to prosecute and defend claims and change orders can be significant.
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
We maintain insurance coverage from third-party insurers as part of our overall risk management strategy and because some of our contracts require us to maintain specific insurance coverage limits. Catastrophic events, litigation claims and other market factors can result in decreased coverage limits, coverage that is more limited, increased premium costs or higher deductibles and/or retentions. If any of our third-party insurers fail, suddenly cancel our coverage or otherwise are unable to provide us with adequate insurance coverage, then our overall risk exposure and our operational expenses could increase, and the management of our business operations could be disrupted. In addition, there can be no assurance that any of our existing insurance coverage will be renewable upon the expiration of the coverage period or that future coverage will be affordable at the required limits.
A reduction in the amount of available governmental funding could materially affect our results of operations.
Historically, we have benefited from both domestic and international government investment programs that provide funding for our services, and we expect to continue to benefit from bills such as the Infrastructure Investment and Jobs Act, the CHIPS and Science Act and the Inflation Reduction Act. While spending and stimulus bills are expected to provide funding in many of the markets in which we operate, we may not be able to obtain the expected benefits from these bills or similar bills in the future. In addition, the timing of funding awards under these bills is uncertain. A reduction in the amount of governmental funding available could materially affect our results of operations.
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
Cybersecurity or privacy breaches, or systems and information technology interruption or failure could adversely impact our ability to operate or expose us to significant financial losses and reputational harm.
We may experience interruptions, errors and delays in our information technology systems. In the event we are unable to maintain or improve the efficiency and efficacy of our systems, the operation of such systems could be subjected to additional interruption or could result in the loss, corruption, or release of data. In addition, our computer and communication systems and operations could be damaged or interrupted by natural disasters, force majeure events, telecommunications failures, power loss, acts of war or terrorism, computer viruses, malicious code, physical or electronic security breaches, intentional or inadvertent user misuse or error or similar events or disruptions. Any of these or other events could cause interruptions, delays, loss of critical and/or sensitive data or similar effects, which could have a material adverse impact on our business, financial condition, protection of intellectual property and results of operations, as well as those of our clients.
Our information technology systems, which have grown over time, including through acquisitions, have, and will continue to experience threats, including unauthorized access, computer hackers, computer viruses, malicious code, ransomware, phishing, organized cyber-attacks and other security problems and system disruptions, including unauthorized access to and disclosure of our and our clients’ proprietary or classified information. Such tactics have caused, and may also seek to cause in the future, payments due to or from the Company to be misdirected to fraudulent accounts, which may not be recoverable by the Company.

While we have security measures and technology in place designed to protect our and our clients’ proprietary or classified information, there can be no assurance that our efforts will prevent all threats to our computer systems. Because the techniques used to obtain unauthorized access or sabotage systems change frequently, become more sophisticated and generally are not identified until they are launched against a target, we may be unable to anticipate these techniques or to implement adequate preventative measures. As a result, we may be required to expend significant resources to protect against the threat of system disruptions and security breaches or to alleviate problems caused by these disruptions and breaches. Any of these events could damage our reputation, cause us to incur significant liability and have a material adverse effect on our business, financial condition and results of operations.
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
In addition, laws and regulations governing data privacy and the unauthorized disclosure of personal data, including the European Union General Data Protection Regulation ("GDPR"), the United Kingdom Data Protection Act, the California Consumer Privacy Act, the California Privacy Rights Act, and other emerging U.S. state and global privacy laws pose increasingly complex compliance challenges and potentially elevate costs and may require changes to our business practices resulting from the variation of regulatory requirements and increased enforcement frequency. Failure to comply with these laws and regulations, including related regulatory enforcement and/or private litigation resulting from a potential privacy breach, could result in governmental investigations, significant fines and penalties, damages from private causes of action, or reputational harm. Additionally, we are subject to laws, rules, and regulations regarding cross-border transfers of personal data, including laws relating to transfer of personal data outside the European Economic Area. If we cannot rely on existing mechanisms for transferring personal data, we may be unable to transfer personal data of employees and clients in those regions, which could adversely affect our business, financial condition, and operating results.
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
We may have to contribute additional cash to meet any underfunded benefit obligations associated with retirement and post-retirement benefit plans we manage or for which we have contribution or funding obligations.
We have various employee benefit plan obligations that require us to make contributions to satisfy, over time, our underfunded benefit obligations, which are generally determined by calculating the projected benefit obligations minus the fair value of plan assets. For example, as of September 30, 2022 and October 1, 2021, our defined benefit pension and post-retirement benefit plans were underfunded by $81.2 million and $191.4 million, respectively. See Note 13- Pension and Other Postretirement Benefit Plans in the Notes to Consolidated Financial Statements beginning on page F-1 of this Annual Report on Form 10-K for additional disclosure. In the future, our benefit plan obligations may increase or decrease depending on changes in the levels of interest rates, pension plan asset performance and other factors. If we are required to contribute a significant amount of the deficit for underfunded benefit plans, our cash flows could be materially and adversely affected.
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
We must successfully manage the demand, supply and operational challenges associated with the effects of disease outbreaks, including epidemics, pandemics or similar widespread public health concerns.
Our business may be negatively impacted by disease outbreaks, epidemics, pandemics, or similar widespread public health concerns, such as the COVID-19 pandemic, including as a result of fear of exposure to, or actual effects of, any diseases, or the measures that international, federal, state and local public health and other governmental authorities implement to address it.
Despite the availability of vaccines in some geographies, COVID-19 continues to spread throughout the United States and globally, including in regions where we have significant operations and personnel, and uncertainties exist as to the efficacy of vaccines against new variants or mutations of COVID-19. Although there has been an easing of restrictions, such as “stay at home” orders and social distancing, in certain jurisdictions, some of these restrictions have been reinstated in other jurisdictions, or could be reinstated in the future, to manage a resurgence or new outbreak of COVID-19 or other disease outbreaks, including in connection with new variants or mutations of the virus. In addition, the reopening of businesses and economies in certain countries is creating a variety of new challenges, including, for example, higher prices for goods and services, limited availability of products, and disruptions to supply chains. As such, the duration, severity of its effects and ultimate impact to the world’s population and the global economy are still unknown.
The effects of disease outbreaks, including epidemics, pandemics or similar widespread public health concerns may adversely affect certain elements of our business, including, but not limited to, the following:
•There may be reductions in demand for certain of our services and the delay or abandonment of ongoing or anticipated projects due to our clients’, suppliers’ and other third-parties’ diminished financial conditions or financial distress, as well as governmental budget constraints.
•Our clients may be unable to meet their payment obligations to us in a timely manner, including as a result of deteriorating financial condition or bankruptcy resulting from a disease outbreak, including the ongoing COVID-19 pandemic, and resulting economic impacts. Further, other third parties, such as suppliers, subcontractors, joint venture partners and other outside business partners, may experience significant disruptions in their ability to satisfy their obligations with respect to us, or they may be unable to do so altogether.
•Illness, travel restrictions or other workforce disruptions could adversely affect our supply chain, our ability to timely and satisfactorily complete our clients’ projects, our ability to provide services to our clients or our other business processes. Similar to travel restrictions implemented in response to the COVID-19 pandemic, jurisdictions may close borders, impose prolonged quarantines and restrict travel and business activity, in the event of a future disease outbreak or resurgence, which could materially impair our ability to support our operations and clients (both domestic and international), to source supplies through the global supply chain and to identify, pursue and capture new business opportunities, and which could continue to restrict the ability of our employees to access their workplaces. We also face the possibility of increased overhead or other expenses resulting from compliance with any current and future government orders or other measures enacted in response to any future disease outbreak or resurgence.
•We operate in many countries around the world, and certain of those countries’ governments may be unable to effectively mitigate the financial or other impacts of any future disease outbreak on their economies and workforces and our operations therein.
The extent to which a disease outbreak or resurgence impacts our business, financial condition and results of operations, including the duration and magnitude of such impacts, will depend on numerous factors that we may not be able to accurately predict or assess. Disease outbreaks and the volatile regional and global economic conditions stemming therefrom, as well as reactions to future pandemics or resurgences of COVID-19, could also precipitate or aggravate the other risk factors that we identify in this Annual Report on Form 10-K, which in turn could materially adversely affect our business, financial condition and results of operations. There may be other adverse consequences to our business, financial condition and results of operations from the spread of COVID-19 or other diseases that we have not considered or have not become apparent. As a result, we cannot assure you that if COVID-19 continues to spread, or there are other significant disease outbreaks, it would not have a further adverse impact on our business, financial condition and results of operations.
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
Sustained remote working arrangements may increase our costs and adversely impact our culture and ability to effectively train our personnel.
As a result of the COVID-19 pandemic, unprecedented numbers of employees worldwide shifted to working remotely across industries, including in our industry. Despite the easing of government mandated remote work, many employees continue to work remotely on either a full-time or hybrid basis. While we have begun voluntary phased re-openings in our offices in accordance with guidance provided by government agencies, the majority of our employees are currently still working remotely, and we expect sustained remote working arrangements to continue for a significant percentage of our employees.
Although many of our employees can effectively perform their responsibilities while working remotely, and the opportunity to work remotely may increase the geographic markets from where we may attract talent, some work is not well-suited for remote work, and that work may not be completed as efficiently as if it were performed on site. Additionally, we may be exposed to unexpected cybersecurity risks and additional information technology-related expenses as a result of remote working requirements.
As employees continue to work remotely, we must adopt new techniques and tools to effectively train and integrate new hires and preserve our culture. Failure to effectively train our employees could create challenges for us in maintaining high levels of employee awareness of, and compliance with, our internal procedures and external regulatory compliance requirements, in addition to increasing our recruiting, training and supervisory costs, while failure to preserve our culture for any reason could harm our future success, including our ability to retain and recruit personnel, innovate and operate effectively and execute on our business strategy.
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
Our professional reputation and relationships with government agencies are critical to our business, and any harm to our reputation or relationships could decrease the amount of business that governments do with us, which could have a material adverse effect on our business, financial condition and results of operations.
A significant portion of our revenue is earned directly or indirectly from various government agencies. If our reputation or relationships with these agencies were harmed, our future revenue and growth prospects would be materially and adversely affected. Our reputation and relationship with these government agencies is a key factor in maintaining and growing revenue under our government contracts. Negative press reports regarding poor contract performance, employee misconduct, information security breaches, engagements in or perceived connections to politically or socially sensitive activities, or other aspects of our business, or regarding government contractors generally, could harm our reputation. In addition, to the extent our performance under a contract does not meet a government agency’s expectations, the client might seek to terminate the contract prior to its scheduled expiration date, provide a negative assessment of our performance to government-maintained contractor past-performance data repositories, fail to award us additional business under existing contracts or otherwise, and direct future business to our competitors. If our reputation or relationships with these agencies are negatively affected, or if we are suspended or debarred from contracting with government agencies for any reason, such actions would decrease the amount of business that the government agency does with us, which would have a material adverse effect on our business, financial condition and results of operations.

Our focus on new growth areas for our business entails risks, including those associated with new relationships, clients, talent needs, capabilities, service and product offerings, and maintaining our collaborative culture and core values.
We are focused on growing our presence in our addressable markets by: expanding our relationships with existing clients, developing new clients by leveraging our core competencies, further developing our existing capabilities and service offerings, creating new capabilities and solutions offerings to address our clients' emerging needs, and undertaking business development efforts focused on identifying near-term developments and long-term trends that may pose significant challenges for our clients. These efforts entail inherent risks associated with innovation and competition from other participants in those areas, potential failure to help our clients respond to the challenges they face, our ability to comply with uncertain evolving legal standards applicable to certain of our offerings, including those in the cybersecurity area, and, with respect to potential international growth, risks associated with operating in foreign jurisdictions, such as compliance with applicable foreign and U.S. laws and regulations that may impose different and, occasionally, conflicting or contradictory requirements, and the economic, legal, and political conditions in the foreign jurisdictions in which we operate. As we attempt to develop new relationships, clients, capabilities, and service and product offerings, these efforts could harm our results of operations due to, among other things, a diversion of our focus and resources and actual costs, opportunity costs of pursuing these opportunities in lieu of others and a failure to reach a profitable return on our investments in new technologies, capabilities, and businesses, including expenses on research and development investments, and these efforts could ultimately be unsuccessful.
The needs of our customers change and evolve regularly. Our success depends upon our ability to identify emerging technological trends; develop technologically advanced, innovative, and cost-effective products and services; and market these products and services to our customers. For example, one of our business strategies is to invest in, develop and promote innovative climate response technologies and solutions in order to meet the demands of our public and private sector clients. A misalignment between the technologies and solutions we identify to invest in, develop and promote and our clients’ needs may adversely impact our results of operations and reputation. Although we have strategies to mitigate this risk, we cannot assure you that we will identify the most effective technologies and solutions to invest in, promote or develop. Additionally, as we diversify and expand our product offerings, there is also an increased risk that one or more of our product offerings could fail to meet specifications in a particular application, or could be perceived by our customers to contain defects, which could result in our being liable for damages and losses that arise from such products. Products with defects, or which are otherwise incompatible with intended end uses, may also result in us having to recall such products, or provide additional services under the product warranty, which may impact our profitability. A failure of our products and solutions to meet specifications may materially adversely affect our business, results of operations, or financial condition.
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
Risks Related to International Operations
Our international operations are exposed to additional risks and uncertainties, including unfavorable political developments and weak foreign economies.
For fiscal 2022, approximately 34% of our revenue was earned from clients outside the U.S. Our business is dependent on the continued success of our international operations, and we expect our international operations to continue to account for a significant portion of our total revenues. Our international operations are subject to a variety of risks, including:
•Recessions and other economic crises in other regions, such as Europe, Asia or other specific foreign economies and the impact on our costs of doing business in those countries;
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
•Potential non-compliance with regulations and evolving industry standards regarding consumer protection and data use and security, including the General Data Protection Regulation approved by the European Union and the Data Protection Act approved by the United Kingdom;
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
•Changes in labor conditions;
•Acts of war, aggression between nations, civil unrest, force majeure, and terrorism;
•The ability to finance efficiently our foreign operations;
•Social, political, and economic instability;
•Changes to tax policy;
•Currency exchange rate fluctuations;
•Limitations on the ability to repatriate foreign earnings; and
•U.S. government policy changes in relation to the foreign countries in which we operate.
The lack of a well-developed legal system in some of these countries may make it difficult to enforce our contractual rights. In addition, military action, geopolitical shifts or continued unrest, particularly in the Middle East, could disrupt our operations in the region and elsewhere and may impact the supply or pricing of oil, increase our security costs and cost of compliance with local laws, and present risks to our reputation. Additionally, recent events, including changes in U.S. trade policies and responsive changes in policy by foreign jurisdictions and similar geopolitical developments and uncertainty in the E.U., Asia and elsewhere, have increased levels of political and economic unpredictability globally, and may increase the volatility of global financial markets and the global and regional economies.

In addition, our globally connected talent force collaborates to deliver solutions for clients, agnostic of geography. This relies upon client procurement models that are open to global professional service provision. Increased nationalization and heightened “buy-local” policies and regulation could reduce the effectiveness and competitive differentiation enabled by our global delivery model and compound the existing talent shortage in key geographies. To the extent our international operations are affected by unexpected or adverse economic, political and other conditions, our business, financial condition and results of operations may be adversely affected.
Foreign exchange risks may affect our ability to realize a profit from certain projects.
We are a global professional services company, with our international operations accounting for approximately 34% of our annual revenue in fiscal year 2022. Fluctuations in exchange rates for foreign currencies have reduced, and could continue to reduce, the U.S. dollar value of sales, earnings and cash flows we receive from non-U.S. markets, negatively impact our competitiveness in those markets or otherwise adversely impact our business results, reported financial condition and the U.S. dollar value of our backlog. Our reported financial condition and results of operations are exposed to the effects (both positive and negative) that fluctuating exchange rates have on the process of translating the financial statements of our international operations, which are denominated in currencies other than the U.S. dollar, into the U.S. dollar.
In addition, fluctuations in exchange rates may increase our supply costs (as measured in U.S. dollars) in international markets. While we generally attempt to denominate our contracts in the currencies of our expenditures, we do enter into contracts that expose us to currency risk, particularly to the extent contract revenue is denominated in a currency different than the contract costs. We may attempt to minimize our exposure from currency risks by obtaining escalation provisions for projects in inflationary economies or entering into derivative (hedging) instruments, when there is currency risk exposure that is not naturally mitigated via our contracts. These actions, however, may not always eliminate currency risk exposure. The governments of certain countries have or may in the future impose restrictive exchange controls on local currencies and it may not be possible for us to engage in effective hedging transactions to mitigate the risks associated with fluctuations in a particular currency. We may also be exposed to limitations on our ability to reinvest earnings from operations in one country to fund the financing requirements of our operations in other countries.
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
We work in international locations where there are high security risks, which could result in harm to our employees or unanticipated costs.
Some of our services are performed in high-risk locations, where the country or location is subject to political, social or economic risks, or war, terrorism or civil unrest. In those locations where we have employees or operations, we may expend significant efforts and incur substantial security costs to maintain the safety of our personnel. Despite these activities, in these locations, we cannot always guarantee the safety of our personnel . Acts of terrorism and threats of armed conflicts in or around various areas in which we operate could limit or disrupt markets and our operations, including disruptions resulting from the evacuation of personnel or the cancellation of contracts. The loss of key employees or contractors, whether as a result of injury, death or attrition, may adversely impact our business operations .

Our operations may be impacted by the United Kingdom’s exit from the European Union.
On December 24, 2020, the E.U. and the U.K. agreed the terms of a trade and cooperation agreement, which sets out the terms of their future relationship, which we refer to as the Trade Agreement, in connection with the U.K.'s exit from the E.U., commonly referred to as “Brexit.” The Trade Agreement was approved by the U.K. Parliament, and applied provisionally until the end of April 2021, when the European Parliament approved the Trade Agreement. The Trade Agreement offers U.K. and E.U. businesses preferential access to each other’s markets, ensuring imported goods will be free of tariffs and quotas. However, economic relations between the U.K. and the E.U. will now be on more restricted terms than before and there remains uncertainty around the post-Brexit regulatory environment, as the provisions of the Trade Agreement do not cover the services sector.
These restrictions may adversely affect our relationships with our existing and future customers, suppliers, employees, and subcontractors, or otherwise have an adverse effect on our business, financial condition and results of operations. The diverging regulatory environments also add additional complexity to our compliance programs. This uncertainty could cause significant economic disruption and further depress consumer confidence and the economy of the U.K., which may cause our customers to closely monitor their costs, terminate or reduce the scope of existing contracts, decrease or postpone currently planned contracts, or negotiate for more favorable deal terms, each of which may have a negative impact on our business, financial condition and results of operations.
Risks Related to Acquisitions, Investments, Joint Ventures and Divestitures
If we, or any of our subsidiaries or companies in which we have made strategic investments, lose, or experience a significant reduction in, business from one or a few customers, it could have a material adverse impact on us.
A few clients have in the past, and may in the future, account for a significant portion of our revenue and/or backlog, or the revenue and/or backlog for our subsidiaries or companies in which we have made strategic investments, in any one year or over a period of several consecutive years. For example, in fiscal 2022, 2021 and 2020, approximately 31%, 33% and 33%, respectively, of our revenue was earned directly or indirectly from agencies of the U.S. federal government. Although we have long-standing relationships with many of our significant clients, our clients may unilaterally reduce, delay or cancel their contracts at any time. If we, or any of our subsidiaries or companies in which we have made strategic investments, lose, or experience a significant reduction in business from a significant client could have a material adverse impact on our business, financial condition, and results of operations.
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
Because we have grown in part through acquisitions, goodwill and intangible assets represent a substantial portion of our assets. As of September 30, 2022, we had $7.18 billion of goodwill, representing 49.0% of our total assets of $14.66 billion. Under U.S. GAAP, we are required to test goodwill carried in our Consolidated Balance Sheets for possible impairment on an annual basis, and whenever events occur, or circumstances change, that indicate impairments could exist, based upon a fair value approach. We also assess the recoverability of the unamortized balance of our intangible assets when indications of impairment are present based on expected future probability and undiscounted expected cash flows and their contribution to our overall operations. We have chosen to perform our annual impairment reviews of goodwill at the beginning of the fiscal fourth quarter.
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
Our business strategy involves growth through, among other things, the acquisition of, and strategic investments in, other companies, such as our acquisitions of CH2M, KeyW, John Wood Group’s nuclear business, Buffalo Group, BlackLynx and StreetLight and we completed a strategic investment in PA Consulting in March 2021. These transactions, as well as transactions we may engage in in the future, present a number of risks, including:
•Assumption of liabilities of an acquired business, including liabilities that were unknown at the time the transaction was negotiated, such as if the target company failed to comply with U.S. federal, state, local and foreign laws and regulations and/or contractual requirements with government clients;
•Valuation methodologies may not accurately capture the value of the target company's business;
•Failure to realize anticipated benefits, such as cost savings, synergies, business opportunities and growth opportunities within the anticipated time-frame or at all;
•The loss of key customers or suppliers, including as a result of any actual or perceived conflicts of interest;
•Difficulties or delays in obtaining regulatory approvals, licenses and permits;
•Difficulties relating to combining previously separate entities into a single, integrated, and efficient business;
•For strategic investments in which we do not acquire 100% of the target company, the other equity holders may have consent rights over certain actions taken by the company, and in the event a target company continues to operate as a standalone company, it may result in additional costs;
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

•Increased financial and accounting challenges and complexities in areas such as tax planning, treasury management, financial and non-financial (e.g. climate-related) reporting and internal controls;
•The potential for claims for damages by the sellers of any business if we enter into an acquisition agreement that we do not ultimately consummate, or if disputes arise post-closing relating to post-closing covenants or payment obligations; and
•The risks discussed in this Item 1A. Risk Factors that may relate to the activities of the acquired business prior to the acquisition.
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
We may also enter into separate commercial arrangements with these companies, whether before, concurrently with, or after making a minority investment. In certain cases, the commercial arrangement may be a driving factor behind our investment. We cannot assure you that that the commercial arrangement will further our business strategy as we expected. We may not realize all the economic benefits expected from the commercial agreement, or realize the expected return on our investments.
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

If we fail to comply with any governmental requirements, our business may be adversely affected.
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
In addition, we and many of our clients operate in highly regulated environments, which requires us or our clients to obtain, and to comply with, federal, state and local government permits and approvals. These permits or approvals are subject to denial, revocation or modification under various circumstances. Failure to obtain or comply with, or the loss or modification of, the conditions of permits or approvals subjects us to the risk of penalties or other liabilities, could have a material adverse impact on our business, financial condition and result of operations.
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
Climate change related events, such as increased frequency and severity of storms, floods, wildfires, droughts, hurricanes, freezing conditions, and other natural disasters, may have a long-term impact on our business, financial condition and results of operation. While we seek to mitigate our business risks associated with climate change, we recognize that there are inherent climate related risks regardless of where we conduct our business. For example, a catastrophic natural disaster could negatively impact any of our office locations and the locations of our customers. Access to clean water and reliable energy in the communities where we conduct our business is critical to our operations. Accordingly, a natural disaster has the potential to disrupt our and our customers’ businesses and may cause us to experience work stoppages, project delays, financial losses and additional costs to resume operations, including increased insurance costs or loss of coverage, legal liability and reputational losses.
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
We may also incur additional expenses as a result of U.S. and international regulators requiring additional disclosures regarding GHG emissions. Compliance with such regulation and the associated potential cost is complicated by the fact that various countries and regions are following different approaches to the regulation of climate change.
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
While our climate commitments and targets are ambitious, we believe that they are realistic and achievable. We have also developed a roadmap for implementation of our carbon reduction goals and our global emissions reduction trajectory suggests that we are on the pathway to meet our targets. However, we also recognize that some of our emission reductions over the past two years may have been primarily the result of the global COVID-19 pandemic. Our roadmap recognizes this and we are putting measures in place now to ensure that we remain on that same trajectory however we cannot guarantee that such measures will be successful. Failure to achieve our climate commitments and targets could damage our reputation and our customer and other stakeholder relationships. Further, investors have recently increased their focus on environmental, social and governance matters, including practices related to GHGs and climate change. An increasing percentage of the investment community considers sustainability factors in making investment decisions, and an increasing number of entities are considering sustainability factors in awarding business. If we are unable to meet our climate commitments and targets and appropriately address sustainability enhancement, we may lose investors, customers, or partners, our stock price may be negatively impacted, our reputation may be negatively affected, and it may be more difficult for us to compete effectively, all of which would have an adverse effect on our business, results of operations and financial condition.

Risks Related to Our Indebtedness and Credit Markets
We rely in part on liquidity from our credit facilities to fund our business. Restrictions in our credit facilities could adversely affect our business.
We are currently a borrower under several credit facilities. These facilities all contain customary covenants restricting, among other things, our ability to incur certain liens and indebtedness. We are also subject to certain financial covenants, including maintenance of a maximum consolidated leverage ratio. A breach of any covenant or our inability to comply with the required financial ratios could result in a default under one or more of our credit facilities and limit our ability to do further borrowing. We cannot assure you that we will be able to maintain compliance with these covenants in the future and, if we fail to do so, we may be prohibited from undertaking actions that are necessary or desirable to maintain or expand our business. Additionally, if it becomes necessary to refinance these borrowings on less favorable terms, or if we are unable to refinance at all, our results of operations and financial condition could be materially adversely affected by increased costs and rates.
Our business may be adversely affected by disruptions or lack of liquidity in the credit markets, including reduced access to credit and higher costs of obtaining credit.
We depend on the availability of credit to grow our business and to help fund business acquisitions. Instability in the credit markets in the U.S. or abroad, and continued inflation and rising interest rates could cause the availability of credit to be relatively difficult or expensive to obtain at competitive rates, on commercially reasonable terms or in sufficient amounts. This situation could make it more difficult or more expensive for us to access funds, refinance our existing indebtedness, enter into agreements for new indebtedness, or obtain funding through the issuance of securities or such additional capital may not be available on terms acceptable to us, or at all.
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
Furthermore, our cash balances and short-term investments are maintained in accounts held by major banks and financial institutions located primarily in North America, Europe, South America, Australia and Asia. Some of our accounts hold deposits in amounts that exceed available insurance. In addition, we are subject to the risk that the counterparties to our credit agreements may go bankrupt if they suffer catastrophic demand on their liquidity that will prevent them from fulfilling their contractual obligations to us. Although none of our lenders or the financial institutions in which we hold our cash and investments have gone into bankruptcy or forced receivership, or have been seized by their governments, there is a risk that such events may occur in the future. If any such events were to occur, we would be at risk of not being able to access cash, which may result in a temporary liquidity crisis that could impede our ability to fund our operations, which could have a material adverse impact on our business, financial condition and results of operations.

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
Risks Related to Our Common Stock and Corporate Structure
Our quarterly results may fluctuate significantly, which could have a material negative effect on the price of our common stock.
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
We are a holding company. Substantially all of our business is conducted through our subsidiaries. We depend on the performance of our subsidiaries and their ability to make distributions to us to fund our operations.
We are a holding company. Substantially all of our business is conducted through our subsidiaries, which are separate and distinct legal entities. Therefore, we are reliant on the operations of our subsidiaries to fund (whether by dividend, distribution or loan) holding company operations, including our ability to pay dividends and service any indebtedness of the holding company. In addition, we cannot assure you that the agreements governing the existing and future indebtedness of our subsidiaries will permit our subsidiaries to provide us with sufficient dividends, distributions or loans to fund payments of dividends or other obligations of the holding company. In addition, any payment of dividends, distributions or loans to us by our subsidiaries could be subject to restrictions on dividends or repatriation of earnings under applicable local law and monetary transfer restrictions in the jurisdictions in which our subsidiaries operate. Furthermore, payments to us by our subsidiaries will be contingent upon our subsidiaries’ earnings.
Item 1B.    UNRESOLVED STAFF COMMENTS
None.
Item 2.    PROPERTIES
Our properties consist primarily of office space within general, commercial office buildings located in major cities primarily in the following countries: United States; Armenia; Australia; Canada; China; Czech Republic; Egypt; France; Germany; Hong Kong; India; Indonesia; Iraq; Ireland; Italy; Japan; Kazakhstan; Malaysia; The Netherlands; New Zealand; The Philippines; Poland; Qatar; Romania; Saudi Arabia; Singapore; Slovakia; South Africa; South Korea; Sweden; Switzerland; Taiwan (Province of China); Thailand; Ukraine; United Arab Emirates and United Kingdom. We also lease smaller offices located in certain other countries. Such space is used for operations (providing technical, professional, and other home office services), sales and administration. The total amount of space leased by us for all of our operations is approximately 6.9 million square feet. We continue to evaluate our real estate needs in connection with changes in the Company's use of its leased space as a result of the COVID-19 pandemic, and as part of the integration of our prior acquisitions.

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
Shareholders
According to the records of our transfer agent, there were 2,733 shareholders of record as of November 11, 2022.
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
The following table summarizes the activity under the 2020 Repurchase Authorization during the fourth quarter of fiscal 2022:

Period	Total Number of Shares Purchased	Average Price Per Share (1)	Total Number of Shares Purchased under the 2020 Repurchase Authorization	Approximate Dollar Value of Shares that May Yet Be Purchased Under the 2020 Repurchase Authorization
August 29, 2022 - September 30, 2022	276,244	$113.02	276,244	$500,991,805
(1)Includes commissions paid and calculated at the average price per share
As of September 30, 2022, the Company has $501.0 million remaining under the 2020 Repurchase Authorization.
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

Unregistered Sales of Equity Securities
On February 4, 2022, the Company issued 6,620 shares of restricted stock in connection with its acquisition of Streetlight to certain stockholders in exchange for certain of their vested stock awards in StreetLight. These shares are subject to certain lockup restrictions agreed to by the Company and the shareholders. For further discussion of the StreetLight acquisition, see Note 15- Other Business Combinations.
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
Performance Graph
The following graph and table shows the changes over the five-year period ended September 30, 2022 in the value of $100 as of the close of market on September 29, 2017 in (1) the common stock of Jacobs Solutions Inc., (2) the Standard & Poor’s 500 Stock Index and (3) the Standard & Poor's 1500 IT Consulting & Other Services Index.
The values of each investment are based on share price appreciation, with reinvestment of all dividends, provided any were paid. The investments are assumed to have occurred at the beginning of the period presented. The stock performance included in this graph is not necessarily indicative of future stock price performance.

	2017	2018	2019	2020	2021	2022
Jacobs Solutions Inc.	100.00	132.80	159.90	163.55	235.25	194.31
S&P 500	100.00	117.91	122.93	141.55	184.02	155.55
S&P 1500 IT Consulting & Other Services	100.00	116.79	113.05	116.64	157.21	130.09

Item 6.    [Reserved]
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
Revenue Accounting for Contracts
The Company recognizes engineering, procurement, and construction contract revenue over time, as performance obligations are satisfied, due to the continuous transfer of control to the customer in accordance with ASC 606, Revenue from Contracts with Customers. Contracts that include engineering, procurement and construction services are generally accounted for as a single deliverable (a single performance obligation). In some instances, the Company’s services associated with a construction activity are limited only to specific tasks such as customer support, consulting or supervisory services. In these instances, the services are typically identified as separate performance obligations.
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
Direct costs of contracts include all costs incurred in connection with and directly for the benefit of client contracts, including depreciation and amortization relating to assets used in providing the services required by the related projects. The level of direct costs of contracts may fluctuate between reporting periods due to a variety of factors, including the amount of pass through costs we incur during a period. On those projects where we are acting as principal for subcontract labor or third-party materials and equipment, we reflect the amounts of such items in both revenues and costs (and we refer to such costs as “pass through costs”).

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
The expected rates of return on plan assets ranged from 2% to 7% for fiscal 2022 and range from 3.3% to 7.5% fiscal 2023. We believe the range of rates selected for fiscal 2023 reflects the long-term returns expected on the plans’ assets, considering recent market conditions, projected rates of inflation, the diversification of the plans’ assets, and the expected real rates of market returns. The discount rates used to compute plan liabilities ranged from 2.4% to 7.4% in fiscal 2022 and range from 2.4% to 7.4% in fiscal 2023. These assumptions represent the Company’s best estimate of the rates at which its pension obligations could be effectively settled.
Changes in the actuarial assumptions often have a material effect on the values assigned to plan assets and liabilities, and the associated pension expense. For example, if the discount rate used to value the net pension benefit obligation (“PBO”) at September 30, 2022 was lower or higher by 1.0%, the PBO would have been higher or lower, respectively, at that date by approximately $156.8 million for non-U.S. plans, and by approximately $23.7 million for U.S. plans. If the expected return on plan assets was lower or higher by 1.0%, the net periodic pension cost for fiscal 2022 would be higher or lower, respectively, by approximately $21.2 million for non-U.S. plans, and by approximately $3.4 million for U.S. plans. Differences between actuarial assumptions and actual performance (i.e., actuarial gains and losses) that are not recognized as a component of net periodic pension cost in the period in which such differences arise are recorded to accumulated other comprehensive income (loss) and are recognized as part of net periodic pension cost in future periods in accordance with U.S. GAAP. Management monitors trends in the marketplace within which our pension plans operate in an effort to assure the reasonableness of the actuarial assumptions used.
Redeemable Noncontrolling Interests
In connection with the PA Consulting investment, the Company recorded redeemable noncontrolling interests, representing the interest holders' 35% equity interest in the form of preferred and common shares of PA Consulting. The preferred shares are entitled to a cumulative annual compounding 12% dividend based on the outstanding preferred share subscription price. These interest holders have certain option rights to put the preferred and common share interests back to the Company at a value based on the fair value of PA Consulting (the redemption values). The primary inputs and assumptions impacting the fair value of PA Consulting include projections of revenue and earnings before interest, taxes, depreciation and amortization and discount rates applied thereto. Additionally, the Company has an option to call the interests for certain individual shareholders in certain circumstances. Because the interests are redeemable at the option of the holders and not solely within the control of the Company, the Company classified the interests in redeemable noncontrolling interests within its Consolidated Balance Sheet at their redemption values. The optional redemption features may become exercisable no earlier than five years from the March 2, 2021 closing date, or upon the occurrence of certain other events.
The Company has deemed these interests probable of becoming redeemable in the future and requiring their measurement at the greater of (i) the redemption amount that would be paid if settlement occurred at the balance sheet date, or (ii) the historical value resulting from the original acquisition date fair value plus the impact of any earnings or loss attribution amounts, including dividends. The fair value of the PA Consulting redeemable noncontrolling interest is determined using a combination of the income and market approaches. Under the income approach, fair value is determined by using the projected discounted cash flows of PA Consulting. Under the market approach, the fair value is determined by reference to guideline companies that are reasonably comparable to PA Consulting; the fair value is estimated based on the valuation multiples of earnings before interest, taxes, depreciation and amortization.
Litigation, Investigations, and Insurance
In the normal course of business, we make contractual commitments, and on occasion we are a party in litigation or arbitration proceedings. The litigation in which we are involved primarily includes personal injury claims, professional liability claims, and breach of contract claims. We are also routinely subject to investigations and audits.

We maintain insurance coverage for most insurable aspects of our business and operations. Our insurance programs have varying coverage limits depending upon the type of insurance, and include certain conditions and exclusions which insurance companies may raise in response to any claim that the Company brings. We have also elected to retain a portion of certain losses, claims and liabilities that occur through the use of various deductibles, limits, and retentions under our insurance programs and utilize a number of internal financing mechanisms for these self insurance arrangements including the operation of certain captive insurance entities. As a result, we may be subject to a future liability for which we are only partially insured or completely uninsured. We intend to mitigate any such future liability by continuing to exercise prudent business judgment in negotiating the terms and conditions of the contracts which the Company enters with its clients. Our insurers are also subject to business risk and, as a result, one or more of them may be unable to fulfill their insurance obligations due to insolvency or otherwise.
Our Consolidated Balance Sheets include amounts representing our probable estimated liability relating to such claims, litigation, audits, and investigations. Our estimates of probable liabilities require us to make assumptions related to potential losses regarding our determination of amounts considered probable and estimable.
The Company believes, after consultation with counsel, that such litigation, U.S. government contract-related audits, investigations and claims, and income tax audits and investigations should not have a material adverse effect on our consolidated financial statements, beyond amounts currently accrued.
Goodwill and Intangible Assets
Goodwill represents the excess of the fair value of consideration transferred, plus the fair value of any non-controlling interests in the acquiree, over the fair value of the net assets acquired and liabilities assumed as of the acquisition date. We recognize purchased intangible assets in connection with our business acquisitions at fair value on the acquisition date.
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
It is possible that changes in facts and circumstances, judgments and assumptions used in estimating the fair value, including with respect to market conditions and the economy, could change, resulting in possible impairment of goodwill in the future. The fair values resulting from the valuation techniques used are not necessarily representative of the values we might obtain in a sale of the reporting units to willing third parties.

For the 2022 fiscal year, we have determined that the fair value of our reporting units substantially exceeded their respective carrying values for the Consolidated Balance Sheets presented and any analysis beyond the qualitative level was not considered necessary.
Intangible assets with finite lives that arise from business acquisitions are amortized based on the period over which the contractual or economic benefit of the intangible assets are expected to be realized or on a straight-line basis over the useful lives of the underlying assets. These primarily consist of customer relationships, contracts and backlog, developed technology and trade names. We assess the recoverability of the unamortized balance of our intangible assets when indicators of impairment are present based on expected future profitability and undiscounted expected cash flows and their contribution to overall operations. Should the review indicate that the carrying value is not fully recoverable, the excess of the carrying value over the fair value of the intangible assets would be recognized as an impairment loss.

JACOBS SOLUTIONS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS
For the Fiscal Years Ended September 30, 2022, October 1, 2021 and October 2, 2020
(In thousands, except per share information)

	September 30, 2022	October 1, 2021	October 2, 2020
Revenues	$14,922,825	$14,092,632	$13,566,975
Direct cost of contracts	(11,595,785)	(11,048,860)	(10,980,307)
Gross profit	3,327,040	3,043,772	2,586,668
Selling, general and administrative expenses	(2,409,190)	(2,355,683)	(2,050,695)
Operating Profit	917,850	688,089	535,973
Other Income (Expense):
Interest income	4,489	3,503	4,729
Interest expense	(100,246)	(72,714)	(62,206)
Miscellaneous income (expense), net	54,254	76,724	(37,293)
Total other (expense) income, net	(41,503)	7,513	(94,770)
Earnings from Continuing Operations Before Taxes	876,347	695,602	441,203
Income Tax Expense for Continuing Operations	(160,903)	(274,781)	(55,320)
Net Earnings of the Group from Continuing Operations	715,444	420,821	385,883
Net (Loss) Earnings of the Group from Discontinued Operations	(32)	10,008	137,984
Net Earnings of the Group	715,412	430,829	523,867
Net Earnings Attributable to Noncontrolling Interests from Continuing Operations	(36,788)	(39,213)	(32,022)
Net (Earnings) Loss Attributable to Redeemable Noncontrolling Interests	(34,585)	85,414	—
Net Earnings Attributable to Jacobs from Continuing Operations	644,071	467,022	353,861
Net Earnings Attributable to Jacobs	$644,039	$477,030	$491,845
Net Earnings Per Share:
Basic Net Earnings from Continuing Operations Per Share	$5.01	$3.15	$2.69
Basic Net Earnings from Discontinued Operations Per Share	$—	$0.08	$1.05
Basic Earnings Per Share	$5.01	$3.22	$3.74

Diluted Net Earnings from Continuing Operations Per Share	$4.98	$3.12	$2.67
Diluted Net Earnings from Discontinued Operations Per Share	$—	$0.08	$1.04
Diluted Earnings Per Share	$4.98	$3.20	$3.71

2022 Overview
Net earnings attributable to the Company from continuing operations for fiscal 2022 were $644.1 million (or $4.98 per diluted share), an increase of $177.0 million, or 37.9%, from $467.0 million (or $3.12 per diluted share) for the prior year. The current year results reflected higher year-over-year operating profit of $229.8 million, which benefited from the full-year operating results impact of the Company's PA Consulting investment acquired on March 2, 2021, the absence of one-time deal and related other charges in the 2021 fiscal period associated with this investment of approximately $297 million, including one-time compensation charges of $261 million and favorable year over year operating results for the remaining Jacobs businesses, primarily in P&PS, as discussed below in the Segment Financial Information section. These favorable operating profit impacts were offset in part by higher year-over-year Restructuring and other charges and transaction costs (excluding the above mentioned one-time deal and related PA Consulting investment costs) in the current year, including pre-tax settlement charges associated with the Legacy CH2M Matter (as defined in Note 19 - Contractual Guarantees, Litigation, Investigations and Insurance) of $91.3 million, approximately $27 million in third party recoveries was recorded as receivables reducing selling, general & administrative expense (SG&A), $78.4 million associated with the Company's transformation initiatives relating to real estate rescaling (see Note 17 - Restructuring and Other Charges) and year-over-year increases in intangibles amortization costs of $48.8 million which was due mainly to full year impacts of acquired intangible assets from the PA Consulting investment.
Other income (expense), net was unfavorable $(49.0) million for the current year compared to corresponding fiscal 2021 amounts, due mainly to pre-tax fair value gains associated with our former investments in Worley stock (net of Worley stock dividend and related foreign exchange items) which was sold in the fourth quarter of fiscal 2021, and C3 (as defined in Note 8- Joint ventures, VIEs and other investments) of $34.7 million and $49.6 million, respectively, as well as higher interest expense of $27.5 million in the current year compared to the prior year due to higher outstanding levels of debt outstanding and higher interest rates. Additionally, current year fiscal 2022 other income (expense) benefited from the absence of the prior year $38.6 million impairment charges of our investment in AWE Management Ltd. ("AWE ML") as well as a $13.9 million gain on sale of a cost investment and other favorable items during the current fiscal 2022 year-to-date period.
Income taxes were lower in the current year by $(113.9) million due primarily to the absence of fiscal 2021 income taxes attributable to certain nondeductible compensation related charges associated with the Company's PA Consulting investment, and fiscal 2021 $25.6 million in tax law changes enacted in the United Kingdom and the prior year change in valuation allowance of $38.9 million and other miscellaneous favorable tax items combined with current year-to-date tax benefits of $33.1 million for a change in the realizability of foreign tax credits due to a change in the U.S. foreign tax credit regulations and $26.0 million for a change in judgment on the realizability of domestic deferred tax assets which are capital in nature.
Finally, unfavorable year-over-year net earnings impacts associated with redeemable noncontrolling interests of $120.0 million were attributable mainly to the absence of the 2021 period redeemable noncontrolling interests in connection with the non-controlling interest portion of the one-time compensation charges incurred in the PA Consulting investment mentioned above of approximately $91 million, as well as the impact of the full year-to-date effects of the redeemable noncontrolling interests share of PA Consulting's operating results in fiscal 2022. Fiscal 2021 earnings per share was impacted by the $(0.44) per share impact of the value allocation update between preferred and common shares for the PA Consulting investment.
For discussion of discontinued operations, see Note 17 - Sale of Energy, Chemicals and Resources ("ECR") Business.
On February 4, 2022, the Company acquired StreetLight Data, Inc. ("StreetLight") and on November 19, 2021, a subsidiary of Jacobs acquired BlackLynx ("BlackLynx"). For further discussion, see Note 15- Other Business Combinations.
Backlog at September 30, 2022 was $27.9 billion, up $1.2 billion, from $26.6 billion for the prior year. New prospects and new sales remain strong, and the Company continues to have a positive outlook for many of the industry groups and sectors in which our clients operate.
The Company continues to evaluate its leased office space for possible abandonment or sublease options and believes that further programs associated with these activities may be entered into in fiscal 2023, which could result in future significant right of use asset impairment charges and lease related property, equipment & improvements.

Results of Operations
Fiscal 2022 Compared to Fiscal 2021
Revenues for the year ended September 30, 2022 were $14.92 billion, an increase of $830.2 million, or 5.9%, from $14.09 billion for the prior year. The increase in revenues was due mainly to fiscal 2022 incremental revenues from the PA Consulting investment completed in March 2021, the Buffalo Group acquisition in November 2020, and the StreetLight and BlackLynx acquisitions in fiscal year 2022, as well as revenue benefits from increased spending in our U.S. government business sector client base. These increases in revenues for the current year were partially offset by declines in pass through revenues in our P&PS advanced facilities business. Additionally, the current fiscal year was unfavorably impacted by (1) certain large contract wind downs in the U.S and (2) foreign currency translation of $346.3 million in our international businesses, as compared to favorable impacts of $238.6 million for the corresponding period last year.
Pass through costs included in revenues for the year ended September 30, 2022 were $2.32 billion, in comparison to $2.38 billion in the prior year. In general, pass through costs are more significant on projects that have a higher content of field services activities. Pass through costs are generally incurred at specific points during the life cycle of a project and are highly dependent on the needs of our individual clients and the nature of the clients’ projects. However, because we have hundreds of projects that start at various times within a fiscal year, the effect of pass through costs on the level of direct costs of contracts can vary between fiscal years without there being a fundamental or significant change to the underlying business.
Gross profit for the year ended September 30, 2022 was $3.33 billion, up $283.3 million, or 9.3%, from $3.04 billion for the prior year. Our gross profit margins were 22.3% and 21.6% for the years ended September 30, 2022 and October 1, 2021, respectively. The increase in our gross profit and gross profit margins were mainly attributable to the current year impacts of the recent business acquisitions mentioned above and favorable impacts from the business results of our PA Consulting investment on a year-to-date basis along with revenue benefits from increased spending in the U.S. government business sector noted above. The increases in gross profit during the current year were partially offset by the impacts from the recent large contract wind downs in the U.S. mentioned above, as well as increases in labor costs associated with moderation of COVID-19 mitigation efforts and a competitive labor market along with inflation impacts and incremental investments to support projected top-line growth.
See Segment Financial Information discussion for further information on the Company’s results of operations at the operating segment level.
Selling, general & administrative expenses for the year ended September 30, 2022 were $2.41 billion, an increase of $53.5 million, or 2.3%, from $2.36 billion for the prior year. The current year's results were impacted by incremental SG&A expenses from the business acquisitions mentioned above (mainly PA Consulting) of $150.0 million (including $48.9 million in additional amortization expense for acquired intangibles and excluding the compensation related charge discussed below) due to the prior comparable period including activity related to the acquired businesses and investment in PA Consulting only for the partial periods subsequent to the applicable acquisition date. Additionally, Restructuring and other charges for fiscal 2022 included $91.3 million pre-tax attributable to the final settlement of the Legacy CH2M Matter, approximately $27 million in third party recoveries was recorded as receivables reducing SG&A, which is further discussed in Note 19- Contractual Guarantees, Litigation, Investigations and Insurance) and $78.3 million in costs associated in part with the Company's transformation initiatives relating to real estate. Also, fiscal 2022 SG&A expenses were impacted by higher personnel costs associated with investments in advance of expected growth anticipated in late 2022 and 2023. As noted above, the prior year included Restructuring and other charges of $261 million for pre-tax costs incurred in connection with the investment in PA Consulting, in part classified as compensation costs reported in selling, general and administrative expenses. Lastly, SG&A expenses benefited from favorable foreign exchange impacts of $76.4 million for the year ended September 30, 2022 as compared to unfavorable impacts of $75.9 million for fiscal 2021.
Net interest expense for the year ended September 30, 2022 was $95.8 million, an increase of $26.5 million from $69.2 million for the prior year. The increase in net interest expense year over year is primarily due to the higher levels of debt outstanding due to the funding of the StreetLight and BlackLynx acquisitions and increased borrowings associated with the payment of the Legacy CH2M Matter settlement in the current year, in addition to higher interest rates. Additionally, the increase is also impacted by higher levels of average debt outstanding related to the funding of the PA Consulting investment in March of fiscal 2021.

Miscellaneous income (expense), net for the year ended September 30, 2022 was income of $54.3 million, a decrease of $22.5 million as compared to $76.7 million in income for the prior year. The $22.5 million decrease from fiscal 2021 was due primarily to impacts in the prior year periods of pre-tax unrealized gains of $34.7 million associated with our former investment in Worley stock (including the Worley stock dividend) and certain foreign currency revaluations relating to the ECR sale, which was sold during fiscal year 2021 and $49.6 million in the Company's investment holding in C3, as further discussed in Note 11 - Joint Ventures, VIEs and Other Investments, respectively. Offsetting these favorable items in the prior year was an other-than-temporary impairment charge on our investment in AWE ML of $38.6 million. Fiscal 2022 benefited primarily from a $13.9 million pre-tax gain related to a cost method investment sold during the period.
The following table reconciles total income tax expense on continuing operations using the statutory U.S. federal income tax rate to the consolidated income tax expense on continuing operations shown in the accompanying Consolidated Statements of Earnings for the years ended September 30, 2022, October 1, 2021 and October 2, 2020 (dollars in thousands):

	For the Years Ended
	September 30, 2022	%	October 1, 2021	%	October 2, 2020	%
Statutory amount	$184,033	21.0%	$146,078	21.0%	$92,652	21.0%
State taxes, net of the federal benefit	19,316	2.2%	14,564	2.1%	7,254	1.6%
Exclusion of tax on non-controlling interests	(7,533)	(0.9)%	(7,999)	(1.1)%	(6,622)	(1.5)%
Foreign:
Difference in tax rates of foreign operations	(2,516)	(0.3)%	3,684	0.5%	(6,267)	(1.4)%
Expense/(benefit) from foreign valuation allowance change	2,982	0.3%	2,148	0.3%	(16,861)	(3.8)%
Nondeductible compensation	—	—%	48,727	7.0%	—	—%
U.S. tax cost (benefit) of foreign operations	48,843	5.6%	35,228	5.1%	42,992	9.7%
Tax differential on foreign earnings	49,309	5.6%	89,787	12.9%	19,864	4.5%
Foreign tax credits	(33,734)	(3.8)%	(25,230)	(3.6)%	(26,471)	(6.0)%
Tax Rate Change	3,210	0.4%	25,588	3.7%	(6,811)	—%
Valuation allowance	(59,121)	(6.7)%	38,928	5.6%	—	—%
Uncertain tax positions	(1,439)	(0.2)%	978	0.1%	(11,338)	(2.6)%
Other items:
Energy efficient commercial buildings deduction	(2,681)	(0.3)%	(3,760)	(0.5)%	(7,267)	(1.6)%
Disallowed officer compensation	6,034	0.7%	6,689	1.0%	5,081	1.2%
Stock compensation	(2,168)	(0.2)%	(9,946)	(1.4)%	(10,234)	(2.3)%
Other items – net	5,677	0.6%	(896)	(0.1)%	(788)	(0.2)%
Total other items	6,862	0.8%	(7,913)	(1.1)%	(13,208)	(3.0)%
Taxes on income from continuing operations	$160,903	18.4%	$274,781	39.5%	$55,320	12.5%
The Company’s consolidated effective income tax rate for the year ended September 30, 2022 decreased to 18.4% from 39.5% for fiscal 2021. Key drivers for the year-over-year decrease in the effective tax rate include current year benefits of $33.1 million for a change in the realizability of foreign tax credits due to a change in the U.S. foreign tax credit regulations and $26.0 million for a change in judgment on the realizability of domestic deferred tax assets which are capital in nature, as compared to prior year unfavorable impacts from valuation allowances of $38.9 million. The prior year effective tax rate was also impacted by $261 million in nondeductible compensation relating to the PA investment post-completion compensation expense and $25.6 million related to tax rate changes in the United Kingdom.

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

	For the Years Ended
	September 30, 2022	October 1, 2021	October 2, 2020
Revenues from External Customers:
Critical Mission Solutions	$5,233,629	$5,087,052	$4,965,952
People & Places Solutions	8,569,900	8,378,179	8,601,023
PA Consulting	1,119,296	627,401	—
Total	$14,922,825	$14,092,632	$13,566,975

	For the Years Ended
	September 30, 2022	October 1, 2021	October 2, 2020
Segment Operating Profit:
Critical Mission Solutions	$424,385	$447,161	$372,070
People & Places Solutions (1)	823,564	780,380	740,707
PA Consulting	232,225	151,071	—
Total Segment Operating Profit	1,480,174	1,378,612	1,112,777
Other Corporate Expenses (2)	(364,440)	(340,129)	(249,391)
Restructuring, Transaction and Other Charges (3)	(197,884)	(350,394)	(327,413)
Total U.S. GAAP Operating Profit	917,850	688,089	535,973
Total Other (Expense) Income, net (4)	(41,503)	7,513	(94,770)
Earnings from Continuing Operations Before Taxes	$876,347	$695,602	$441,203

(1)	Includes $19.5 million, net, in charges related to a legal settlement for the year ended October 1, 2021.
(2)	Other corporate expenses include intangibles amortization of $198.6 million, $149.8 million and $90.6 million for the years ended September 30, 2022, October 1, 2021 and October 2, 2020, respectively, with the comparative increase mainly attributable to higher amortization from the PA Consulting investment.
(3)	Included in the year ended September 30, 2022 is $91.3 million pre-tax related to the final settlement of the Legacy CH2M Matter, net of previously recorded reserves, approximately $27 million in third party recoveries was recorded as receivables reducing SG&A and $78.3 million of real estate impairment charges. Included in the year ended October 1, 2021 is $297.8 million of costs incurred in connection with the investment in PA Consulting, in part classified as compensation costs. Included in the years ended October 1, 2021 and October 2, 2020 were $2.4 million and $161.4 million in charges associated mainly with real estate impairments.
(4)	The year ended September 30, 2022 included a $13.9 million gain related to a cost method investment sold during the period and a gain of $8.7 million related to lease terminations. The years ended October 1, 2021 and October 2, 2020 include $34.7 million and $(74.3) million in fair value adjustments related to our investment in Worley stock (net of Worley stock dividends) and certain foreign currency revaluations relating to ECR sale proceeds, respectively. The year ended October 1, 2021 includes $(38.5) million related to impairment of our AWE Management Ltd. investment and $49.6 million in fair value adjustments related to our investment in C3 stock. The investments in Worley and C3 were sold in fiscal 2021 and therefore there are no comparable amounts in the current fiscal year. Additionally, the increase in net interest expense year over year is primarily due to the higher levels of debt outstanding due to the funding of the StreetLight and BlackLynx acquisitions and increased borrowings associated with the payment of the Legacy CH2M Matter settlement in the current year, in addition to higher interest rates.

In evaluating the Company’s performance by operating segment, the CODM reviews various metrics and statistical data for each Line of Business ("LOB") and PA Consulting, but focuses primarily on revenues and operating profit. As discussed above, segment operating profit includes not only local SG&A expenses but the SG&A expenses of the Company’s support groups that have been allocated to the segments. In addition, the Company attributes each segment's specific incentive compensation plan costs to the segments. The revenues of the People & Places Solutions LOB are more affected by pass through revenues than the Critical Mission Solutions LOB or the PA Consulting segment. The methods for recognizing revenue, incentive fees, project losses and change orders are consistent among the segments.
In the first quarter of fiscal 2023, the Company will begin reporting an additional operating segment, Divergent Solutions (DVS), in addition to the current operating segments.
    Critical Mission Solutions

	For the Years Ended
	September 30, 2022	October 1, 2021	October 2, 2020
Revenue	$5,233,629	$5,087,052	$4,965,952
Operating Profit	$424,385	$447,161	$372,070
Critical Mission Solutions (CMS) segment revenues for the year ended September 30, 2022 were $5.23 billion, up $146.6 million, or 2.9%, from $5.09 billion for the prior year. Our increase in revenue was primarily attributable to recent acquisitions in addition to recent contract awards including the Department of Energy Nuclear remediation program, offset in part by several large U.S. Cyber and Intelligence contracts winding down in the U.S. Impacts on revenues from unfavorable foreign currency translation were approximately $69.1 million for the year ended September 30, 2022, compared to $61.8 million in favorable impacts in the corresponding prior year.
Operating profit for the segment was $424.4 million for the year ended September 30, 2022, down $22.8 million, or 5.1%, from $447.2 million for the prior year. The year-over-year decrease in operating profit was unfavorably impacted by the larger contract wind downs mentioned above, which carried higher profit margins. This is partly offset by new business and U.S. government contract awards during fiscal year 2022. Impacts on operating profit from unfavorable foreign currency translation were approximately $8.4 million for the year ended September 30, 2022, compared to $9.7 million in favorable impacts in the corresponding prior year.
People & Places Solutions

	For the Years Ended
	September 30, 2022	October 1, 2021	October 2, 2020
Revenue	$8,569,900	$8,378,179	$8,601,023
Operating Profit	$823,564	$780,380	$740,707
Revenues for the People & Places Solutions (P&PS) segment for the year ended September 30, 2022 were $8.57 billion, up $191.7 million, or 2.3%, from $8.38 billion for the prior year. The increase in revenues from fiscal 2021 was primarily due to higher fee-based revenue from our advanced facilities and international businesses offset in part by lower pass through revenues across the business as compared to the prior year corresponding period. Foreign currency translation had an unfavorable impact of $195.0 million on our international business for the year ended September 30, 2022, compared to $176.8 million in favorable impacts in the corresponding prior year.
Operating profit for the segment for the year ended September 30, 2022 was $823.6 million, an increase of $43.2 million, or 5.5%, from $780.4 million for the comparative period in fiscal 2021. The year-over-year increase was driven by the revenue growth mentioned above but partially offset by higher personnel costs associated with investments in advance of expected growth anticipated in 2023. In addition, fiscal 2021 operating profit was impacted by $19.5 million in net charges related to a legal settlement. Impacts on operating profit from unfavorable foreign currency translation were approximately $33.9 million for the year ended September 30, 2022, compared to $30.9 million in favorable impacts in the corresponding prior year.

PA Consulting

	For the Years Ended
	September 30, 2022	October 1, 2021	October 2, 2020
Revenue	$1,119,296	$627,401	$—
Operating Profit	$232,225	$151,071	$—
Revenues for the PA Consulting segment for the year ended September 30, 2022 were $1.12 billion, up $491.9 million, or 78.4%, from $627.4 million for the prior year. The increase in revenue was due primarily to the full year-to-date impact of revenues from our March 2, 2021 investment in PA Consulting and was also due to growth in the U.K. business. Foreign currency translation had a $82.2 million unfavorable impact on revenues in our international businesses for the year ended September 30, 2022, compared to a favorable impact of $50.9 million for the corresponding prior year.
Operating profit for the segment for the year ended September 30, 2022 was $232.2 million, an increase of $81.2 million, or 53.7%, from $151.1 million, for the prior year. The increase in operating profit from the prior year was due mainly to the full year-to-date impact of operating profit from our March 2, 2021 investment in PA Consulting, offset in part by PA Consulting normalization of utilization rates during the second half of fiscal year 2022. Foreign currency translation had a $17.1 million unfavorable impact on operating profit in our international businesses for the year ended September 30, 2022 and a favorable impact of $11.8 million for the corresponding prior year.
Other Corporate Expenses
Other corporate expenses were $364.4 million, $340.1 million and $249.4 million for the years ended September 30, 2022, October 1, 2021 and October 2, 2020, respectively. The increase from fiscal 2021 to fiscal 2022 was due primarily to higher intangible amortization expense from the StreetLight and BlackLynx acquisitions and the PA Consulting investment, as well as impacts from higher Company benefit program costs, partially offset by lower legal costs and reduced employee related expenses in the fourth quarter.
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
The following table summarizes our backlog for the years ended September 30, 2022, October 1, 2021 and October 2, 2020 (in millions):

	September 30, 2022	October 1, 2021	October 2, 2020
Critical Mission Solutions	$10,561	$10,589	$9,104
People & Places Solutions	17,032	15,738	14,714
PA Consulting	269	304	—
Total	$27,862	$26,631	$23,818
Critical Mission Solutions backlog was generally consistent and in line with the prior year comparable period backlog. Critical Mission Solutions has been awarded a number of key opportunities in the U.S. government space for the years presented.
The increase in backlog in People & Places Solutions for the years presented was primarily driven by new business awards in our advanced facilities business.
The PA Consulting backlog was unfavorably impacted by the weakening British pound throughout the second half fiscal year 2022. Excluding foreign currency impacts, PA Consulting backlog benefited from modest growth.
Backlog relating to work to be performed either directly or indirectly for the U.S. federal government and its agencies totaled approximately $10.9 billion (or 39.1% of total backlog), $10.8 billion (or 40.5% of total backlog) and $8.5 billion (or 35.7% of total backlog) at September 30, 2022, October 1, 2021 and October 2, 2020, respectively. Most of our federal government contracts require that services be provided beyond one year. In general, these contracts must be funded annually (i.e., the amounts to be spent under the contract must be appropriated by the U.S. Congress to the procuring agency, and then the agency must allot these sums to the specific contracts).
We estimate that approximately $9.40 billion, or 33.7%, of total backlog at September 30, 2022 will be realized as revenues within the next fiscal year.
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
For a discussion on the year ended October 1, 2021 compared to the year ended October 2, 2020, please refer to Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended October 1, 2021.

Liquidity and Capital Resources
At September 30, 2022, our principal sources of liquidity consisted of $1.14 billion in cash and cash equivalents and $1.14 billion of available borrowing capacity under our $2.25 billion revolving credit agreement (the "Revolving Credit Facility"). We finance much of our operations and growth through cash generated by our operations.
The amount of cash and cash equivalents at September 30, 2022 represented an increase of $126.2 million from $1.01 billion at October 1, 2021, the reasons for which are described below.
Our cash flow provided by operations of $474.7 million during fiscal 2022 was comparatively lower than the $726.3 million in cash flow provided by operations for the prior year. This change was due primarily to the Legacy CH2M Matter cash settlement paid in the current fiscal year and the impact of the PA Consulting post-completion compensation payments made during the prior fiscal year, with the absence of these two items resulting in near-flat year-over-year cash flow from operations.
Our cash used for investing activities for fiscal 2022 of $538.42 million was comparatively lower than the $1.38 billion cash used for investing activities for the prior year. The decrease was due primarily to the acquisitions of StreetLight and BlackLynx in the current year compared to the considerably larger prior year investment in PA Consulting and the Buffalo Group acquisition, partially offset by proceeds received from the Company's disposal of the Worley and C3 investments and the final ECR sale working capital settlement in fiscal 2021.
Our cash provided by financing activities for the fiscal year ended 2022 of $320.2 million resulted mainly from net proceeds from borrowings of $719.0 million primarily in connection with the StreetLight and BlackLynx acquisitions and funding of the Legacy CH2M Matter cash settlement, offset by cash used for share repurchases of $281.9 million and $115.9 million in dividends to shareholders. Cash provided by financing activities was $799.0 million in fiscal 2021 and resulted mainly from net proceeds from borrowings of $1.22 billion, partially offset by common stock repurchases of $274.9 million and dividend payments to shareholders of $107.2 million.
At September 30, 2022, the Company had approximately $230.5 million in cash and cash equivalents held in the U.S. and $909.9 million held outside of the U.S. (primarily in the U.K., the Eurozone, Australia, India, Japan, Israel, Canada and the United Arab Emirates), which is used primarily for funding operations in those regions. Other than the tax cost of repatriating funds to the U.S. (see Note 7- Income Taxes of Notes to Consolidated Financial Statements beginning on page F-1 of this Annual Report on Form 10-K), there are no material impediments to repatriating these funds to the U.S.
In connection with the Company's implementation of a new holding company structure, which was completed in August 2022, the Company launched an offer to repurchase its outstanding Senior Notes, as defined in Note 9, Borrowings, at par plus accrued and unpaid interest, and without any make-whole premium. On October 7, 2022, the Company repaid $481 million of Senior Notes held by holders who accepted the offer with proceeds from our long-term Revolving Credit Facility.
On April 12, 2022, the Company paid cash of AUD640 million, or approximately $475 million using mid-April 2022 exchange rates, which represented the final settlement of Legacy CH2M Matter. For more information, refer to Note 19- Contractual Guarantees, Litigation, Investigations and Insurance.
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

On November 19, 2021, Jacobs acquired BlackLynx, a provider of high-performance software, to complement Jacobs' portfolio of cyber, intelligence and digital solutions. The Company paid total base consideration of approximately $235.4 million in cash to the former owners of BlackLynx. In conjunction with the acquisition, the Company also paid off BlackLynx's debt of approximately $5.3 million simultaneously with the consummation of the acquisition.
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
The Company had $280.5 million in letters of credit outstanding at September 30, 2022. Of this amount, $1.3 million was issued under the Revolving Credit Facility and $279.2 million was issued under separate, committed and uncommitted letter-of-credit facilities.
We believe we have adequate liquidity and capital resources to fund our projected cash requirements for the next twelve months based on the liquidity provided by our cash and cash equivalents on hand, our borrowing capacity and our continuing cash from operations.
We were in compliance with all of our debt covenants at September 30, 2022.
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

ASU No. 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers, is effective for fiscal years beginning after December 15, 2022, with early adoption permitted. ASU 2021-08 requires contract assets and contract liabilities (i.e., deferred revenue) acquired in a business combination to be recognized and measured by the acquirer on the acquisition date in accordance with ASC 606, Revenue from Contracts with Customers. Generally, this new guidance will result in the acquirer recognizing contract assets and contract liabilities at the same amounts recorded by the acquiree. The Company adopted the new guidance in the first quarter of fiscal 2022 and the adoption had no impact on the Company's financial position, results of operations or cash flows.

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
Our Revolving Credit Facility, Term Loan Facilities and certain other debt obligations are subject to variable rate interest which could be adversely affected by an increase in interest rates. As of September 30, 2022, we had an aggregate of $2.9 billion in outstanding borrowings under our Revolving Credit Facility and Term Loan Facilities. Interest on amounts borrowed under these agreements is subject to adjustment based on the Company’s Consolidated Leverage Ratio (as defined in the credit agreements governing the Revolving Credit Facility and the Term Loan Facilities). Depending on the Company’s Consolidated Leverage Ratio, borrowings under the Revolving Credit Facility and the Term Loan Facilities bear interest at a Eurocurrency rate plus a margin of between 0.875% and 1.625% or a base rate plus a margin of between 0% and 0.625%. Additionally, if our consolidated leverage ratio exceeds a certain amount, the interest on the Senior Notes may increase by 75 basis points. However, as discussed in Note 18- Commitments and Contingencies and Derivative Financial Instruments, we have entered into swap agreements with an aggregate notional value of $876.2 million to convert the variable rate interest-based liabilities associated with a corresponding amount of our debt into fixed interest rate liabilities, leaving $2.0 billion in principal amount subject to variable interest rate risk. Additionally, during fiscal 2022, we entered into two treasury lock arrangements with an aggregate notional value of $500.0 million as of September 30, 2022, which is discussed in further detail in Note 18- Commitments and Contingencies and Derivative Financial Instruments.
For the year ended September 30, 2022, our weighted average floating rate borrowings that are subject to floating rate exposure were approximately $2.3 billion. If floating interest rates had increased by 1.00%, our interest expense for the year ended September 30, 2022 would have increased by approximately $22.6 million.
    Foreign Currency Risk
In situations where our operations incur contract costs in currencies other than their functional currency, we sometimes enter into foreign exchange contracts to limit our exposure to fluctuating foreign currencies. We follow the provisions of ASC No. 815, Derivatives and Hedging in accounting for our derivative contracts. The Company has $298.2 million in notional value of exchange rate sensitive instruments at September 30, 2022. See Note 18- Commitments and Contingencies and Derivative Financial Instruments for discussion.
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
The Company’s management, with the participation of its Chair and Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), evaluated the effectiveness of the Company’s disclosure controls and procedures as defined by Rule 13a-15(e) of the Exchange Act as of September 30, 2022, the end of the period covered by this Annual Report on Form 10-K (the “Evaluation Date”). Based on that evaluation, the Company’s management, with the participation of the Chair and Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer) concluded that the Company’s disclosure controls and procedures as of the Evaluation Date were effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to the Company’s management, including the Company’s Chair and Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), as appropriate to allow timely decisions regarding required disclosure.
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
The Company's independent registered public accounting firm, Ernst & Young LLP, that audited the Company's consolidated financial statements included in this Annual Report on Form 10-K, also audited the effectiveness of our internal control over financial reporting as of September 30, 2022, as stated in their report included in this Annual Report on Form 10-K.
Changes in Internal Control
There were no changes in the Company’s internal control over financial reporting during the Company’s fiscal quarter ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
Limitations on Effectiveness of Controls
The Company’s management, including its Chair and Chief Executive Officer and Chief Financial Officer, does not expect that its disclosure controls and procedures or its system of internal control over financial reporting will prevent or detect all errors and all fraud. A control system, no matter how well designed or operated, can provide only reasonable, but not absolute, assurance that the objectives of the system of internal control are met. The design of the Company’s control system reflects the fact that there are resource constraints, and that the benefits of such control systems must be considered relative to their costs. Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control failures and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the intentional acts of individuals, by collusion of two or more people, or by management override of the controls. The design of any system of controls is also based in part on certain assumptions about the likelihood of future events, and there can be no assurance that the design of any particular control will always succeed in achieving its objective under all potential future conditions.
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
Code of Ethics
We have adopted a code of ethics for our Chair and Chief Executive Officer and senior financial officers; a code of business conduct and ethics for members of our Board of Directors and corporate governance guidelines. The full text of these codes of ethics and corporate governance guidelines are available at our website at www.jacobs.com. In the event we make any amendment to, or grant any waiver from, a provision of the code of ethics that applies to the principal executive officer, principal financial officer or principal accounting officer that requires disclosure under applicable SEC rules, we will disclose such amendment or waiver and the reasons therefor on our website. We will provide any person without charge a copy of any of the aforementioned codes of ethics upon receipt of a written request. Requests should be addressed to: Jacobs Solutions Inc., 1999 Bryan Street, Suite 1200, Dallas, Texas 75201, Attention: Corporate Secretary.
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
Item 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES
The Company's independent registered public accounting firm is Ernst & Young, LLP, Dallas, TX, Auditor Firm ID: 42.

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

PART IV
EXHIBITS AND FINANCIAL STATEMENTS
Item 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a) Documents filed as part of this report:
(1)The Company’s Consolidated Financial Statements at September 30, 2022 and October 1, 2021 and for each of the three years in the period ended September 30, 2022, and the notes thereto, together with the report of the independent auditors on those Consolidated Financial Statements are hereby filed as part of this report, beginning on page F-1.
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

3.1	Amended and Restated Certificate of Incorporation of Jacobs Solutions Inc. Filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K on August 29, 2022 and incorporated herein by reference.

3.2
Amended and Restated Bylaws of Jacobs Solutions Inc., dated as of October11, 2022. Filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K/A on October14, 2022 and incorporated herein by reference.

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

10.3
Second Amendment to Second Amended and Restated Credit Agreement, dated as of December 6, 2021, between Jacobs Engineering Group Inc. and Bank of America, N.A., as administrative agent, to the Second Amended and Restated Credit Agreement dated as of March 27, 2019, by and among Jacobs Engineering, Inc., the designated borrowers party thereto, the lenders party thereto, and Bank of America, N.A., as administrative agent. Filed as Exhibit 10.4 to the Registrants Quarterly Report on Form 10-Q for the first quarter of fiscal 2022 and incorporated herein by reference.

10.4†
Third Amendment to Second Amended and Restated Credit Agreement, dated as of August 26, 2022, between Jacobs Engineering Group Inc. and Bank of America, N.A., as administrative agent, to the Second Amended and Restated Credit Agreement dated as of March 27, 2019, by and among Jacobs Engineering, Inc., the designated borrowers party thereto, the lenders party thereto, and Bank of America, N.A., as administrative agent.

10.5
Note Purchase Agreement, dated March 12, 2018, by and between Jacobs Engineering Group Inc. and the Purchasers identified therein. Filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K on March 13, 2018, and incorporated herein by reference.

10.6
First Amendment to the Note Purchase Agreement, dated May 11, 2018, by and among Jacobs Engineering Group Inc. and the Purchasers identified therein. Filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K on May 15, 2018 and incorporated herein by reference.

10.7
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

10.8
Amendment to Credit Agreement (LIBOR Transition), dated as of December 6, 2021, among Jacobs Engineering Group Inc. and Jacobs U.K. Limited, as borrowers, and Bank of America, N.A., as administrative agent, to the Credit Agreement, dated as of March 25, 2020, by and among Jacobs Engineering Group Inc. and Jacobs U.K. Limited, as borrowers, the lenders party thereto, and Bank of America, N.A. as administrative agent. Filed as Exhibit 10.5 to the Registrants Quarterly Report on Form 10-Q for the first quarter of fiscal 2022 and incorporated herein by reference.

10.9†
Second Amendment to Credit Agreement, dated as of August 26, 2022, among Jacobs Engineering Group Inc. and Jacobs U.K. Limited, as borrowers, and Bank of America, N.A., as administrative agent, to the Credit Agreement, dated as of March 25, 2020, by and among Jacobs Engineering Group Inc. and Jacobs U.K. Limited, as borrowers, the lenders party thereto, and Bank of America, N.A. as administrative agent.

10.10
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

10.11
Amendment to Term Loan Agreement (LIBOR Transition), dated as of December 6, 2021, between Jacobs Engineering Group Inc. and Bank of America, N.A., as administrative agent, to the Term Loan Agreement, dated as of January 20, 2021, among Jacobs Engineering Group Inc., the lenders party thereto, and Bank of America, N.A., as administrative agent. Filed as Exhibit 10.6 to the Registrants Quarterly Report on Form 10-Q and incorporated herein by reference.

10.12†
Second Amendment to Term Loan Agreement, dated as of August 26, 2022, between Jacobs Engineering Group Inc. and Bank of America, N.A., as administrative agent, to the Term Loan Agreement, dated as of January 20, 2021, among Jacobs Engineering Group Inc., the lenders party thereto, and Bank of America, N.A., as administrative agent.

10.13#
Offer Letter by and between Jacobs Engineering Group Inc. and Steven J. Demetriou, dated July 10, 2015. Filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K on July 16, 2015 and incorporated herein by reference.

10.14#
Offer Letter by and between Jacobs Engineering Group Inc. and Kevin C. Berryman, effective November 12, 2014. Filed as Exhibit 99.1 to Amendment No. 1 to the Registrant’s Current Report on Form 8-K/A on November 17, 2014 and incorporated herein by reference.

10.15#
Offer letter by and between Jacobs Engineering Group Inc. and Robert V. Pragada, dated January 28, 2016. Filed as Exhibit 10.61 to the Registrant’s fiscal 2016 Annual Report on Form 10-K and incorporated herein by reference.

10.16#
Offer letter by and between Jacobs Engineering Group Inc. and William Benton Allen, Jr. dated October 4, 2016. Filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K on October 14, 2016 and incorporated herein by reference.

10.17#
Offer Letter by and between Jacobs Engineering Group Inc. and Dawne Hickton, effective June 3, 2019. Filed as Exhibit 10.2 to the Registrant’s Current Report on Form 10-Q on August 5, 2019 and incorporated herein by reference.

10.18#
Form of Indemnification Agreement entered into between Jacobs Engineering Group Inc. and certain of its officers and directors. Filed as Exhibit 10.12 to the Company’s Annual Report on Form 10-K on November 23, 2021 and incorporated herein by reference

10.19#
Jacobs Solutions Inc. 1989 Employee Stock Purchase Plan (as amended and restated on August 29, 2022). Filed as Exhibit 4.3 to the Registrant’s Post Effective Amendment No. 1 to Form S-8 on August 29, 2022 and incorporated herein by reference.

10.20#
Jacobs Solutions Inc. (StreetLight) 2011 Stock Plan, as amended and restated, effective August 29, 2022. Filed as Exhibit 4.4 to the Registrant’s Post Effective Amendment No. 1 to Form S-8 on August 29, 2022.

10.21#
Jacobs Engineering Group Inc. Executive Deferral Plan, effective January 1, 2018. Filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K on October 2, 2017 and incorporated herein by reference.

10.22#†	Jacobs Solutions Inc. Directors Deferral Plan, as amended and restated effective August 29, 2022.

10.23#
Jacobs Solutions Inc. 1999 Stock Incentive Plan, as amended and restated, effective August 29, 2022. Filed as Exhibit 4.2 to the Registrant’s Post Effective Amendment No. 1 to Form S-8 on August 29, 2022 and incorporated herein by reference.

10.24#
Jacobs Solutions Inc. 1999 Outside Director Stock Plan, as amended and restated effective August 29, 2022. Filed as Exhibit 4.1 to the Registrant’s Post Effective Amendment No. 1 to Form S-8 on August 29, 2022 and incorporated herein by reference.

10.25#†	Jacobs Solutions Inc. Executive Severance Plan, as amended and restated effective November 16, 2022.

10.26#
Form of Restricted Stock Unit Agreement (with dividend equivalent rights) (awarded pursuant to the Jacobs Engineering Group Inc. 1999 Stock Incentive Plan). Filed as Exhibit 10.39 to the Registrant's fiscal 2017 Annual Report on Form 10-K and incorporated herein by reference.

10.27#
Form of Stock Option Award Agreement (awarded pursuant to the Jacobs Engineering Group Inc. 1999 Outside Directors Stock Plan). Filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the second quarter of fiscal 2016 and incorporated herein by reference.

10.28#
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

10.31#
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

10.33#
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

10.36#
Form of Restricted Stock Unit Agreement (Performance Shares – ROIC – 2020 Award) (awarded pursuant to the Jacobs Engineering Group Inc. 1999 Stock Incentive Plan). Filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the first quarter of fiscal 2020 and incorporated herein by reference.

10.37#
Form of Restricted Stock Unit Agreement (Time-Based Vesting) (awarded pursuant to the Jacobs Engineering Group Inc. 1999 Stock Incentive Plan). Filed as Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the first quarter of fiscal 2020 and incorporated herein by reference.

10.38#
Form of Restricted Stock Unit Agreement (Performance Shares – Earnings Per Share Growth) (awarded pursuant to the Jacobs Engineering Group Inc. 1999 Stock Incentive Plan). Filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the first quarter of fiscal 2021 and incorporated herein by reference.

10.39#
Form of Restricted Stock Unit Agreement (Performance Shares – ROIC) (awarded pursuant to the Jacobs Engineering Group Inc. 1999 Stock Incentive Plan). Filed as Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the first quarter of fiscal 2021 and incorporated herein by reference.

10.40#
Form of Restricted Stock Unit Agreement (Time-Based Vesting) (awarded pursuant to the Jacobs Engineering Group Inc. 1999 Stock Incentive Plan). Filed as Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the first quarter of fiscal 2021 and incorporated herein by reference.

10.41#
Form of Restricted Stock Unit Agreement (Performance Shares – Earnings Per Share Growth) (awarded pursuant to the Jacobs Engineering Group Inc. 1999 Stock Incentive Plan). Filed as Exhibit 10.1 to the Registrants Quarterly Report on Form 10-Q for the first quarter of fiscal 2022 and incorporated herein by reference.

10.42#
Form of Restricted Stock Unit Agreement (Performance Shares – ROIC) (awarded pursuant to the Jacobs Engineering Group Inc. 1999 Stock Incentive Plan). Filed as Exhibit 10.2 to the Registrants Quarterly Report on Form 10-Q for the first quarter of fiscal 2022 and incorporated herein by reference.

10.43#
Form of Restricted Stock Unit Agreement (Time-Based Vesting) (awarded pursuant to the Jacobs Engineering Group Inc. 1999 Stock Incentive Plan). Filed as Exhibit 10.3 to the Registrants Quarterly Report on Form 10-Q for the first quarter of fiscal 2022 and incorporated herein by reference.

10.44#†	Jacobs Engineering Group Inc. Leadership Performance Plan, as amended and restated effective August 29, 2022.

21†	List of Subsidiaries of Jacobs Solutions Inc.

23†	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.

31.1†	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2†	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1†	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

32.2†	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

101.INS†	XBRL Instance Document

101.SCH†	XBRL Taxonomy Extension Schema Document

101.CAL†	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF†	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB†	XBRL Taxonomy Extension Label Linkbase Document

101.PRE†	XBRL Taxonomy Extension Presentation Linkbase Document

104†	XBRL Coverpage interactive data file

†	Being filed herewith.

#	Management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

JACOBS SOLUTIONS INC.
Dated:	November 21, 2022	By:	/S/ Steven J. Demetriou
Steven J. Demetriou
Chair of the Board and Chief Executive Officer (Principal Executive Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date
/S/ Steven J. Demetriou	Chair of the Board and Chief Executive Officer (Principal Executive Officer)	November 21, 2022
Steven J. Demetriou
/S/ Vincent K. Brooks	Director	November 21, 2022
Vincent K. Brooks
/S/ Peter J. Robertson	Director	November 21, 2022
Peter J. Robertson
/S/ Ralph E. Eberhart	Director	November 21, 2022
Ralph E. Eberhart
/S/ Manny Fernandez	Director	November 21, 2022
Manny Fernandez
/S/ Georgette D. Kiser	Director	November 21, 2022
Georgette D. Kiser
/S/ Barbara L. Loughran	Director	November 21, 2022
Barbara L. Loughran
/S/ Robert A. McNamara	Director	November 21, 2022
Robert A. McNamara
/S/ Priya Abani	Director	November 21, 2022
Priya Abani
/S/ Christopher M.T. Thompson	Director	November 21, 2022
Christopher M.T. Thompson
/S/ Kevin C. Berryman	President and Chief Financial Officer (Principal Financial Officer)	November 21, 2022
Kevin C. Berryman
/S/ William B. Allen, Jr.	Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)	November 21, 2022
William B. Allen, Jr.

JACOBS SOLUTIONS INC. AND SUBSIDIARIES
CONSOLIDATED FINANCIAL STATEMENTS
WITH REPORTS OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
September 30, 2022

JACOBS SOLUTIONS INC. AND SUBSIDIARIES
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2022

JACOBS SOLUTIONS INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share information)

	September 30, 2022	October 1, 2021
ASSETS
Current Assets:
Cash and cash equivalents	$1,140,479	$1,014,249
Receivables and contract assets	3,405,381	3,101,418
Prepaid expenses and other	176,134	176,228
Total current assets	4,721,994	4,291,895
Property, Equipment and Improvements, net	346,676	353,117
Other Noncurrent Assets:
Goodwill	7,184,658	7,197,000
Intangibles, net	1,394,052	1,565,758
Deferred income tax assets	31,480	103,193
Operating lease right-of-use assets	476,913	650,097
Miscellaneous	504,646	471,549
Total other noncurrent assets	9,591,749	9,987,597
	$14,660,419	$14,632,609
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Current maturities of long-term debt	$50,415	$53,456
Accounts payable	966,792	908,441
Accrued liabilities	1,441,762	1,533,559
Operating lease liability	150,171	172,414
Contract liabilities	641,705	542,054
Total current liabilities	3,250,845	3,209,924
Long-term debt	3,357,256	2,839,933
Liabilities relating to defined benefit pension and retirement plans	271,332	418,080
Deferred income tax liabilities	269,077	214,380
Long-term operating lease liability	607,447	758,358
Other deferred liabilities	167,548	559,375
Commitments and Contingencies
Redeemable Noncontrolling Interests	632,522	657,722
Stockholders’ Equity:
Capital stock:
Preferred stock, $1 par value, authorized - 1,000,000 shares; issued and outstanding - none	—	—
Common stock, $1 par value, authorized - 240,000,000 shares; issued and outstanding - 127,393,378 shares and 128,892,540 shares as of September 30, 2022 and October 1, 2021, respectively	127,393	128,893
Additional paid-in capital	2,682,009	2,590,012
Retained earnings	4,225,784	4,015,578
Accumulated other comprehensive loss	(975,130)	(794,442)
Total Jacobs stockholders’ equity	6,060,056	5,940,041
Noncontrolling interests	44,336	34,796
Total Group stockholders’ equity	6,104,392	5,974,837
	$14,660,419	$14,632,609
See the accompanying Notes to Consolidated Financial Statements.

JACOBS SOLUTIONS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS
For the Fiscal Years Ended September 30, 2022, October 1, 2021 and October 2, 2020
(In thousands, except per share information)

	September 30, 2022	October 1, 2021	October 2, 2020
Revenues	$14,922,825	$14,092,632	$13,566,975
Direct cost of contracts	(11,595,785)	(11,048,860)	(10,980,307)
Gross profit	3,327,040	3,043,772	2,586,668
Selling, general and administrative expenses	(2,409,190)	(2,355,683)	(2,050,695)
Operating Profit	917,850	688,089	535,973
Other Income (Expense):
Interest income	4,489	3,503	4,729
Interest expense	(100,246)	(72,714)	(62,206)
Miscellaneous income (expense), net	54,254	76,724	(37,293)
Total other (expense) income, net	(41,503)	7,513	(94,770)
Earnings from Continuing Operations Before Taxes	876,347	695,602	441,203
Income Tax Expense for Continuing Operations	(160,903)	(274,781)	(55,320)
Net Earnings of the Group from Continuing Operations	715,444	420,821	385,883
Net (Loss) Earnings of the Group from Discontinued Operations	(32)	10,008	137,984
Net Earnings of the Group	715,412	430,829	523,867
Net Earnings Attributable to Noncontrolling Interests from Continuing Operations	(36,788)	(39,213)	(32,022)
Net (Earnings) Loss Attributable to Redeemable Noncontrolling Interests	(34,585)	85,414	—
Net Earnings Attributable to Jacobs from Continuing Operations	644,071	467,022	353,861
Net Earnings Attributable to Jacobs	$644,039	$477,030	$491,845
Net Earnings Per Share:
Basic Net Earnings from Continuing Operations Per Share	$5.01	$3.15	$2.69
Basic Net Earnings from Discontinued Operations Per Share	$—	$0.08	$1.05
Basic Earnings Per Share	$5.01	$3.22	$3.74

Diluted Net Earnings from Continuing Operations Per Share	$4.98	$3.12	$2.67
Diluted Net Earnings from Discontinued Operations Per Share	$—	$0.08	$1.04
Diluted Earnings Per Share	$4.98	$3.20	$3.71
See the accompanying Notes to Consolidated Financial Statements.

JACOBS SOLUTIONS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the Fiscal Years Ended September 30, 2022, October 1, 2021 and October 2, 2020
(In thousands)

	September 30, 2022	October 1, 2021	October 2, 2020
Net Earnings of the Group	$715,412	$430,829	$523,867
Other Comprehensive (Loss) Income:
Foreign currency translation adjustment	(397,819)	15,585	64,052
Gain (loss) on cash flow hedges	154,541	29,332	(21,883)
Change in pension and retiree medical plan liabilities	92,527	142,135	(75,334)
Other comprehensive (loss) income before taxes	(150,751)	187,052	(33,165)
Income Tax (Expense) Benefit:
Foreign currency translation adjustment	19,019	(3,110)	(3,722)
Cash flow hedges	(43,595)	(7,357)	7,285
Change in pension and retiree medical plan liabilities	(5,361)	(37,970)	13,357
Income Tax (Expense) Benefit:	(29,937)	(48,437)	16,920
Net other comprehensive (loss) income	(180,688)	138,615	(16,245)
Net Comprehensive Income of the Group	534,724	569,444	507,622
Net Earnings Attributable to Noncontrolling Interests	(36,788)	(39,213)	(32,022)
Net (Earnings) Loss Attributable to Redeemable Noncontrolling Interests	(34,585)	85,414	—
Net Comprehensive Income Attributable to Jacobs	$463,351	$615,645	$475,600
See the accompanying Notes to Consolidated Financial Statements including the Company's note on Other Financial Information for a presentation of amounts reclassified to net income during the period.

JACOBS SOLUTIONS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
For the Fiscal Years Ended September 30, 2022, October 1, 2021 and October 2, 2020
(In thousands)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Jacobs Stockholders’ Equity	Noncontrolling Interests	Total Group Stockholders’ Equity
Balances at September 27, 2019	$132,879	$2,559,450	$3,939,174	$(916,812)	$5,714,691	$53,967	$5,768,658
Net earnings	—	—	491,845	—	491,845	32,022	523,867
Foreign currency translation adjustments, net of deferred taxes of $3,722	—	—	—	60,330	60,330	—	60,330
Pension and retiree medical plan liability, net of deferred taxes of $(13,357)	—	—	—	(61,977)	(61,977)	—	(61,977)
Loss on derivatives, net of deferred taxes of $(7,285)	—	—	—	(14,598)	(14,598)	—	(14,598)
Dividends	—	—	(99,921)	—	(99,921)	—	(99,921)
Noncontrolling interests - distributions and other	—	5,002	—	—	5,002	(46,034)	(41,032)
Stock based compensation	—	47,048	1,102	—	48,150	—	48,150
Issuances of equity securities including shares withheld for taxes	998	17,890	(9,447)	—	9,441	—	9,441
Repurchases of equity securities	(4,129)	(30,944)	(302,178)	—	(337,251)	—	(337,251)
Balances at October 2, 2020	$129,748	$2,598,446	$4,020,575	$(933,057)	$5,815,712	$39,955	$5,855,667
Net earnings	—	—	477,030	—	477,030	39,213	516,243
Foreign currency translation adjustments, net of deferred taxes of $3,110	—	—	—	12,475	12,475	—	12,475
Pension and retiree medical plan liability, net of deferred taxes of $37,970	—	—	—	104,165	104,165	—	104,165
Gain on derivatives, net of deferred taxes of $7,357	—	—	—	21,975	21,975	—	21,975
Dividends	—	—	(109,616)	—	(109,616)	—	(109,616)
Noncontrolling interests - distributions and other	—	—	—	—	—	(44,372)	(44,372)
Redeemable Noncontrolling interests redemption value adjustment	—	—	(175,183)	—	(175,183)	—	(175,183)
Stock based compensation	—	56,221	—	—	56,221	—	56,221
Issuances of equity securities including shares withheld for taxes	871	20,345	(9,006)	—	12,210	—	12,210
Repurchases of equity securities	(1,726)	(85,000)	(188,222)	—	(274,948)	—	(274,948)
Balances at October 1, 2021	$128,893	$2,590,012	$4,015,578	$(794,442)	$5,940,041	$34,796	$5,974,837
Net earnings	—	—	644,039	—	644,039	36,788	680,827
Foreign currency translation adjustments, net of deferred taxes of $(19,019)	—	—	—	(378,800)	(378,800)	—	(378,800)
Pension and retiree medical plan liability, net of deferred taxes of $5,361	—	—	—	87,166	87,166	—	87,166
Gain on derivatives, net of deferred taxes of $43,595	—	—	—	110,946	110,946	—	110,946
Dividends	—	—	(118,291)	—	(118,291)	—	(118,291)
Noncontrolling interests - distributions and other	—	—	—	—	—	(27,248)	(27,248)
Redeemable Noncontrolling interests redemption value adjustment	—	—	(27,657)	—	(27,657)	—	(27,657)
Repurchase and issuance of redeemable noncontrolling interests	—	—	2,618	—	2,618	—	2,618
Stock based compensation	—	53,383	—	—	53,383	—	53,383
Issuances of equity securities including shares withheld for taxes	973	39,537	(11,973)	—	28,537	—	28,537
Repurchases of equity securities	(2,473)	(923)	(278,530)	—	(281,926)	—	(281,926)
Balances at September 30, 2022	$127,393	$2,682,009	$4,225,784	$(975,130)	$6,060,056	$44,336	$6,104,392
See the accompanying Notes to Consolidated Financial Statements.

JACOBS SOLUTIONS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Fiscal Years Ended September 30, 2022, October 1, 2021 and October 2, 2020
(In thousands)

	September 30, 2022	October 1, 2021	October 2, 2020
Cash Flows from Operating Activities:
Net earnings attributable to the Group	$715,412	$430,829	$523,867
Adjustments to reconcile net earnings to net cash flows provided by (used for) operations:
Depreciation and amortization:
Property, equipment and improvements	102,454	101,024	91,070
Intangible assets	198,602	149,776	90,563
Gain on sale of ECR business	—	(15,608)	(110,236)
(Gain) loss on investment in equity securities	(13,862)	(71,325)	103,623
Stock based compensation	53,383	56,221	48,150
Equity in earnings of operating ventures, net of return on capital distributions	18,291	10,941	9,172
(Gain) loss on disposals of assets, net	(4,680)	1,003	766
Impairment of equity method investment and other long term assets	78,292	40,640	162,238
Loss on pension and retiree medical plan changes	123	2,783	4,598
Deferred income taxes	111,846	113,623	82,275
Changes in assets and liabilities, excluding the effects of businesses acquired:
Receivables and contract assets, net of contract liabilities	(267,947)	242,154	(107,784)
Prepaid expenses and other current assets	6	6,800	(27,280)
Miscellaneous other assets	113,850	116,097	110,678
Accounts payable	87,402	(165,502)	(92,838)
Income taxes payable	(70,258)	20,961	35,194
Accrued liabilities	(552,036)	(252,305)	(27,849)
Other deferred liabilities	(73,697)	(63,915)	(64,390)
Other, net	(22,472)	2,079	(24,968)
Net cash provided by operating activities	474,709	726,276	806,849
Cash Flows from Investing Activities:
Additions to property and equipment	(127,615)	(92,814)	(118,269)
Disposals of property and equipment and other assets	9,392	474	96
Capital contributions to equity investees, net of return of capital distributions	3,025	(5,016)	(12,278)
Acquisitions of businesses, net of cash acquired	(437,083)	(1,741,062)	(293,580)
Disposals of investment in equity securities	13,862	421,315	—
Proceeds (Payments) related to sales of businesses	—	36,360	(5,061)
Net cash used for investing activities	(538,419)	(1,380,743)	(429,092)
Cash Flows from Financing Activities:
Proceeds from long-term borrowings	3,145,500	4,445,080	2,986,661
Repayments of long-term borrowings	(2,420,166)	(3,216,965)	(2,521,467)
Proceeds from short-term borrowings	—	—	78
Repayments of short-term borrowings	(6,359)	(7,675)	(200,008)
Debt issuance costs	—	(2,747)	(1,807)
Proceeds from issuances of common stock	51,034	38,077	37,235
Common stock repurchases	(281,926)	(274,948)	(337,251)
Taxes paid on vested restricted stock	(28,587)	(25,867)	(27,794)
Cash dividends to shareholders	(115,948)	(107,188)	(97,900)
Net dividends associated with noncontrolling interests	(26,982)	(48,784)	(46,062)
Repurchase of redeemable noncontrolling interests	(46,074)	—	—
Proceeds from issuances of redeemable noncontrolling interests	49,742	—	—
Net cash provided by (used for) financing activities	320,234	798,983	(208,315)
Effect of Exchange Rate Changes	(128,892)	19,635	61,914
Net Increase in Cash and Cash Equivalents and Restricted Cash	127,632	164,151	231,356
Cash and Cash Equivalents, including Restricted Cash, at the Beginning of the Period	1,026,575	862,424	631,068
Cash and Cash Equivalents, including Restricted Cash, at the End of the Period	$1,154,207	$1,026,575	$862,424
See the accompanying Notes to Consolidated Financial Statements.

JACOBS SOLUTIONS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.Description of Business and Basis of Presentation
Description of Business
Jacobs Solutions Inc. ("Jacobs" or "the Company") is a leading global professional services company that designs and deploys technology-centric solutions to solve many of the world’s most complex challenges. In fiscal year 2022 we operated in three operating segments: Critical Mission Solutions, People & Places Solutions and our investment in PA Consulting Group Limited ("PA Consulting").
We provide a broad range of technical, professional and construction services including engineering, design and architectural services; construction and construction management services; operations and maintenance services; and process, scientific and systems consulting services. We provide our services through offices and subsidiaries located primarily in North America, Europe, the Middle East, India, Australia, New Zealand and Asia. We provide our services under cost-reimbursable and fixed-price contracts, with our fixed-price contracts comprised mainly of professional services arrangements and in some limited cases, construction. The percentage of revenues realized from each of these types of contracts for the fiscal years ended September 30, 2022, October 1, 2021 and October 2, 2020 was as follows:

	For the Years Ended
	September 30, 2022	October 1, 2021	October 2, 2020
Cost-reimbursable	74%	76%	76%
Fixed-price	26%	24%	24%
Basis of Presentation, Definition of Fiscal Year, and Other Matters
The accompanying Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States ("U.S. GAAP") and include the accounts of Jacobs Solutions Inc. and its subsidiaries and affiliates which it controls. On August 29, 2022, Jacobs Engineering Group Inc. (JEGI), the predecessor to Jacobs Solutions Inc., implemented a holding company structure, which resulted in Jacobs Solutions Inc. becoming the parent company of, and successor issuer to, JEGI. Prior to the implementation date, the Consolidated Financial Statements include the accounts of JEGI and its subsidiaries and affiliates which it controlled . All intercompany accounts and transactions have been eliminated in consolidation.
The Company’s fiscal year ends on the Friday closest to September 30 (determined on the basis of the number of workdays) and, accordingly, an additional week of activity is added every five-to-six years. Fiscal 2020 included an extra week of activity.
On February 4, 2022, the Company acquired StreetLight Data, Inc. ("StreetLight"). StreetLight is a pioneer of mobility analytics who uses its data and machine learning resources to shed light on mobility and enable users to solve complex transportation problems. The Company paid total base consideration of approximately $190.8 million in cash and issued $0.9 million in equity and $5.2 million in in-the-money stock options to the former owners of StreetLight. The Company also paid off StreetLight's debt of approximately $1.0 million simultaneously with the consummation of the acquisition. The Company has recorded its preliminary purchase price allocation associated with the acquisition, which is summarized in Note 15- Other Business Combinations.
On November 19, 2021, Jacobs acquired BlackLynx, a provider of high-performance software, to complement Jacobs' portfolio of cyber, intelligence and digital solutions. The Company paid total base consideration of approximately $235.4 million in cash to the former owners of BlackLynx. In conjunction with the acquisition, the Company also paid off BlackLynx's debt of approximately $5.3 million simultaneously with the consummation of the acquisition. The Company has recorded its final purchase price allocation associated with the acquisition, which is summarized in Note 15- Other Business Combinations.
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

JACOBS SOLUTIONS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
Consequently, this amount represented compensation expense incurred related to the investment that was expensed subsequent to the date of the transaction, and was reflected in selling, general and administrative expense and cash from operations for the fiscal year ended October 1, 2021. The remaining 35% interest was acquired by PA Consulting employees, whose redeemable noncontrolling interests had a fair value of $582.4 million on the closing date, including subsequent purchase accounting adjustments. PA Consulting is accounted for as a consolidated subsidiary and as a separate operating segment. The Company has recorded its final purchase price allocation associated with the acquisition. See Note 14- PA Consulting Business Combination for more discussion on the investment and Note 9- Borrowings for more discussion on the financing for the transaction.
On November 24, 2020, a subsidiary of Jacobs completed the acquisition of Buffalo Group, a leader in advanced cyber and intelligence solutions which allows Jacobs to further expand its cyber and intelligence solutions offerings to government clients. The Company paid total consideration of $190.1 million, which was comprised of approximately $182.4 million in cash to the former owners of Buffalo Group and contingent consideration of $7.7 million The contingent consideration was subsequently recognized in fiscal 2021 as an offset to selling, general and administrative expense when it was determined no amounts would be paid. In conjunction with the acquisition, the Company assumed the Buffalo Group's debt of approximately $7.7 million. The Company repaid all of the assumed Buffalo Group debt by the end of the first fiscal quarter of 2021. The Company has recorded its final purchase price allocation associated with the acquisition, which is summarized in Note 15- Other Business Combinations.
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
On April 26, 2019, Jacobs completed the sale of its Energy, Chemicals and Resources ("ECR") business to Worley Limited, a company incorporated in Australia ("Worley"), for a purchase price of $3.4 billion consisting of (i) $2.8 billion in cash plus (ii) 58.2 million ordinary shares of Worley, subject to adjustments for changes in working capital and certain other items (the “ECR sale”). As a result of the ECR sale, substantially all ECR-related assets and liabilities were sold (the "Disposal Group"). We determined that the Disposal Group should be reported as discontinued operations in accordance with ASC 210-05, Discontinued Operations because their disposal represents a strategic shift that had a major effect on our operations and financial results. As such, the financial results of the ECR business are reflected in our Consolidated Statements of Earnings as discontinued operations for all periods presented. As of September 30, 2022, all of the ECR business to be sold under the terms of the sale has been conveyed to Worley and as such, no amounts remain held for sale. For further discussion see Note 16- Sale of Energy, Chemicals and Resources ("ECR") Business.
2. Significant Accounting Policies
Revenue Accounting for Contracts
Engineering, Procurement & Construction Contracts, Service Contracts and Software Contracts
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

JACOBS SOLUTIONS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
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
Revenue for certain contracts related to the sale of software licenses is recognized at a point in time, typically at the time of delivery, in accordance with ASC 606. The software license sale will be treated as a performance obligation separate and distinct from any related service and maintenance.
Direct costs of contracts include all costs incurred in connection with and directly for the benefit of client contracts, including depreciation and amortization relating to assets used in providing the services required by the related projects. The level of direct costs of contracts may fluctuate between reporting periods due to a variety of factors, including the amount of pass through costs we incur during a period. On those projects where we are acting as principal for subcontract labor or third-party materials and equipment, we reflect the amounts of such items in both revenues and costs (and we refer to such costs as “pass through costs”).
    Back charges to suppliers or subcontractors are recognized as a reduction of cost when it is determined that recovery of such cost is probable and the amounts can be reliably estimated. Disputed back charges are recognized when the same requirements described above have been satisfied.
Variable Consideration
The nature of the Company’s contracts gives rise to several types of variable consideration, including claims and unpriced change orders; awards and incentive fees; and liquidated damages and penalties. The Company recognizes revenue for variable consideration when it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur. The Company estimates the amount of revenue to be recognized on variable consideration using the expected value (i.e., the sum of a probability-weighted amount) or the most likely amount method, whichever is expected to better predict the amount. Factors considered in determining whether revenue associated with claims (including change orders in dispute and unapproved change orders in regard to both scope and price) should be recognized include the following: (a) the contract or other evidence provides a legal basis for the claim, (b) additional costs were caused by circumstances that were unforeseen at the contract date and not the result of deficiencies in the company’s performance, (c) claim-related costs are identifiable and considered reasonable in view of the work performed, and (d) evidence supporting the claim is objective and verifiable. If the requirements for recognizing revenue for claims or unapproved change orders are met, revenue is recorded only when the costs associated with the claims or unapproved change orders have been incurred and only up to the amount of cost incurred which generally represents the amount of consideration that is not probable of reversal.

JACOBS SOLUTIONS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
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

JACOBS SOLUTIONS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
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
Certain other assets and liabilities, such as forward contracts and interest rate swap agreements we purchased as cash-flow hedges discussed in Note 18- Commitments and Contingencies and Derivative Financial Instruments are required to be carried in our Consolidated Financial Statements at Fair Value.
The fair value of the Company’s reporting units (used for purposes of determining whether there is an impairment of the carrying value of goodwill) is determined using an income and market approach. Both approaches require us to make certain estimates and judgments. Under the income approach, fair value is determined by using the discounted cash flows of our reporting units. Under the market approach, the fair values of our reporting units are determined by reference to guideline companies that are reasonably comparable to our reporting units; the fair values are estimated based on the valuation multiples of earnings before taxes, interest, depreciation and amortization associated with the guideline companies. In assessing whether the carrying value of goodwill has been impaired, we utilize the results of both valuation techniques and consider the range of fair values indicated.
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

JACOBS SOLUTIONS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
the valuation of the noncontrolling interests include projected cash flows and the expected volatility associated with those cash flows.
The fair values for the asset groups relating to the impaired long-lived assets (see Note 10, Leases) were estimated primarily using discounted cash flow models (income approach) with Level 3 inputs. The significant assumptions used in estimating fair value include the expected downtime prior to the commencement of future subleases, projected sublease income over the remaining lease periods and discount rates that reflects the level of risk associated with receiving future cash flows.
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
Cash Equivalents
We consider all highly liquid investments with original maturities of less than three months to be cash equivalents. Cash equivalents at September 30, 2022 and October 1, 2021 consisted primarily of money market mutual funds and overnight bank deposits.
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

JACOBS SOLUTIONS INC. AND SUBSIDIARIES
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
We perform our annual goodwill impairment assessment as of the first day of the fourth fiscal quarter each year. We begin with the qualitative assessment of whether it is more likely than not that a reporting unit’s fair value is less than its carrying value before applying the quantitative assessment described below. If it is determined through the evaluation of events or circumstances that the carrying value may not be recoverable, the Company then compares the fair value of each reporting unit with its carrying amount. If the carrying amount of a reporting unit exceeds its fair value, an impairment loss is recognized. During 2022, we completed our annual goodwill impairment test and qualitatively determined that none of our goodwill was impaired. We have determined that the fair value of our reporting units exceeded their respective carrying values for the Consolidated Balance Sheets presented.
Impairment of Long-Lived Assets
Our long-lived assets other than goodwill principally consist of right-of-use (ROU) lease assets, property, equipment and improvements, and finite-lived intangible assets. These long-lived assets are evaluated for impairment for each of our asset groups in accordance with ASC 360 by first identifying whether indicators of impairment exist. If such indicators are present, we assess long-lived asset groups for recoverability based on estimated future undiscounted cash flows. For asset groups where the recoverability test fails, the fair value of each asset group is then estimated and compared to its carrying amount. An impairment loss is recognized for the amount by which an asset group’s carrying value exceeds its fair value.
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
Share-Based Payments
We measure the value of services received from employees and directors in exchange for an award of an equity instrument based on the grant-date fair value of the award. The fair value is recognized as a non-cash cost on a straight-line basis over the period the individual provides services, which is typically the vesting period of the award with the exception of awards containing an internal performance measure, such as Earnings Per Share growth and Return on Invested Capital, which is recognized on a straight-line basis over the vesting period subject to the probability of meeting the performance requirements and adjusted for the number of shares expected to be earned. The cost of these awards is recorded in selling, general and administrative expense in the accompanying Consolidated Statements of Earnings.
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

JACOBS SOLUTIONS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
Leases
The Company accounts for its leases in accordance with ASC 842, Leases ("ASC 842"). ASC 842 requires lessees to recognize assets and liabilities for most leases. The Company determines if an arrangement is a lease at contract inception. A lease exists when a contract conveys to the customer the right to control the use of an identified asset for a period of time in exchange for consideration. The definition of a lease embodies two conditions: (1) there is an identified asset in the contract, and (2) the customer has the right to control the use of the identified asset. Lessees are required to classify leases as either finance or operating leases. This classification will determine whether lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease.
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

JACOBS SOLUTIONS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
amortized on a straight-line basis. The period of amortization is the average remaining service of active participants who are expected to receive benefits under certain plans and the average remaining future lifetime of plan participants for certain plans.
We measure our defined benefit plan assets and obligations as of the end of the month closest to their fiscal year end, which is September 30, 2022 as the alternative measurement date in accordance with FASB guidance ASU 2015-04, Compensation Retirement Benefit (Topic 715): Practical Expedient for the Measurement Date of an Employer’s Defined Benefit Obligation and Plan Asset. This guidance allows employers with fiscal year ends that do not coincide with a calendar month end to make an accounting policy election to measure defined benefit plan assets and obligations as of the end of the month closest to their fiscal year end.
Redeemable Noncontrolling Interests
In connection with the PA Consulting investment, the Company recorded redeemable noncontrolling interests, representing the interest holders' 35% equity interest in the form of preferred and common shares of PA Consulting. The preferred shares are entitled to a cumulative annual compounding 12% dividend based on the outstanding preferred share subscription price. These interest holders have certain option rights to put the preferred and common share interests back to the Company at a value based on the fair value of PA Consulting (the redemption values). The primary inputs and assumptions impacting the fair value of PA Consulting include projections of revenue and earnings before interest, taxes, depreciation and amortization and discount rates applied thereto. Additionally, the Company has an option to call the interests for certain individual shareholders in certain circumstances. Because the interests are redeemable at the option of the holders and not solely within the control of the Company, the Company classified the interests in redeemable noncontrolling interests within its Consolidated Balance Sheet at their redemption values. The optional redemption features may become exercisable no earlier than five years from the March 2, 2021 closing date, or upon the occurrence of certain other events.
The Company has deemed these interests probable of becoming redeemable in the future and requiring their measurement at the greater of (i) the redemption amount that would be paid if settlement occurred at the balance sheet date, or (ii) the historical value resulting from the original acquisition date fair value plus the impact of any earnings or loss attribution amounts, including dividends. The fair value of the PA Consulting redeemable noncontrolling interest is determined using a combination of the income and market approaches. Under the income approach, fair value is determined by using the projected discounted cash flows of PA Consulting. Under the market approach, the fair value is determined by reference to guideline companies that are reasonably comparable to PA Consulting; the fair value is estimated based on the valuation multiples of earnings before interest, taxes, depreciation and amortization.
Further, any excess in redemption amounts over the historical values of the interests is recognized as an increase to redeemable noncontrolling interests and an offsetting decrease in consolidated retained earnings. Additionally, particular to the preference share and in certain circumstances the ordinary share components of redeemable noncontrolling interests, such decrease in consolidated retained earnings could also be reflected as a corresponding adjustment to net earnings attributable to Jacobs for purposes of the calculation of consolidated earnings per share attributable to common shareholders.
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

JACOBS SOLUTIONS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
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
ASU No. 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers, is effective for fiscal years beginning after December 15, 2022, with early adoption permitted. ASU 2021-08 requires contract assets and contract liabilities (i.e., deferred revenue) acquired in a business combination to be recognized and measured by the acquirer on the acquisition date in accordance with ASC 606, Revenue from Contracts with Customers. Generally, this new guidance will result in the acquirer recognizing contract assets and contract liabilities at the same amounts recorded by the acquiree. The Company adopted the new guidance in the first quarter of fiscal 2022 and the adoption had no impact on the Company's financial position, results of operations or cash flows.

JACOBS SOLUTIONS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
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
The following table further disaggregates our revenue by geographic area for the years ended September 30, 2022, October 1, 2021 and October 2, 2020 (in thousands):

	For the Years Ended
	September 30, 2022	October 1, 2021	October 2, 2020
Revenues:
United States	$9,875,252	$9,671,281	$10,158,508
Europe	3,488,317	3,140,114	2,253,284
Canada	269,386	227,692	227,067
Asia	140,663	114,118	117,698
India	114,235	70,772	50,618
Australia and New Zealand	706,283	647,866	537,076
South America and Mexico	—	—	11
Middle East and Africa	328,689	220,789	222,713
Total	$14,922,825	$14,092,632	$13,566,975
The following table presents the revenues earned directly or indirectly from the U.S. federal government and its agencies, expressed as a percentage of total revenues:

For the Years Ended
September 30, 2022	October 1, 2021	October 2, 2020
31%	33%	33%

Contract Liabilities
Contract liabilities represent amounts billed to clients in excess of revenue recognized to date. Revenue recognized for the year ended September 30, 2022 that was included in the contract liability balance on October 1, 2021 was $422 million. Revenue recognized for the year ended October 1, 2021 that was included in the contract liability balance on October 2, 2020 was $405 million.
Remaining Performance Obligations
The Company’s remaining performance obligations as of September 30, 2022 represent a measure of the total dollar value of work to be performed on contracts awarded and in progress. The Company had approximately $15.0 billion in remaining performance obligations as of September 30, 2022. The Company expects to recognize 52% of our remaining performance obligations within the next twelve months and the remaining 48% thereafter.
Although remaining performance obligations reflect business that is considered to be firm, cancellations, scope adjustments, foreign currency exchange fluctuations or project deferrals may occur that impact their volume or the expected timing of their recognition. Remaining performance obligations are adjusted to reflect any known project

JACOBS SOLUTIONS INC. AND SUBSIDIARIES
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

JACOBS SOLUTIONS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
The following table reconciles the denominator used to compute basic EPS to the denominator used to compute diluted EPS for the years ended September 30, 2022, October 1, 2021 and October 2, 2020 (in thousands):

	For the Years Ended
	September 30, 2022	October 1, 2021	October 2, 2020
Numerator for Basic and Diluted EPS:
Net earnings attributable to Jacobs from continuing operations	$644,071	$467,022	$353,861
Preferred Redeemable Noncontrolling interests redemption value adjustment (See Note 14- PA Consulting Business Combination)	—	(57,307)	—
Net earnings from continuing operations allocated to participating securities	—	—	(72)
Net earnings from continuing operations allocated to common stock for EPS calculation	$644,071	$409,715	$353,789

Net earnings attributable to Jacobs from discontinued operations	$(32)	$10,008	$137,984
Net earnings from discontinued operations allocated to participating securities	—	—	(28)
Net earnings from discontinued operations allocated to common stock for EPS calculation	$(32)	$10,008	$137,956

Net earnings allocated to common stock for EPS calculation	$644,039	$419,723	$491,745

Denominator for Basic and Diluted EPS:
Weighted average basic shares	128,665	130,194	131,541
Shares allocated to participating securities	—	—	(27)
Shares used for calculating basic EPS attributable to common stock	128,665	130,194	131,514

Effect of dilutive securities:
Stock compensation plans	780	1,080	1,207
Shares used for calculating diluted EPS attributable to common stock	129,445	131,274	132,721

Net Earnings Per Share:
Basic Net Earnings from Continuing Operations Per Share	$5.01	$3.15	$2.69
Basic Net Earnings from Discontinued Operations Per Share	$—	$0.08	$1.05
Basic Earnings Per Share:	$5.01	$3.22	$3.74
Diluted Net Earnings from Continuing Operations Per Share	$4.98	$3.12	$2.67
Diluted Net Earnings from Discontinued Operations Per Share	$—	$0.08	$1.04
Diluted Earnings Per Share:	$4.98	$3.20	$3.71

JACOBS SOLUTIONS INC. AND SUBSIDIARIES
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
The following table summarizes the activity under the 2020 Repurchase Authorizations during fiscal 2022:

Amount Authorized	Average Price Per Share (1)	Shares Repurchased	Total Shares Retired
$1,000,000,000	$133.05	2,472,728	2,472,728
(1)Includes commissions paid and calculated at the average price per share
As of September 30, 2022, the Company has $501.0 million remaining under the 2020 Repurchase Authorization.
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
Dividends
On September 15, 2022, the Company’s Board of Directors declared a quarterly dividend of $0.23 per share of the Company’s common stock which was paid on October 28, 2022, to shareholders of record on the close of business on September 30, 2022. Future dividend declarations are subject to review and approval by the Company’s Board of Directors.
Dividends paid through September 30, 2022 and the preceding fiscal year are as follows:

Declaration Date	Record Date	Payment Date	Cash Amount (per share)
July 13, 2022	July 29, 2022	August 26, 2022	$0.23
April 28, 2022	May 27, 2022	June 24, 2022	$0.23
January 26, 2022	February 25, 2022	March 25, 2022	$0.23
September 23, 2021	October 15, 2021	October 29, 2021	$0.21
July 14, 2021	July 30, 2021	August 27, 2021	$0.21
April 22, 2021	May 28, 2021	June 25, 2021	$0.21
January 27, 2021	February 26, 2021	March 26, 2021	$0.21

JACOBS SOLUTIONS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
5.Goodwill and Intangibles
The carrying value of goodwill associated with continuing operations and appearing in the accompanying Consolidated Balance Sheets September 30, 2022 and October 1, 2021 was as follows (in thousands):

	Critical Mission Solutions	People & Places Solutions	PA Consulting	Total
Balance October 1, 2021	$2,550,631	$3,240,783	$1,405,586	$7,197,000
Acquired	195,756	116,525	17,245	329,526
Post-Acquisition Adjustments	—	—	5,720	5,720
Foreign currency translation and other	(30,194)	(47,995)	(269,399)	(347,588)
Balance September 30, 2022	$2,716,193	$3,309,313	$1,159,152	$7,184,658
The following table provides certain information related to the Company’s acquired intangibles in the accompanying Consolidated Balance Sheets for the year ended September 30, 2022 (in thousands):

	Customer Relationships, Contracts and Backlog	Developed Technology	Trade Names	Total
Balances, October 1, 2021	$1,309,061	$40,020	$216,677	$1,565,758
Acquired	101,527	62,000	392	163,919
Amortization	(175,592)	(12,055)	(10,955)	(198,602)
Foreign currency translation and other	(98,558)	(1,034)	(37,431)	(137,023)
Balances, September 30, 2022	$1,136,438	$88,931	$168,683	$1,394,052
Weighted Average Amortization Period (years)	7	7	18	9
The weighted average amortization period includes the effects of foreign currency translation.
The following table presents estimated amortization expense of intangible assets for fiscal 2023 and for the succeeding years. The amounts below include preliminary amortization estimates for the StreetLight opening balance sheet fair values that are still preliminary and are subject to change.

Fiscal Year	(in millions)
2023	$194.8
2024	194.4
2025	194.0
2026	171.3
2027	140.1
Thereafter	499.5
Total	$1,394.1
6.Other Financial Information
Receivables and contract assets
The following table presents the components of receivables and contract assets appearing in the accompanying Consolidated Balance Sheets at September 30, 2022 and October 1, 2021 as well as certain other related information (in

JACOBS SOLUTIONS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
thousands):

	September 30, 2022	October 1, 2021
Components of receivables:
Amounts billed, net	$1,400,088	$1,278,087
Unbilled receivables and other	1,523,249	1,343,588
Contract assets	482,044	479,743
Total receivables and contract assets, net	$3,405,381	$3,101,418
Other information about receivables:
Amounts due from the United States federal government included above, net of contract liabilities	$749,323	$563,009
Property, Equipment and Improvements, Net
The following table presents the components of our property, equipment and improvements, net at September 30, 2022 and October 1, 2021 (in thousands):

	September 30, 2022	October 1, 2021
Land	$478	$970
Buildings	46,244	52,822
Equipment	643,805	586,302
Leasehold improvements	179,187	201,522
Construction in progress	34,880	21,188
	904,594	862,804
Accumulated depreciation and amortization	(557,918)	(509,687)
	$346,676	$353,117

JACOBS SOLUTIONS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
The following table presents our property, equipment and improvements, net by geographic area for the years ended September 30, 2022 and October 1, 2021 (in thousands):

	For the Years Ended
	September 30, 2022	October 1, 2021
Property, equipment and improvements, net:
United States	$226,639	$229,752
Europe	87,331	95,746
Canada	5,210	2,076
Asia	2,578	2,170
India	9,659	11,545
Australia and New Zealand	13,211	10,401
Middle East and Africa	2,048	1,427
Total	$346,676	$353,117
See discussion in Note 10- Leases, regarding impairments recorded in the current year relating to the Company's real estate lease portfolio and related property, equipment and improvements, net.
Accrued Liabilities
The following table presents the components of “Accrued liabilities” shown in the accompanying Consolidated Balance Sheets at September 30, 2022 and October 1, 2021 (in thousands):

	September 30, 2022	October 1, 2021
Accrued payroll and related liabilities	$947,547	$1,042,265
Project-related accruals	28,178	56,083
Non project-related accruals and other	279,062	239,851
Insurance liabilities	63,183	73,016
Sales and other similar taxes	93,500	94,393
Dividends payable	30,292	27,951
Total	$1,441,762	$1,533,559

JACOBS SOLUTIONS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
Accumulated Other Comprehensive Income
The following table presents the Company's roll forward of accumulated income (loss) after-tax for the years ended September 30, 2022 and October 1, 2021 (in thousands):

	Change in Pension and Retiree Medical Plan Liabilities	Foreign Currency Translation Adjustment (1)	Gain/(Loss) on Cash Flow Hedges	Total
Balance at October 2, 2020	$(498,726)	$(419,715)	$(14,616)	$(933,057)
Other comprehensive income (loss)	94,606	12,475	14,339	121,420
Reclassifications from other comprehensive income (loss)	9,559	—	7,636	17,195
Balance at October 1, 2021	$(394,561)	$(407,240)	$7,359	$(794,442)
Other comprehensive income (loss)	87,034	(378,800)	108,555	(183,211)
Reclassifications from other comprehensive income (loss)	132	—	2,391	2,523
Balance at September 30, 2022	$(307,395)	$(786,040)	$118,305	$(975,130)
(1)Included in the overall foreign currency translation adjustment for the years ended September 30, 2022 and October 1, 2021 is $144.3 million and $(0.9) million, respectively, in unrealized gains (losses) on long-term foreign currency denominated intercompany loans not anticipated to be settled in the foreseeable future.
Included in the Company’s cumulative net unrealized gains from interest rate and cross currency swaps recorded in accumulated other comprehensive income as of September 30, 2022 were approximately $21 million in unrealized gains, net of taxes, which are expected to be realized in earnings during the twelve months subsequent to September 30, 2022.
7.Income Taxes
The following table presents the components of our consolidated income taxes for continuing operations for years ended September 30, 2022, October 1, 2021 and October 2, 2020 (in thousands):

	For the Years Ended
	September 30, 2022	October 1, 2021	October 2, 2020
Current income tax (benefit) expense from continuing operations:
Federal	$(35,291)	$91,313	$(37,030)
State	4,526	30,886	(5,021)
Foreign	79,822	38,959	41,616
Total current tax expense from continuing operations	49,057	161,158	(435)
Deferred income tax expense (benefit) from continuing operations:
Federal	56,526	35,109	53,485
State	17,178	21,826	7,133
Foreign	38,142	56,688	(4,863)
Total deferred tax expense from continuing operations	111,846	113,623	55,755
Consolidated income tax expense from continuing operations	$160,903	$274,781	$55,320
Deferred taxes reflect the tax effects of temporary differences between the amounts recorded as assets and liabilities for financial reporting purposes and the comparable amounts recorded for income tax purposes. Deferred tax assets and liabilities are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.
The following table presents the components of our net deferred tax (liabilities) assets at September 30, 2022 and October 1, 2021 (in thousands):

JACOBS SOLUTIONS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	September 30, 2022	October 1, 2021
Deferred tax assets:
Obligations relating to:
Other employee benefit plans	138,897	156,931
Net operating losses	132,999	197,929
Foreign tax credit	83,697	87,689
Contract revenues and costs	—	81,633
Lease liability	138,635	155,064
Unrealized foreign exchange loss	46,005	—
Other	13,005	19,689
Valuation allowance	(113,483)	(188,662)
Gross deferred tax assets	439,755	510,273
Deferred tax liabilities:
Contract revenues and costs	(6,007)	—
Depreciation and amortization	(431,946)	(436,324)
Lease right of use asset	(71,658)	(93,338)
Partnership investment	(52,787)	(72,560)
Hedge Investments	(38,994)	(13,754)
Unrealized Foreign Exchange Gain	(45,754)	—
Other	(30,206)	(5,484)
Gross deferred tax liabilities	(677,352)	(621,460)
Net deferred tax liabilities	$(237,597)	$(111,187)

Certain amounts have been reclassified to conform to current year presentation.
Tax law changes were enacted in the United Kingdom that, among other provisions, will increase the corporate tax rate to 25% from 19% effective April 1, 2023. The rate change resulted in an increase of $3.2 million and $25.6 million to our deferred income tax expense for the years ended September 30, 2022 and October 1, 2021, respectively. Our current income tax expense in the United Kingdom will be based on the new rate beginning in April 2023.
A valuation allowance is recorded to reduce deferred tax assets to the amount that is more likely than not to be realized based on an assessment of positive and negative evidence, including estimates of future taxable income necessary to realize future deductible amounts. The valuation allowance was $113.5 million at September 30, 2022 and $188.7 million at October 1, 2021. This $75.2 million change in the valuation allowance is attributable mainly to $33.1 million in a change in the realizability of foreign tax credits due to a change in the U.S. foreign tax credit regulations, a decrease of $26.0 million relates to a change in judgment on the realizability of domestic deferred tax assets which are capital in nature, and a decrease of $16.1 million relating to various other items.
At September 30, 2022 and October 1, 2021, the domestic and international net operating loss (NOL) carryforwards totaled $491.3 million and $760.4 million, resulting in an NOL deferred tax asset of $133.0 million and $197.9 million, respectively. The Company's net operating losses have various expiration periods between 2023 and indefinite periods. At September 30, 2022, the Company has foreign tax credit carryforwards of $83.7 million, which has a partial valuation allowance of $55.4 million, expiring between 2023 and 2032.
The following table presents the income tax benefits from continuing operations realized from the exercise of non-qualified stock options and disqualifying dispositions of stock sold under our employee stock purchase plans for the years ended September 30, 2022, October 1, 2021 and October 2, 2020 (in millions):

For the Years Ended
September 30, 2022	October 1, 2021	October 2, 2020
$2.2	$9.9	$10.2

JACOBS SOLUTIONS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
The following table reconciles total income tax expense from continuing operations using the statutory U.S. federal income tax rate to the consolidated income tax expense for continuing operations shown in the accompanying Consolidated Statements of Earnings for the years ended September 30, 2022, October 1, 2021 and October 2, 2020 (dollars in thousands):

	For the Years Ended
	September 30, 2022	%	October 1, 2021	%	October 2, 2020	%
Statutory amount	$184,033	21.0%	$146,078	21.0%	$92,652	21.0%
State taxes, net of the federal benefit	19,316	2.2%	14,564	2.1%	7,254	1.6%
Exclusion of tax on non-controlling interests	(7,533)	(0.9)%	(7,999)	(1.1)%	(6,622)	(1.5)%
Foreign:
Difference in tax rates of foreign operations	(2,516)	(0.3)%	3,684	0.5%	(6,267)	(1.4)%
Expense/(benefit) from foreign valuation allowance change	2,982	0.3%	2,148	0.3%	(16,861)	(3.8)%
Nondeductible compensation	—	—%	48,727	7.0%	—	—%
U.S. tax cost (benefit) of foreign operations	48,843	5.6%	35,228	5.1%	42,992	9.7%
Tax differential on foreign earnings	49,309	5.6%	89,787	12.9%	19,864	4.5%
Foreign tax credits	(33,734)	(3.8)%	(25,230)	(3.6)%	(26,471)	(6.0)%
Tax Rate Change	3,210	0.4%	25,588	3.7%	(6,811)	(1.5)%
Valuation allowance	(59,121)	(6.7)%	38,928	5.6%	—	—%
Uncertain tax positions	(1,439)	(0.2)%	978	0.1%	(11,338)	(2.6)%
Other items:
Energy efficient commercial buildings deduction	(2,681)	(0.3)%	(3,760)	(0.5)%	(7,267)	(1.6)%
Disallowed officer compensation	6,034	0.7%	6,689	1.0%	5,081	1.2%
Stock compensation	(2,168)	(0.2)%	(9,946)	(1.4)%	(10,234)	(2.3)%
Other items – net	5,677	0.6%	(896)	(0.1)%	(788)	(0.2)%
Total other items	6,862	0.8%	(7,913)	(1.1)%	(13,208)	(3.0)%
Taxes on income from continuing operations	$160,903	18.4%	$274,781	39.5%	$55,320	12.5%
The following table presents income tax payments, net made during the years ended September 30, 2022, October 1, 2021 and October 2, 2020 (in millions):

September 30, 2022	October 1, 2021	October 2, 2020
$113.9	$75.6	$39.8
The following table presents the components of our consolidated earnings from continuing operations before taxes for the years ended September 30, 2022, October 1, 2021 and October 2, 2020 (in thousands):

	For the Years Ended
	September 30, 2022	October 1, 2021	October 2, 2020
United States earnings	$415,673	$634,820	$208,302
Foreign earnings	460,674	60,782	232,901
	$876,347	$695,602	$441,203

We do not record a deferred tax liability for unremitted earnings of our foreign subsidiaries to the extent that the earnings meet the indefinite reversal criteria. This criteria is met if the foreign subsidiary has invested, or will invest, the earnings indefinitely. The decision as to the amount of unremitted earnings that we intend to maintain in non-U.S. subsidiaries considers items including, but not limited to, forecasts and budgets of financial needs of cash for working capital, liquidity plans, and expected cash requirements in the U.S. As of September 30, 2022, we had not recognized a deferred tax liability on approximately $168.0 million of undistributed earnings for certain foreign subsidiaries, because these earnings are intended to be indefinitely reinvested. If such earnings were distributed, some countries may impose

JACOBS SOLUTIONS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
additional taxes. The unrecognized deferred tax liability (the amount payable if distributed) is approximately $13.1 million.

The Company has various long-term foreign currency denominated intercompany loans not anticipated to be settled in the foreseeable future. Due to the long-term nature of the loan, the foreign currency gains (losses) resulting from re-measurement are generally recognized as a component of accumulated other comprehensive income (loss). Deferred taxes are not provided on the unrealized gains of approximately $101.7 million because the intercompany loans and the related gains (losses) on the loans denominated in the functional currencies of the subsidiaries are viewed as a part of the Company’s net investment in the subsidiaries and are considered to be indefinitely reinvested by the Company. The unrecognized deferred taxes are approximately $25 million as of September 30, 2022.
The Company accounts for unrecognized tax benefits in accordance with ASC Topic 740, Income Taxes. It accounts for interest and penalties on unrecognized tax benefits as interest and penalties reported above the line (i.e., not as part of income tax expense). The Company’s liability for gross unrecognized tax benefits was $81.9 million and $91.9 million at September 30, 2022 and October 1, 2021, respectively, after ASU 2013-11 netting of $7.0 million and $21.7 million, respectively. If recognized, $73.5 million would affect the Company’s consolidated effective income tax rate. The Company had $43.5 million and $41.6 million in accrued interest and penalties at September 30, 2022 and October 1, 2021, respectively. The Company estimates that, within twelve months, we may realize a decrease in our uncertain tax positions of approximately $2.2 million as a result of concluding various tax audits and closing tax years. As of September 30, 2022, the Company’s U.S. federal income tax returns for tax years 2009 and forward remain subject to examination.
The following table presents the reconciliation of the beginning and ending amount of unrecognized tax benefits, with StreetLight and PA Consulting related impacts added for the years ended September 30, 2022, October 1, 2021 and October 2, 2020 (in thousands):

	For the Years Ended
	September 30, 2022	October 1, 2021	October 2, 2020
Balance, beginning of year	$113,633	$102,484	$104,355
Acquisitions/Divestitures	192	7,639	—
Additions based on tax positions related to the current year	1,136	7,088	1,064
Additions for tax positions of prior years	1,207	1,711	7,472
Reductions for tax positions of prior years	(3,672)	(4,851)	(6,695)
Settlement	(23,603)	(438)	(3,712)
Balance, end of year	$88,893	$113,633	$102,484

As further discussed in Note 14, PA Consulting Business Combination and Note 15, Other Business Combinations, the Company has made several acquisitions and a strategic investment, all of which were accounted for as stock purchases and the tax attributes of the net assets acquired were carried over, with the exception of the Buffalo Group, which was treated as an asset acquisition and the net assets were stepped up to fair value.

JACOBS SOLUTIONS INC. AND SUBSIDIARIES
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

	September 30, 2022	October 1, 2021
Current assets	$353.9	$289.7
Non-Current assets	—	0.1
Total assets	$353.9	$289.8
Current liabilities	$228.1	$220.8
Total liabilities	$228.1	$220.8

	For the Years Ended
	September 30, 2022	October 1, 2021	October 2, 2020
Revenue	$1,253.8	$1,037.3	$912.9
Direct cost of contracts	(985.5)	(910.1)	(807.9)
Gross profit	268.3	127.2	105.0
Net earnings	$92.3	$84.3	$72.6
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
For the proportionate consolidated VIEs, the carrying value of assets and liabilities was $109.3 million and $129.2 million as of September 30, 2022, respectively and $115.1 million and $129.5 million as of October 1, 2021, respectively. For those joint ventures accounted for under the equity method, the Company's investment balances for the joint venture is included in other noncurrent Assets: miscellaneous on the balance sheet and the Company’s pro rata share of net income is included in revenue. In limited cases, there are basis differences between the equity in the joint venture and Jacobs' investment created when Jacobs purchased their share of the joint venture. These basis differences are amortized based on an internal allocation to underlying net assets, excluding allocations to goodwill. Our investments in equity method joint ventures on the Consolidated Balance Sheets as of September 30, 2022 and October 1, 2021 were a net asset of $56.6 million and $121.3 million, respectively. During the years ended September 30, 2022, October 1, 2021, and October 2, 2020, we recognized income from equity method joint ventures of $36.5 million, $60.9 million, and $82.2 million, respectively.
Accounts receivable from unconsolidated joint ventures accounted for under the equity method is $21.1 million and $19.7 million as of September 30, 2022 and October 1, 2021, respectively.
The Company currently holds a 24.5% interest in AWE Management Ltd ("AWE") that is accounted for under the equity method, and the carrying value of the Company’s investment as of October 2, 2020 was approximately $38 million. As of October 2, 2020, AWE was under a contractual operating arrangement with the UK Ministry of Defence (MoD) with multiple years remaining under the arrangement. On November 2, 2020, the MoD unexpectedly announced plans to change its current operating agreements with AWE that would result in the early termination of the current contract in 2021. During the fiscal year ended October 1, 2021, the Company recorded other-than-temporary impairment charges on its investment in AWE in the amount of $38.5 million, which were included in miscellaneous income (expense), net in the consolidated statement of earnings. During fiscal year 2022, the contractual operating arrangement with MoD was terminated which has resulted in the wind down and full impairment of the AWE Joint Venture with immaterial activity expected going forward.
The Company held a cost method investment in C3.ai, Inc. ("C3") and in the first quarter of fiscal 2021, C3 completed an initial public offering and as a result the Company carried its investment in C3 at fair value, with changes

JACOBS SOLUTIONS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
reflected in net income as it is an investment in equity securities with a readily determinable fair value based on quoted market prices. During fiscal 2021 and subsequent to the IPO, the Company sold all shares owned in C3. Dividend income, unrealized gains and related realized gains on disposal of these shares of $49.6 million were recognized in miscellaneous income (expense), net, in the Consolidated Statement of Earnings for the year ended October 1, 2021.
9.Borrowings
The following table presents certain information regarding the Company’s long-term debt at September 30, 2022 and October 1, 2021 (dollars in thousands):

	Interest Rate	Maturity	September 30, 2022	October 1, 2021
Revolving Credit Facility	Benchmark + applicable margin (1) (2)	March 2024	$1,105,294	$327,794
2021 Term Loan Facility	Benchmark + applicable margin (1) (3)	March 2024	923,580	1,081,724
2020 Term Loan Facility	Benchmark + applicable margin (1) (4)	March 2025 (5)	882,263	988,940
Fixed-rate notes due:
Senior Notes, Series A	4.27%	May 2025	190,000	190,000
Senior Notes, Series B	4.42%	May 2028	180,000	180,000
Senior Notes, Series C	4.52%	May 2030	130,000	130,000
Less: Current Portion (4)			(50,415)	(53,456)
Less: Deferred Financing Fees			(3,466)	(5,069)
Total Long-term debt, net			$3,357,256	$2,839,933
(1)During the year ended September 30, 2022, the aggregate principal amounts denominated in British pounds under the Revolving Credit Facility, 2021 Term Loan Facility and 2020 Term Loan Facility transitioned from underlying LIBOR benchmarked rates to SONIA rates. Borrowings denominated in U.S. dollars remained benchmarked to LIBOR rates.
(2)Depending on the Company’s Consolidated Leverage Ratio (as defined in the credit agreement governing the Revolving Credit Facility (defined below)), U.S. dollar denominated borrowings under the Revolving Credit Facility bear interest at either a eurocurrency rate plus a margin of between 0.875% and 1.625% or a base rate plus a margin of between 0% and 0.625%.The applicable LIBOR rates, including applicable margins, at September 30, 2022 and October 1, 2021 were approximately 4.08% and 1.45%. Borrowings denominated in British pounds bear interest at an adjusted SONIA rate plus a margin of between 0.875% and 1.625%. There were no amounts drawn in British pounds as of September 30, 2022.
(3)Depending on the Company’s Consolidated Leverage Ratio (as defined in the credit agreement governing the 2021 Term Loan Facility (defined below)), U.S. dollar denominated borrowings under the 2021 Term Loan Facility bear interest at either a eurocurrency rate plus a margin of between 0.875% and 1.625% or a base rate plus a margin of between 0% and 0.625%. The applicable LIBOR rate, including applicable margin, at September 30, 2022 and October 1, 2021was approximately 4.06% and 1.43%. Borrowings denominated in British pounds bear interest at an adjusted SONIA rate plus a margin of between 0.875% and 1.625%, which was approximately 3.60% at September 30, 2022.
(4)Depending on the Company’s Consolidated Leverage Ratio (as defined in the credit agreement governing the 2020 Term Loan Facility (defined below)), U.S. dollar denominated borrowings under the 2020 Term Loan Facility bear interest at either a eurocurrency rate plus a margin of between 0.875% and 1.5% or a base rate plus a margin of between 0% and 0.5%. The applicable LIBOR rates, including applicable margins, at September 30, 2022 and October 1, 2021 were approximately 4.49% and 1.45%. Borrowings denominated in British pounds bear interest at an adjusted SONIA rate plus a margin between 0.875% and 1.5%, which was approximately 3.60% at September 30, 2022.
(5)The 2020 Term Loan requires quarterly principal repayments of 1.25%, or $9.125 million and £3.125 million, of the aggregate initial principal amount borrowed.
In connection with the Company's implementation of a new holding company structure, which was completed in August 2022, the Company launched an offer to repurchase its outstanding Senior Notes at par plus accrued and unpaid interest, and without any make-whole premium. On October 7, 2022, the Company repaid $481 million of Senior Notes held by holders who accepted the offer with proceeds from our long-term Revolving Credit Facility. The remaining $19 million of Senior Notes outstanding are Senior Notes, Series B due in May 2028 as indicated in the table above. The Revolving Credit Facility and Term Loan Facilities (defined below) were amended to permit the implementation of the holding company.
On February 7, 2014, the Company and certain of its subsidiaries entered into a $1.6 billion long-term unsecured, revolving credit facility (as amended, the “2014 Revolving Credit Facility”) with a syndicate of U.S. and international banks and financial institutions. On March 27, 2019, the Company entered into a second amended and restated credit agreement

JACOBS SOLUTIONS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(the "Revolving Credit Facility") which amended and restated the 2014 Revolving Credit Facility by, among other things, (a) extending the maturity date of the credit facility to March 27, 2024, (b) increasing the facility amount to $2.25 billion (with an accordion feature that allows a further increase of the facility amount up to $3.25 billion), (c) eliminating the covenants restricting investments, joint ventures and acquisitions by the Company and its subsidiaries and (d) adjusting the financial covenants to eliminate the net worth covenant upon the removal of the same covenant from the Company’s existing Note Purchase Agreement (defined below). We were in compliance with the covenants under the Revolving Credit Facility at September 30, 2022.
On December 16, 2020, the Company entered into a first amendment to the Revolving Credit Facility, which provides for, among other things, (a) administrative changes allowing a one-time limited conditionality draw under the Revolving Credit Facility in connection with the March 2, 2021 investment by the Company, indirectly through a subsidiary of the Company, of a majority interest in PA Consulting and (b) an increase in the interest rate applicable margin to 1.625% per annum if the Consolidated Leverage Ratio (as defined in the Revolving Credit Facility) of the Company is equal to or greater than 3.00 to 1.00.
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
During fiscal 2022 we entered into two treasury locks to manage our interest rate exposure with the anticipated issuance of fixed rate debt before December 2023. During fiscal 2020, the Company entered into interest rate and cross currency derivative contracts to swap a portion of our variable rate debt to fixed rate debt. See Note 18- Commitments and Contingencies and Derivative Financial Instruments for discussion regarding the Company's derivative instruments.
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
The 2020 Term Loan Facility and the 2021 Term Loan Facility are together referred to as the "Term Loan Facilities". We were in compliance with the covenants under the Term Loan Facilities at September 30, 2022.

JACOBS SOLUTIONS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
On March 12, 2018, the Company entered into a note purchase agreement (as amended, the "Note Purchase Agreement") with respect to the issuance and sale in a private placement transaction of $500.0 million in the aggregate principal amount of the Company’s senior notes in three series (collectively, the “Senior Notes”). The Note Purchase Agreement provides that if the Company's consolidated leverage ratio exceeds a certain amount, the interest on the Senior Notes may increase by 75 basis points. The Senior Notes may be prepaid at any time subject to a make-whole premium. The sale of the Senior Notes closed on May 15, 2018. The Company used the net proceeds from the offering of Senior Notes to repay certain existing indebtedness and for other general corporate purposes. The Note Purchase Agreement contains affirmative, negative and financial covenants customary for financings of this type, including, among other things, covenants to maintain a minimum consolidated net worth and maximum consolidated leverage ratio and limitations on certain liens, mergers, dispositions and transactions with affiliates. In addition, the Note Purchase Agreement contains customary events of default. We were in compliance with the covenants under the Note Purchase Agreement at September 30, 2022.
We believe the carrying value of the Revolving Credit Facility, the Term Loan Facilities and other debt approximates fair value based on the interest rates and scheduled maturities applicable to the outstanding borrowings. The fair value of the Senior Notes is estimated to be $498.3 million at September 30, 2022, based on Level 2 inputs. The fair value is determined by discounting future cash flows using interest rates available for issuances with similar terms and average maturities.
The Company has issued $1.3 million in letters of credit under the Revolving Credit Facility, leaving $1.14 billion of available borrowing capacity under the Revolving Credit Facility at September 30, 2022. In addition, the Company had issued $279.2 million under separate, committed and uncommitted letter-of-credit facilities for total issued letters of credit of $280.5 million at September 30, 2022.
The following table presents the amount of interest paid by the Company during September 30, 2022, October 1, 2021 and October 2, 2020 (in thousands):

For the Years Ended
September 30, 2022	October 1, 2021	October 2, 2020
$88,031	$54,860	$58,257
10.Leases
The components of lease expense (reflected in selling, general and administrative expenses) for the years ended September 30, 2022, October 1, 2021 and October 2, 2020 were as follows (in thousands):

	September 30, 2022	October 1, 2021	October 2, 2020
Lease cost
Operating lease cost	$151,134	$160,026	$169,967
Variable lease cost	36,631	31,727	35,083
Sublease income	(15,207)	(12,359)	(14,719)
Total lease cost	$172,558	$179,394	$190,331

JACOBS SOLUTIONS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
Supplemental information related to the Company's leases for the years ended September 30, 2022 and October 1, 2021 was as follows (in thousands):

	September 30, 2022	October 1, 2021
Cash paid for amounts included in the measurements of lease liabilities	$229,275	$209,594
Right-of-use assets obtained in exchange for new operating lease liabilities	$38,110	$165,770
Weighted average remaining lease term - operating leases	6.3 years	7 years
Weighted average discount rate - operating leases	2.8%	2.6%
Total remaining lease payments under the Company's leases for each of the succeeding years is as follows (in thousands):

Fiscal Year	Operating Leases
2023	$168,347
2024	149,492
2025	125,494
2026	106,247
2027	86,639
Thereafter	196,628
832,847
Less Interest	(75,229)
$757,618

Right-of-Use and Other Long-Lived Asset Impairment
During fiscal 2022 and fiscal 2020, as a result of the Company's transformation initiatives, including the changing nature of the Company's use of office space for its workforce, the Company evaluated its existing real estate lease portfolio. These initiatives resulted in the abandonment of certain leased office spaces and the establishment of a formal plan to sublease certain other leased spaces that will no longer be utilized by the Company. In connection with the Company’s actions related to these initiatives, the Company evaluated certain of its lease right-of-use assets and related property, equipment and leasehold improvements for impairment under ASC 360.

As a result of the analysis, the Company recognized impairment losses of $78.3 million and $162 million for the fiscal years ended September 30, 2022 and October 2, 2020, respectively, which are included in selling, general and administrative expenses in the accompanying statements of earnings. The impairment losses recorded include $60.7 million and $127.0 million related to right-of-use lease assets and $17.7 million and $35.0 million related to other long-lived assets, including property, equipment & improvements and leasehold improvements for the fiscal years ended September 30, 2022 and October 2, 2020, respectively.
11.Employee Stock Purchase and Stock Incentive Plans
Employee Stock Purchase Plans
Under the Company's stock purchase plans, eligible employees who elect to participate in these plans are granted the right to purchase shares of the common stock of Jacobs at a discount that is limited to 5% of the per-share market value on the day shares are sold to employees.

JACOBS SOLUTIONS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
The following table summarizes the stock issuance activity under the plans for the fiscal years ended September 30, 2022, October 1, 2021 and October 2, 2020:

	For the Years Ended
	September 30, 2022	October 1, 2021	October 2, 2020

Aggregate Purchase Price Paid for Shares Sold (in thousands):	$38,648	$32,149	$27,813

Aggregate Number of Shares Sold:	302,429	287,587	333,078
At September 30, 2022, there remains 2,875,448 shares reserved for issuance under the Company's stock purchase plans.
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

	1999 SIP	1999 ODSP	Total
Number of shares authorized	29,850,000	1,100,000	30,950,000
Number of remaining shares reserved for issuance at September 30, 2022	4,244,964	242,212	4,487,176
Number of shares relating to outstanding stock options at September 30, 2022	358,224	81,125	439,349
Number of shares available for future awards:
At September 30, 2022	3,886,740	161,087	4,047,827
At October 1, 2021	4,166,975	187,554	4,354,529
Effective September 28, 2012, all grants of shares under the 1999 SIP are issued on a fungible basis. An award other than an option or SAR is granted on a 1.92-to-1.00 basis (“Fungible”). An award of an option or SAR is granted on a 1-to-1 basis (“Not Fungible”).
The following table presents the fair value of shares (of restricted stock and restricted stock units) vested for the years ended September 30, 2022, October 1, 2021 and October 2, 2020 (in thousands):

	For the Years Ended
	September 30, 2022	October 1, 2021	October 2, 2020
Restricted Stock and Restricted Stock Units (service condition)	$23,077	$20,374	$29,209
Restricted Stock Units (service, market, and performance conditions at target)	22,678	26,495	20,998
Total	$45,755	$46,869	$50,207
At September 30, 2022, the amount of compensation cost relating to non-vested awards not yet recognized in the financial statements is approximately $81.9 million. The majority of these unrecognized compensation costs will be recognized by the first quarter of fiscal 2024. The weighted average remaining contractual term of options currently exercisable is 2.2 years.

JACOBS SOLUTIONS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
Stock Options
The following table summarizes the stock option activity for the years ended September 30, 2022, October 1, 2021 and October 2, 2020:

	Number of Stock Options	Weighted Average Exercise Price
Outstanding at September 27, 2019	926,606	$45.48
Exercised	(212,467)	$44.05
Cancelled or expired	(7,650)	$45.31
Outstanding at October 2, 2020	706,489	$45.91
Exercised	(130,030)	$47.07
Cancelled or expired	(2,475)	$45.18
Outstanding at October 1, 2021	573,984	$45.65
Granted (1)	150,951	$12.79
Exercised	(284,502)	$43.56
Cancelled or expired	(1,084)	$21.34
Outstanding at September 30, 2022	439,349	$35.77
(1) Included in the September 30, 2022 amounts are options issued related to a recent business combination with strike prices lower than the then-current share price in order to derive a certain value.
Cash received from the exercise of stock options, net of tax remitted, during the year ended September 30, 2022 was $12.4 million.

JACOBS SOLUTIONS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
Stock options outstanding at September 30, 2022 consisted entirely of non-qualified stock options. The following table presents the total intrinsic value of stock options exercised for the fiscal years ended September 30, 2022, October 1, 2021 and October 2, 2020 (in thousands):

For the Years Ended
September 30, 2022	October 1, 2021	October 2, 2020
$28,149	$9,693	$9,986
The total intrinsic value of stock options exercisable at September 30, 2022 was approximately $25.2 million. The following table presents certain other information regarding our 1999 SIP and 1999 OSDP for the fiscal years ended September 30, 2022, October 1, 2021 and October 2, 2020:

	September 30, 2022	October 1, 2021	October 2, 2020
At fiscal year end:
Range of exercise prices for options exercisable (1)	$5.64–$60.43	$37.03–$60.43	$32.51–$60.43
Number of options exercisable	367,624	573,984	706,489
For the fiscal year:
Range of prices relating to options exercised	$11.27–$60.43	$32.51-$60.43	$37.03-$60.08
(1) Included in the September 30, 2022 amounts are options issued related to a recent business combination with strike prices lower than the then-current share price in order to derive a certain value.
The following table presents certain information regarding stock options outstanding and stock options exercisable at September 30, 2022:

	September 30, 2022
	Options Outstanding and Exercisable
Range of Exercise Prices	Number	Weighted Average Remaining Contractual Life (years)	Weighted Average Price
$32.51 - $37.03	149,328	7.60	$12.79
$37.43 - $46.09	178,009	2.82	$43.01
$47.11 - $55.13	90,137	0.96	$53.53
$60.08 - $80.63	21,875	1.42	$60.43
	439,349	3.99	$35.77
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

JACOBS SOLUTIONS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
Restricted Stock
The following table presents the number of shares of restricted stock and restricted stock units issued as common stock under the 1999 SIP for the years ended September 30, 2022, October 1, 2021 and October 2, 2020:

	For the Years Ended
	September 30, 2022	October 1, 2021	October 2, 2020
Restricted stock	818	—	—
Restricted stock units (service condition)	290,582	380,722	351,670
Restricted stock units (service and performance conditions)	176,470	181,132	202,792
The amount of restricted stock units issued for awards with performance conditions in the above table are issued based on performance against the target amount. The number of shares ultimately issued, which could be greater or less than target, will be based on achieving specific performance conditions related to the awards as well as achieving the service condition required for the restricted stock units to vest.
The following table presents the number and weighted average grant-date fair value of restricted stock and restricted stock units at September 30, 2022:

	Number of Shares	Weighted Average Grant-Date Fair Value
Outstanding at October 1, 2021	1,444,231	$91.23
Granted	623,323	$127.35
Vested	(602,793)	$80.95
Canceled	(89,332)	$113.89
Outstanding at September 30, 2022	1,375,429	$110.64
The following table presents the number of shares of restricted stock and restricted stock units canceled and withheld for taxes under the 1999 SIP for the years ended September 30, 2022, October 1, 2021 and October 2, 2020:

	For the Years Ended
	September 30, 2022	October 1, 2021	October 2, 2020
Restricted stock	—	—	34,417
Restricted stock units (service condition)	57,366	201,967	183,099
Restricted stock units (service and performance conditions)	31,966	218,520	160,781
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
The following table provides the number of restricted stock units outstanding at September 30, 2022 under the 1999 SIP.

JACOBS SOLUTIONS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

September 30, 2022
Restricted stock	252
Restricted stock units (service condition)	732,945
Restricted stock units (service and performance conditions)	585,099
The following table presents the number of shares of restricted stock and restricted stock units issued under the 1999 ODSP for the years ended September 30, 2022, October 1, 2021 and October 2, 2020:

	For the Years Ended
	September 30, 2022	October 1, 2021	October 2, 2020
Restricted stock units (service condition)	13,785	17,680	18,100
No shares of restricted stock were issued under the 1999 ODSP during such periods.
The following table provides the number of shares of restricted stock and restricted stock units outstanding at September 30, 2022 under the 1999 ODSP:

September 30, 2022
Restricted stock	—
Restricted stock units (service condition)	57,133
All shares granted under the 1999 ODSP are issued on a 1.92-to-1.00 basis.
12.Savings and Deferred Compensation Plans
Savings Plans
We sponsor various defined contribution savings plans which allow participants to make voluntary contributions by salary deduction. Such plans cover substantially all of our domestic, nonunion employees in the U.S. and are qualified under Section 401(k) of the U.S. Internal Revenue Code. Similar plans outside the U.S. cover various groups of employees of our international subsidiaries and affiliates. Several of these plans allow the Company to match, on a voluntary basis, a portion of the employee contributions. The following table presents the Company’s contributions to these savings plans for the years ended September 30, 2022, October 1, 2021 and October 2, 2020 (in thousands):

September 30, 2022	October 1, 2021	October 2, 2020
$184,399	$132,865	$91,833
Deferred Compensation Plans
Our non-qualified deferred compensation programs provide benefits payable to directors, officers, and certain key employees or their designated beneficiaries at specified future dates, upon retirement, or death. The plans are unfunded; therefore, benefits are paid from the general assets of the Company. Participants' cash deferrals earn a return based on the participants' selection of investments in several hypothetical investment options. Participants are also able to defer stock based compensation in the plans, which must remain invested in Company stock and are distributed in shares of Jacobs common stock. Since no investment diversification is permitted, changes in the fair value of Jacobs' common stock are not recognized. For the deferred compensation held in company stock, the number of shares needed to settle the liability is included in the denominator in both the basic and diluted earnings per share calculations. The following table presents the amount charged to expense for the Company’s deferred compensation plans for the years ended September 30, 2022, October 1, 2021 and October 2, 2020 (in thousands):

September 30, 2022	October 1, 2021	October 2, 2020
$1,697	$2,900	$203

JACOBS SOLUTIONS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
The following table presents the amount relating to assets held as deferred compensation arrangement investments for the years ended September 30, 2022 and October 1, 2021 (in thousands):

	September 30, 2022	October 1, 2021
Deferred compensation arrangement investments	$165,118	$210,223
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
The following table sets forth the changes in the plans’ combined net benefit obligation (segregated between plans existing within and outside the U.S.) for the years ended September 30, 2022 and October 1, 2021 (in thousands):

	U.S. Plans		Non-U.S. Plans
	September 30, 2022	October 1, 2021	September 30, 2022	October 1, 2021
Net benefit obligation at the beginning of the year	$404,820	$437,920	$2,375,640	$2,388,077
Service cost	236	456	6,480	6,568
Interest cost	10,350	10,221	42,328	38,907
Participants’ contributions	—	—	249	212
Actuarial gains (1)	(85,067)	(11,808)	(651,798)	(140,670)
Benefits paid	(25,565)	(25,582)	(74,378)	(74,477)
Curtailments/settlements/plan amendments	(5,271)	(6,387)	(2,641)	(13,932)
Acquisition of PA Consulting Plans, net of post-deal transfers (2)	—	—	—	66,065
Effect of exchange rate changes and other, net	—	—	(330,414)	104,890
Net benefit obligation at the end of the year	$299,503	$404,820	$1,365,466	$2,375,640
(1)Actuarial gains primarily driven by change in discount rates.
(2)See note below change in assets table.

JACOBS SOLUTIONS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
The following table sets forth the changes in the combined Fair Value of the plans’ assets (segregated between plans existing within and outside the U.S.) for the years ended September 30, 2022 and October 1, 2021 (in thousands):

	U.S. Plans		Non-U.S. Plans
	September 30, 2022	October 1, 2021	September 30, 2022	October 1, 2021
Fair value of plan assets at the beginning of the year	$385,521	$382,250	$2,203,495	$2,043,356
Actual (loss) return on plan assets	(68,585)	35,152	(557,972)	60,040
Employer contributions	93	88	33,032	39,085
Participants’ contributions	—	—	249	212
Gross benefits paid	(25,565)	(25,582)	(74,378)	(74,477)
Curtailments/settlements/plan amendments	(5,271)	(6,387)	(2,641)	(13,932)
Acquisition of PA Consulting Plans, net of post-deal transfers	—	—	—	60,160
Effect of exchange rate changes and other, net	—	—	(304,160)	89,051
Fair value of plan assets at the end of the year	$286,193	$385,521	$1,297,625	$2,203,495
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
Also during fiscal 2022 and 2021, the Company incurred combined curtailment and settlement losses on our defined benefit plans of approximately $0.1 million and $2.8 million, respectively, primarily related to the Ireland, US and UK plans.
The following table reconciles the combined funded statuses of the plans recognized in the accompanying Consolidated Balance Sheets at September 30, 2022 and October 1, 2021 (segregated between plans existing within and outside the U.S.) (in thousands):

	U.S. Plans		Non-U.S. Plans
	September 30, 2022	October 1, 2021	September 30, 2022	October 1, 2021
Net benefit obligation at the end of the year	$299,503	$404,820	$1,365,466	$2,375,640
Fair value of plan assets at the end of the year	286,193	385,521	1,297,625	2,203,495
Underfunded amount recognized at the end of the year	$13,310	$19,299	$67,841	$172,145
The following table presents the accumulated benefit obligation at September 30, 2022 and October 1, 2021 (segregated between plans existing within and outside the U.S.) (in thousands):

	U.S. Plans		Non-U.S. Plans
	September 30, 2022	October 1, 2021	September 30, 2022	October 1, 2021
Accumulated benefit obligation at the end of the year	$299,347	$404,283	$1,355,717	$2,305,808

JACOBS SOLUTIONS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
The following table presents the amounts recognized in the accompanying Consolidated Balance Sheets at September 30, 2022 and October 1, 2021 (segregated between plans existing within and outside the U.S.) (in thousands):

	U.S. Plans		Non-U.S. Plans
	September 30, 2022	October 1, 2021	September 30, 2022	October 1, 2021
Prepaid benefit cost included in noncurrent assets	$—	$—	$54,897	$48,340
Accrued benefit cost included in current liabilities	83	84	4,359	3,873
Accrued benefit cost included in noncurrent liabilities	13,227	19,215	118,379	216,612
Net amount recognized at the end of the year	$13,310	$19,299	$67,841	$172,145
The following table presents the significant actuarial assumptions used in determining the funded statuses and the following year's benefit cost of the Company’s U.S. plans for the years ended September 30, 2022, October 1, 2021 and October 2, 2020:

For the Years Ended
	September 30, 2022	October 1, 2021	October 2, 2020
Discount rates	4.2% to 5.5%	2.3% to 2.8%	2.0% to 2.7%
Rates of compensation increases	3.5%	3.5%	3.5%
Expected long-term rates of return on assets	5.5% to 6.4%	4.7% to 5.1%	4.6% to 4.7%
The following table presents the significant actuarial assumptions used in determining the funded statuses and the following year's benefit cost of the Company’s non-U.S. plans for the years ended September 30, 2022, October 1, 2021 and October 2, 2020:

For the Years Ended
	September 30, 2022	October 1, 2021	October 2, 2020
Discount rates	2.4% to 7.4%	0.6% to 6.6%	0.4% to 6.6%
Rates of compensation increases	2.5% to 9.0%	2.4% to 7.5%	2.7% to 7.5%
Expected long-term rates of return on assets	3.3% to 7.5%	2.0% to 7.0%	1.8% to 7.0%
The following table presents certain amounts relating to our U.S. plans recognized in accumulated other comprehensive (gain) loss at September 30, 2022, October 1, 2021 and October 2, 2020 (in thousands):

	September 30, 2022	October 1, 2021	October 2, 2020
Arising during the period:
Net actuarial loss (gain)	$578	$(25,109)	$(900)
Prior service cost	—	—	1,589
Total	578	(25,109)	689
Reclassification adjustments:
Net actuarial losses	(2,157)	(3,204)	(2,653)
Prior service (benefit)	(324)	(325)	(244)
Total	(2,481)	(3,529)	(2,897)
Total	$(1,903)	$(28,638)	$(2,208)

JACOBS SOLUTIONS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
The following table presents certain amounts relating to our non-U.S. plans recognized in accumulated other comprehensive (gain) loss at September 30, 2022, October 1, 2021 and October 2, 2020 (in thousands):

	September 30, 2022	October 1, 2021	October 2, 2020
Arising during the period:
Net actuarial (gain) loss	$(78,705)	$(65,547)	$71,676
Prior service cost	—	—	—
Total	(78,705)	(65,547)	71,676
Reclassification adjustments:
Net actuarial losses	(5,492)	(8,761)	(6,322)
Prior service (benefit)	(1,066)	(1,219)	(1,169)
Total	(6,558)	(9,980)	(7,491)
Total	$(85,263)	$(75,527)	$64,185
The following table presents certain amounts relating to our plans recorded in accumulated other comprehensive loss that have not yet been recognized as components of net periodic benefit cost at September 30, 2022 and October 1, 2021 (segregated between U.S. and non-U.S. plans) (in thousands):

	U.S. Plans		Non-U.S. Plans
	September 30, 2022	October 1, 2021	September 30, 2022	October 1, 2021
Net actuarial loss	$37,638	$39,217	$248,716	$328,397
Prior service cost	697	1,021	20,344	25,926
Total	$38,335	$40,238	$269,060	$354,323
The following table presents the amount of accumulated comprehensive income that will be amortized against earnings as part of our net periodic benefit cost in fiscal 2023 based on 2022 exchange rates (segregated between U.S. and non-U.S. plans) (in thousands):

	U.S. Plans	Non-U.S. Plans
Unrecognized net actuarial (gain) or loss	$(1,770)	$5,310
Unrecognized prior service cost	431	1,246
Accumulated comprehensive (gain) or loss to be recorded against earnings	$(1,339)	$6,556
We consider various factors in developing the estimates for the expected, long-term rates of return on plan assets. These factors include the projected, long-term rates of returns on the various types of assets in which the plans invest, as well as historical returns. In general, investment allocations are determined by each plan’s trustees and/or investment committees. The objectives of the plans’ investment policies are to (i) maximize returns while preserving capital; (ii) provide returns sufficient to meet the current and long-term obligations of the plan as the obligations become due; and (iii) maintain a diversified portfolio of assets so as to reduce the risk associated with having a disproportionate amount of the plans’ total assets invested in any one type of asset, issuer or geography. None of our pension plans hold Jacobs common stock directly (although some plans may hold shares indirectly through investments in mutual funds). The plans’ weighted average asset allocations at September 30, 2022 and October 1, 2021 (the measurement dates used in valuing the plans’ assets and liabilities) were as follows:

	U.S. Plans		Non-U.S. Plans
	September 30, 2022	October 1, 2021	September 30, 2022	October 1, 2021
Equity securities	2%	3%	15%	15%
Debt securities	66%	58%	49%	54%
Real estate investments	—%	—%	11%	9%
Other	32%	39%	25%	22%

JACOBS SOLUTIONS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
The following table presents the Fair Value of the Company’s Domestic U.S. plan assets at September 30, 2022, segregated by level of Fair Value measurement inputs within the Fair Value hierarchy promulgated by U.S. GAAP (in thousands):

	September 30, 2022
	Fair Value, Determined Using Fair Value Measurement Inputs
	Level 1	Level 2	Level 3	Investments measured at Net Asset Value	Total
Equities	$6,708	$—	$—	$—	$6,708
Domestic bonds	64,396	106,961	—	—	171,357
Overseas bonds	—	15,200	—	—	15,200
Cash and equivalents	19,025	—	—	—	19,025
Mutual funds	73,903	—	—	—	73,903
Total	$164,032	$122,161	$—	$—	$286,193
The following table presents the Fair Value of the Company’s non-U.S. plan assets at September 30, 2022, segregated by level of Fair Value measurement inputs within the Fair Value hierarchy promulgated by U.S. GAAP (in thousands):

	September 30, 2022
	Fair Value, Determined Using Fair Value Measurement Inputs
	Level 1	Level 2	Level 3	Investments measured at Net Asset Value	Total
Domestic equities	$—	$42,655	$—	$1,539	$44,194
Overseas equities	—	74,056	—	76,813	150,869
Domestic bonds	—	38,448	—	—	38,448
Overseas bonds	—	532,697	—	64,897	597,594
Cash and equivalents	9,667	1,835	—	—	11,502
Real estate	—	4,076	102,868	36,959	143,903
Insurance contracts	—	—	80,231		80,231
Hedge funds	—	—	138,603	11,568	150,171
Mutual funds	—	80,713	—	—	80,713
Total	$9,667	$774,480	$321,702	$191,776	$1,297,625

JACOBS SOLUTIONS INC. AND SUBSIDIARIES
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
The following table summarizes the changes in the Fair Value of the Company’s non-U.S. Pension Plans’ Level 3 assets for the years ended September 30, 2022 and October 1, 2021 (in thousands):

	Real Estate	Insurance Contracts	Hedge Funds
Balance at Balance at October 2, 2020	$105,422	$67,709	$171,730
Purchases, sales, and settlements	6,288	2,413	51,513
Realized and unrealized gains	398	1,448	864
Acquisition of PA Consulting Plans, net of post-deal transfers	—	60,160	—
Effect of exchange rate changes	4,828	2,072	7,212
Balance at October 1, 2021	$116,936	$133,802	$231,319
Purchases, sales, and settlements	(8,686)	(6,312)	(11,553)
Realized and unrealized losses	14,701	(24,770)	(42,964)
Effect of exchange rate changes	(20,083)	(22,489)	(38,199)
Balance at September 30, 2022	$102,868	$80,231	$138,603

JACOBS SOLUTIONS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
The following table presents the amount of cash contributions we anticipate making into the plans during fiscal 2023 (in thousands):

	U.S. Plans	Non-U.S. Plans
Anticipated cash contributions	$—	$26,651
The following table presents the total benefit payments expected to be paid to plan participants during each of the next five fiscal years, and in total for the five years thereafter (in thousands):

	U.S. Plans	Non-U.S. Pans
2023	$30,869	$62,922
2024	28,884	67,058
2025	28,088	68,129
2026	27,377	72,069
2027	26,139	78,254
For the periods 2028 through 2032	115,872	351,748
The following table presents the components of net periodic benefit cost for the Company’s U.S. plans recognized in the accompanying Consolidated Statements of Earnings for the years ended September 30, 2022, October 1, 2021 and October 2, 2020 (in thousands):

	September 30, 2022	October 1, 2021	October 2, 2020
Service cost	$236	$456	$409
Interest cost	10,350	10,221	12,673
Expected return on plan assets	(16,933)	(15,932)	(17,670)
Actuarial loss	2,861	4,249	3,518
Prior service cost	430	431	323
Net pension cost, before special items	$(3,056)	$(575)	$(747)
Curtailment expense/Settlement (gain) loss	(206)	(64)	3,436
Total net periodic pension (income) cost recognized	$(3,262)	$(639)	$2,689
The following table presents the components of net periodic benefit cost for the Company’s Non-U.S. plans recognized in the accompanying Consolidated Statements of Earnings for the years ended September 30, 2022, October 1, 2021 and October 2, 2020 (in thousands):

	September 30, 2022	October 1, 2021	October 2, 2020
Service cost	$6,480	$6,568	$5,710
Interest cost	42,328	38,907	39,469
Expected return on plan assets	(71,875)	(90,346)	(93,407)
Actuarial loss	7,147	10,834	7,578
Prior service cost	1,421	1,519	1,405
Net pension cost, before special items	$(14,499)	$(32,518)	$(39,245)
Curtailment expense/Settlement loss	329	2,847	1,341
Total net periodic pension (income) cost recognized	$(14,170)	$(29,671)	$(37,904)
The service cost component of net periodic pension income is presented in direct cost of contracts and selling, general and administrative expenses while all other components are presented in miscellaneous income (expense), net on the Consolidated Statements of Earnings for the years presented above.

JACOBS SOLUTIONS INC. AND SUBSIDIARIES
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
The following table presents the Company’s contributions to these multiemployer plans for the years ended September 30, 2022, October 1, 2021 and October 2, 2020 (in thousands):

	September 30, 2022	October 1, 2021	October 2, 2020
Europe	$1,548	$1,713	$1,922
United States	11,038	11,316	6,637
Contributions to multiemployer pension plans	$12,586	$13,029	$8,559

JACOBS SOLUTIONS INC. AND SUBSIDIARIES
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

Goodwill recognized is attributable to a substantial assembled workforce, which does not qualify for separate recognition, as well as expected future economic benefits. None of the goodwill recognized is expected to be deductible for tax purposes. The Company has completed its final assessment of the fair values of PA Consulting's assets acquired and liabilities assumed. Since the initial preliminary estimates reported in the second quarter of fiscal 2021, the Company has updated certain provisional amounts reflected in the final purchase price allocation, as summarized in the estimated fair values of PA Consulting assets acquired and liabilities assumed above. See below for further discussion on updates to redeemable noncontrolling interests.
Identifiable intangibles are customer relationships, contracts and backlog and trade name and have estimated lives ranging from 9 to 20 years (weighted average life of approximately 12 years).

JACOBS SOLUTIONS INC. AND SUBSIDIARIES
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

JACOBS SOLUTIONS INC. AND SUBSIDIARIES
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
During fiscal 2022, the Company repurchased certain shares of the redeemable noncontrolling interest holders for $46.1 million in cash and issued certain shares of redeemable noncontrolling interest holders for $49.7 million. The difference between the cash purchase prices and the recorded book values of these repurchased and issued interests was recorded in the Company’s consolidated retained earnings.
During fiscal 2021, updates to the Company’s preliminary opening balance sheet fair value estimates of the noncontrolling interests resulted in an offsetting decrease and increase in fair value of the preference share and common share components of the interests by $57.3 million, respectively, with the corresponding redemption value adjustment associated with the preference share portion decreasing consolidated retained earnings and earnings per share by $0.44. See Note 4- Earnings Per Share and Certain Related Information. The results of these adjustments had no impact on the Company’s overall results of operations, financial position, or cash flows.
Changes in the Company's redeemable noncontrolling interests during the fiscal year ended September 30, 2022 are as follows (in thousands):

Total
Balance at October 1, 2021	$657,722
Accrued Preferred Dividend to Preference Shareholders	67,598
Attribution of Preferred Dividend to Common Shareholders	(67,598)
Net earnings attributable to redeemable noncontrolling interest to Common Shareholders	34,585
Redeemable Noncontrolling interests redemption value adjustment	27,657
Repurchase of redeemable noncontrolling interests	(53,834)
Issuance of redeemable noncontrolling interests	54,884
Cumulative translation adjustment and other	(88,492)
Balance at September 30, 2022	$632,522

In addition, certain employees and nonemployees of PA Consulting are eligible to receive equity-based incentive compensation under the terms of the applicable agreements. During the years ended September 30, 2022 and October 1, 2021, the Company recorded approximately $3.3 million and $0.4 million, respectively, in expense associated with these agreements which is reflected in selling, general and administrative expense in the consolidated statements of earnings.
Restricted Cash

The Company through its investment in PA Consulting held $13.7 million in cash that is restricted from general use and is included in prepaid expenses and other current assets on the Consolidated Balance Sheet.

JACOBS SOLUTIONS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
15.Other Business Combinations
StreetLight Data, Inc.
On February 4, 2022, the Company acquired StreetLight Data, Inc. ("StreetLight"). StreetLight is a pioneer of mobility analytics who uses its data and machine learning resources to shed light on mobility and enable users to solve complex transportation problems. The Company paid total base consideration of approximately $190.8 million in cash and issued $0.9 million in equity and $5.2 million in in-the-money stock options to the former owners of StreetLight. The Company also paid off StreetLight's debt of approximately $1.0 million simultaneously with the consummation of the acquisition. The following summarizes the fair values of StreetLight's assets acquired and liabilities assumed as of the acquisition date (in millions):

Assets
Cash and cash equivalents	$7.3
Receivables	5.2
Property, equipment and improvements, net	0.1
Goodwill	116.5
Identifiable intangible assets	105.1
Prepaid expenses and other current assets	2.0
Total Assets	$236.2

Liabilities
Accounts payable, accrued expenses and other current liabilities	$23.1
Other long term liabilities	16.2
Total Liabilities	39.3
Net assets acquired	$196.9
The purchase price allocation is based upon preliminary information and is subject to change when additional information is obtained. Goodwill recognized is attributable to a substantial assembled workforce, which does not qualify for separate recognition, as well as expected future synergies from combining operations. None of the goodwill recognized is expected to be deductible for tax purposes. The Company has not completed its final assessment of the fair values of StreetLight's assets acquired and liabilities assumed. The final purchase price allocation could result in adjustments to certain assets and liabilities, including the residual amount allocated to goodwill. Since the initial preliminary estimates reported in the second quarter of fiscal 2022, the Company has updated certain amounts reflected in the preliminary purchase price allocation, as summarized in the fair values of StreetLight's assets acquired and liabilities assumed as of the acquisition date set forth above, the majority of which related to reclassifications between goodwill and intangibles and for deferred taxes.
Identifiable intangibles are technology, data and customer relationships, contracts and backlog and have estimated lives of 5, 4 and 9 years, respectively.
No summarized unaudited pro forma results are provided for the StreetLight acquisition due to the immateriality of this acquisition relative to the Company's consolidated financial position and results of operations.

JACOBS SOLUTIONS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
BlackLynx
On November 19, 2021, Jacobs acquired BlackLynx, a provider of high-performance software, to complement Jacobs' portfolio of cyber, intelligence and digital solutions. The Company paid total base consideration of approximately $235.4 million in cash to the former owners of BlackLynx. In conjunction with the acquisition, the Company also paid off BlackLynx's debt of approximately $5.3 million simultaneously with the consummation of the acquisition. The following summarizes the fair values of BlackLynx's assets acquired and liabilities assumed as of the acquisition date (in millions):

Assets
Cash and cash equivalents	$5.1
Receivables	7.7
Property, equipment and improvements, net	0.8
Goodwill	195.8
Identifiable intangible assets	51.1
Prepaid expenses and other current assets	3.2
Total Assets	$263.7

Liabilities
Accounts payable, accrued expenses and other current liabilities	$19.5
Other long term liabilities	8.8
Total Liabilities	28.3
Net assets acquired	$235.4
Goodwill recognized is attributable to a substantial assembled workforce, which does not qualify for separate recognition, as well as expected future synergies from combining operations. None of the goodwill recognized is expected to be deductible for tax purposes. The Company has completed its final assessment of the fair values of BlackLynx's assets acquired and liabilities assumed. Since the initial preliminary estimates reported in the first quarter of fiscal 2021, the Company has updated certain amounts reflected in the preliminary purchase price allocation, as summarized in the fair values of BlackLynx's assets acquired and liabilities assumed as of the acquisition date set forth above, the majority of which related to reclassifications between goodwill and intangibles and for deferred taxes.
Identifiable intangibles are technology and customer relationships, contracts and backlog and have estimated lives of 8 years and 4 years, respectively.
No summarized unaudited pro forma results are provided for the BlackLynx acquisition due to the immateriality of this acquisition relative to the Company's consolidated financial position and results of operations.

JACOBS SOLUTIONS INC. AND SUBSIDIARIES
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
Goodwill recognized is attributable to a substantial assembled workforce, which does not qualify for separate recognition, as well as expected future synergies from combining operations. All of the goodwill recognized is expected to be deductible for tax purposes, given the acquisition was structured as an asset acquisition for tax purposes. The Company has completed its final assessment of the fair values of Buffalo Group's assets acquired and liabilities assumed. Since the initial preliminary estimates reported in the first quarter of fiscal 2021, the Company has updated certain amounts reflected in the final purchase price allocation, as summarized in the fair values of Buffalo Group's assets acquired and liabilities assumed as of the acquisition date set forth above.
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

JACOBS SOLUTIONS INC. AND SUBSIDIARIES
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

Goodwill recognized is attributable to a substantial assembled workforce, which does not qualify for separate recognition, as well as expected future synergies from combining operations. None of the goodwill recognized is expected to be deductible for tax purposes. The Company has completed its final assessment of the fair values of John Wood Group's assets acquired and liabilities assumed. Since the initial preliminary estimates reported in the second quarter of fiscal 2020, the Company has updated certain amounts reflected in the final purchase price allocation, as summarized in the fair values of John Wood Group's nuclear business assets acquired and liabilities assumed as of the acquisition date set forth above.
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
As a result of the ECR sale, substantially all ECR-related assets and liabilities were sold (the "Disposal Group"). We determined that the Disposal Group should be reported as discontinued operations in accordance with ASC 210-05, Discontinued Operations as the disposal represented a strategic shift that had a major effect on our operations and financial results. As such, the financial results of the ECR business are reflected in our Consolidated Statements of Earnings as discontinued operations for all periods presented.
As a result of the ECR sale, the Company recognized a pre-tax gain of $1.1 billion, $935.1 million of which was recognized in fiscal 2019, $110.2 million in fiscal 2020 and $15.6 million for the year ended October 1, 2021, respectively.
In the second quarter of fiscal 2021, the Company received final working capital settlement proceeds of $36.4 million from Worley and as such, recorded a pre-tax gain of $15.6 million. Offsetting the proceeds from the settlement to arrive at the net gain amount were previously recorded accounts receivable from Worley.
Investment in Worley Stock

JACOBS SOLUTIONS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
As discussed above, the Company held ordinary shares of Worley that it received in connection with the ECR sale. Dividend income, realized gains and losses on sale and unrealized gains and losses on changes in fair value of Worley shares are recognized in miscellaneous income (expense), net in continuing operations prior to sale. The Company's investment in Worley was measured at fair value through net income as it is an equity investment with a readily determinable fair value based on quoted market prices and for the years ended October 1, 2021 and October 2, 2020, the Company recognized a gain of $40.7 million and a loss of $103.6 million, respectively, associated with share price and currency changes on this investment, as well as dividend income related to the equity investment in the amount of $19.1 million and $16.9 million, respectively. The Company completed the sale of all ordinary shares of Worley it held in the fourth fiscal quarter of fiscal 2021.
17.Restructuring and Other Charges
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
During fiscal 2021, the Company implemented certain restructuring and integration initiatives relating to the Buffalo Group acquisition and the PA Consulting investment. The activities of the Buffalo Group initiative are substantially completed and the activities of the PA Consulting investment are expected to end before the end of fiscal 2025.
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
As part of the Company's acquisition of CH2M Hill Companies, Ltd. ("CH2M") during fiscal 2018, the Company implemented certain restructuring plans that were comprised mainly of severance and lease abandonment programs as well as integration activities involving the engagement of professional services and internal personnel dedicated to the Company's integration management efforts. The activities of these initiatives have been substantially completed.
Collectively, the above-mentioned restructuring activities are referred to as “Restructuring and other charges”.

JACOBS SOLUTIONS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
The following table summarizes the impacts of the Restructuring and other charges by operating segment in connection with the CH2M, KeyW, John Wood Group nuclear business and Buffalo Group, BlackLynx and StreetLight acquisitions and the PA Consulting investment, the ECR sale, the Company's transformation initiatives relating to real estate and other staffing programs and the impairment and final exit activities of the AWE ML investment for the years ended September 30, 2022, October 1, 2021 and October 2, 2020 (in thousands):

	September 30, 2022	October 1, 2021	October 2, 2020
Critical Mission Solutions	$5,626	$5,079	$24,083
People & Places Solutions	64,204	7,077	170,631
PA Consulting	4,253	15,566	—
Corporate	86,980	71,868	129,469
Total	161,063	99,590	324,183
Amounts included in:
Operating profit (mainly Selling, General and Administrative costs (“SG&A") (1)	173,555	61,042	322,082
Other (Income) Expense, net (2)	(12,492)	38,548	2,101
	$161,063	$99,590	$324,183
(1)For the year ended September 30, 2022, amounts include $91.3 million pre-tax related to the final settlement of the Legacy CH2M Matter (as defined in Note 19 - Contractual Guarantees, Litigation, Investigations and Insurance), net of previously recorded reserves, approximately $27 million in third party recoveries was recorded as receivables reducing SG&A and approximately $78.3 million in charges associated with real estate related impairments, the majority of which related to People and Places Solutions. Included in the years ended October 1, 2021 and October 2, 2020 were $2.4 million and $161.4 million in charges associated mainly with real estate impairments.
(2)The year ended September 30, 2022 includes gains of $(8.7) million related to lease terminations. The year ended October 1, 2021 included $38.5 million in charges related to the impairment of our AWE ML investment. See Note 20- Segment Information.
The activity in the Company’s accrual for the Restructuring and other charges including the program activities described above for the year ended September 30, 2022 is as follows (in thousands):

Balance at October 1, 2021	$14,031
Net Charges (1)	25,824
Payments & Usage	(35,718)
Balance at September 30, 2022	$4,137
(1)     Excludes $135.3 million in other net charges mainly comprised of $91.3 million pre-tax in charges and payments for the final settlement of the Legacy CH2M Matter (net of previously recorded reserves), approximately $27 million in third party recoveries was recorded as receivables reducing SG&A and $71.0 million associated mainly with real estate related impairments and other transformation activities described above during the year ended September 30, 2022.
The following table summarizes the Restructuring and other charges by major type of costs for the years ended September 30, 2022, October 1, 2021 and October 2, 2020 (in thousands):

	September 30, 2022	October 1, 2021	October 2, 2020
Lease Abandonments and Impairments (1)	$69,802	$4,282	$151,150
Voluntary and Involuntary Terminations	5,635	15,773	53,484
Outside Services	22,340	35,210	88,476
Other (2)	63,286	44,325	31,073
Total	$161,063	$99,590	$324,183
(1)The years ended September 30, 2022 and October 2, 2020 include approximately $78.3 million and $161.4 million, respectively, in charges associated with real estate related impairments reflected in Lease Abandonments and Impairments, offset by the gain of $(8.7) million related to lease terminations for the year ended September 30, 2022.
(2)Amounts in the year ended September 30, 2022 are mainly comprised of $91.3 million in other charges related to the final pre-tax settlement of the Legacy CH2M Matter, net of previously recorded reserves and approximately $27 million in third party recoveries was recorded as receivables reducing SG&A. Amounts in the year ended October 1, 2021 are mainly comprised of $38.5 million in charges related to the impairment of our AWE Management Ltd. investment.

JACOBS SOLUTIONS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
Cumulative amounts since 2017 incurred to date under our various restructuring and other activities described above by each major type of cost as of September 30, 2022 are as follows (in thousands):

Lease Abandonments and Impairments	$387,601
Voluntary and Involuntary Terminations	150,377
Outside Services	316,334
Other	208,265
Total	$1,062,577
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
During fiscal 2022 we entered into two treasury lock agreements with a total notional value of $500.0 million as of September 30, 2022 to manage our interest rate exposure to the anticipated issuance of fixed rate debt before December 2023. The two instruments locked in a fixed interest rate of 2.769% for the first $250 million of fixed rate debt to be issued and 2.672% for the remaining amount to be issued. The fair value of the treasury locks at September 30, 2022 was $40.9 million all of which is included in current assets within receivables and contract assets on the consolidated balance sheet. The unrealized net gain (loss) on these locks was $30.8 million, net of tax, and is included in accumulated other comprehensive income as of September 30, 2022. Upon issuance of the fixed rate debt, the gain (loss) will be amortized to interest expense over the term of the debt.
In fiscal 2020 we entered into interest rate swap agreements with a notional value of $748.4 million as of September 30, 2022 to manage the interest rate exposure on our variable rate loans. Additionally, we entered into a cross-currency swap agreement with a notional value of $127.8 million to manage the interest rate and foreign currency exposure on our USD borrowings by a European subsidiary. By entering into the swap agreements, the Company converted the LIBOR and SONIA rate based liabilities into fixed rate liabilities and, for the cross currency swap, our LIBOR rate based borrowing in USD to a fixed rate Euro liability, for periods ranging from three and a half to ten years. For U.S. dollar denominated interest rate swap agreements, the Company receives the one month LIBOR rate and pays monthly a fixed rate ranging from 0.704% to 1.116%. For interest rate swap agreements denominated in British pounds, the Company receives a one month adjusted SONIA rate and pays a monthly fixed rate of 0.820%. Under the cross currency swap agreement, the Company receives the one month LIBOR rate plus 0.875% in USD and pays monthly a Euro fixed rate of 0.726% to 0.746% for the term of the swaps. The swaps were designated as cash-flow hedges in accordance with ASC 815, Derivatives and Hedging. See Note 2 - Significant Accounting Policies for additional discussion related to the application of SONIA to existing hedge contracts. The fair value of the interest rate and cross currency swaps at September 30, 2022 was $128.2 million, which is included in miscellaneous other assets on the consolidated balance sheet. The fair value of the interest rate and cross currency swaps at October 1, 2021 was $(0.8) million, of which, $(11.0) million is included in other deferred liabilities and $10.2 million is included in miscellaneous other assets on the consolidated balance sheet. The unrealized net gain on these interest rate and cross currency swaps was $87.5 million and $7.4 million, net of tax, and was included in accumulated other comprehensive income as of September 30, 2022 and October 1, 2021, respectively.
Additionally, at September 30, 2022 and October 1, 2021, the Company held foreign exchange forward contracts in currencies that support our operations, including British Pound, Euro, Australian Dollar and other currencies, with notional values of $298.2 million and $506.5 million at September 30, 2022 and October 1, 2021, respectively. The length of these contracts currently ranges from one to sixteen months. The fair value of the foreign exchange contracts at September 30, 2022 and October 1, 2021 was $(3.2) million and $55.5 million, respectively, of which $(6.3) million is included within accounts payable, $2.8 million is included within miscellaneous other assets and $0.3 million included within current assets on the consolidated balance sheet as of September 30, 2022 with the entire $55.5 million as of October 1, 2021 held in current assets within receivables and contract assets on the consolidated balance sheet. With associated income statement impacts included in miscellaneous income (expense) in the consolidated statements of earnings for both comparative periods. During fiscal 2022, the Company settled $66.7 million in cash related to certain

JACOBS SOLUTIONS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
Australian Dollar foreign exchange forward contracts and subsequently entered into a new Australian Dollar instrument with an equal notional value which was ultimately settled later in fiscal 2022.
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
Letters of Credit
At September 30, 2022, the Company had issued and outstanding approximately $280.5 million in LOCs and $2.2 billion in surety bonds. Of the outstanding LOC amount, $1.3 million has been issued under the Revolving Credit Facility and $279.2 million are issued under separate, committed and uncommitted letter-of-credit facilities.
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
We maintain insurance coverage for most insurable aspects of our business and operations. Our insurance programs have varying coverage limits depending upon the type of insurance, and include certain conditions and exclusions which insurance companies may raise in response to any claim that is asserted by or against the Company. We have also elected to retain a portion of certain losses, claims and liabilities that occur through the use of various deductibles, limits, and retentions under our insurance programs and utilize a number of internal financing mechanisms for these self insurance arrangements including the operation of certain captive insurance entities. As a result, we may be subject to a future liability for which we are only partially insured or completely uninsured. We intend to mitigate any such future liability by continuing to exercise prudent business judgment in negotiating the terms and conditions of the contracts which the Company enters with its clients. Our insurers are also subject to business risk and, as a result, one or more of them may be unable to fulfill their insurance obligations due to insolvency or otherwise.
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

JACOBS SOLUTIONS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
In 2012, CH2M HILL Australia PTY Limited, a subsidiary of CH2M, entered into a 50/50 integrated joint venture with Australian construction contractor UGL Infrastructure Pty Limited. The joint venture entered into a Consortium Agreement with General Electric and GE Electrical International Inc. The Consortium was awarded a subcontract by JKC Australia LNG Pty Limited ("JKC") for the engineering, procurement, construction and commissioning of a 360 MW Combined Cycle Power Plant for INPEX Operations Australia Pty Limited at Blaydin Point, Darwin, NT, Australia (the "Legacy CH2M Matter"). The subcontract was terminated in January 2017. In or around August 2017, the Consortium commenced an arbitration. On April 12, 2022, JKC and the Consortium entered into a confidential deed of settlement (“Settlement Agreement”). Under the terms of the Settlement Agreement, CH2M, as guarantor of CH2M Australia PTY Limited’s obligations with respect to the subcontract with JKC, made a cash payment to JKC in April 2022 of AUD640 million (or approximately $475 million using mid-April 2022 exchange rates). As a result of the settlement agreement, additional pre-tax charges of $91.3 million were recorded during the year ended September 30, 2022 for this matter (over amounts previously reserved and reported in long-term Other Deferred Liabilities in the Company's Consolidated Balance Sheet). The Settlement Agreement provided for a release of claims between JKC and each member of the Consortium, and in connection with this agreement the members of the Consortium also waived all claims against each other and their respective parent guarantors relating to the project.

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
During fourth quarter of fiscal 2022, the Company recorded a receivable for certain expected third-party recoveries equal to approximately $27 million before tax. The Company expects the payment to be received by the second quarter of fiscal year 2023.
20.Segment Information
The Company's three operating segments are comprised of its two global lines of business ("LOBs"): Critical Mission Solutions ("CMS") and People & Places Solutions ("P&PS") and its majority investment in PA Consulting. For further information on the PA Consulting investment, refer to Note 14- PA Consulting Business Combination.

JACOBS SOLUTIONS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
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
The CODM evaluates the operating performance of our operating segments using segment operating profit, which is defined as consolidated operating profit less “corporate charges” (e.g., the allocated amounts described above). The Company incurs certain SG&A that relate to its business as a whole which are not allocated to the segments.
In the first quarter of fiscal 2023, the Company will begin reporting an operating segment, Divergent Solutions (DVS), in addition to the current operating segments.
The following tables present total revenues and segment operating profit from continuing operations for each reportable segment (in thousands) and includes a reconciliation of segment operating profit to total U.S. GAAP operating profit by including certain corporate-level expenses, Restructuring and other charges (as defined in Note 17-Restructuring and Other Charges) and transaction and integration costs (in thousands).

	For the Years Ended
	September 30, 2022	October 1, 2021	October 2, 2020
Revenues from External Customers:
Critical Mission Solutions	$5,233,629	$5,087,052	$4,965,952
People & Places Solutions	8,569,900	8,378,179	8,601,023
PA Consulting	1,119,296	627,401	—
Total	$14,922,825	$14,092,632	$13,566,975

	For the Years Ended
	September 30, 2022	October 1, 2021	October 2, 2020
Segment Operating Profit:
Critical Mission Solutions	$424,385	$447,161	$372,070
People & Places Solutions (1)	823,564	780,380	740,707
PA Consulting	232,225	151,071	—
Total Segment Operating Profit	1,480,174	1,378,612	1,112,777
Other Corporate Expenses (2)	(364,440)	(340,129)	(249,391)
Restructuring, Transaction and Other Charges (3)	(197,884)	(350,394)	(327,413)
Total U.S. GAAP Operating Profit	917,850	688,089	535,973
Total Other (Expense) Income, net (4)	(41,503)	7,513	(94,770)
Earnings from Continuing Operations Before Taxes	$876,347	$695,602	$441,203

JACOBS SOLUTIONS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(1)	Includes $19.5 million, net, in charges related to a legal settlement for the year ended October 1, 2021.
(2)
Other corporate expenses include intangibles amortization of $198.6 million, $149.8 million and $90.6 million for the years ended September 30, 2022, October 1, 2021 and October 2, 2020, respectively, with the comparative increase mainly attributable to higher amortization from the PA Consulting investment.

(3)
Included in the year ended September 30, 2022 is $91.3 million pre-tax related to the final settlement of the Legacy CH2M Matter, net of previously recorded reserves, approximately $27 million in third party recoveries was recorded as receivables reducing SG&A and $78.3 million of real estate impairment charges. Included in the year ended October 1, 2021 is $297.8 million of costs incurred in connection with the investment in PA Consulting, in part classified as compensation costs. Included in the years ended October 1, 2021 and October 2, 2020 were $2.4 million and $161.4 million in charges associated mainly with real estate impairments.

(4)
The year ended September 30, 2022 included a $13.9 million gain related to a cost method investment sold during the period and a gain of $8.7 million related to lease terminations. The years ended October 1, 2021 and October 2, 2020 include $34.7 million and $(74.3) million in fair value adjustments related to our investment in Worley stock (net of Worley stock dividends) and certain foreign currency revaluations relating to ECR sale proceeds, respectively. The year ended October 1, 2021 includes $(38.5) million related to impairment of our AWE Management Ltd. investment and $49.6 million in fair value adjustments related to our investment in C3 stock. The investments in Worley and C3 were sold in fiscal 2021 and therefore there are no comparable amounts in the current fiscal year. Additionally, the increase in net interest expense year over year is primarily due to the higher levels of debt outstanding due to the funding of the StreetLight and BlackLynx acquisitions and increased borrowings associated with the payment of the Legacy CH2M Matter settlement in the current year, in addition to higher interest rates.

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

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of Jacobs Solutions Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Jacobs Solutions Inc. and subsidiaries (the Company) as of September 30, 2022 and October 1, 2021, the related consolidated statements of earnings, comprehensive income, stockholders' equity and cash flows for each of the three fiscal years in the period ended September 30, 2022, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at September 30, 2022 and October 1, 2021, and the results of its operations and its cash flows for each of the three fiscal years in the period ended September 30, 2022, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of September 30, 2022, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated November 21, 2022 expressed an unqualified opinion thereon.

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

Revenue Recognition for Certain Fixed-Price Engineering, Procurement and Construction Contracts
Description of the Matter
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

Auditing the Company’s estimates of total contract revenue and costs used to recognize revenue on certain fixed-price engineering, procurement and construction contracts which are larger in size involved significant auditor judgment, as it required the evaluation of subjective factors, such as assumptions related to estimated labor, material and subcontractor costs. These assumptions involved significant management judgment, which affects the measurement of revenue recognized by the Company.

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

Redeemable Noncontrolling Interests
Description of the Matter
As of September 30, 2022, the balance of redeemable noncontrolling interest relating to the Company’s PA Consulting subsidiary was $632.5 million. As discussed in Note 2 of the consolidated financial statements, the redeemable noncontrolling interests are subject to remeasurement as of the balance sheet date based on the greater of the redemption value or the historical value resulting from the original acquisition date fair value plus the impact of any earnings or loss attribution amounts, including dividends. The redemption value is based on the fair value of PA Consulting, which is determined using a combination of a discounted cash flow analysis based upon projected financial information and a multiple of earnings before interest, taxes, depreciation and amortization.

Auditing the Company’s redeemable noncontrolling interest balance requires significant judgment, as the valuation of the redemption value includes subjective estimates and assumptions. In particular, the discounted cash flow analysis used in determining the redemption value is sensitive to significant assumptions such as projections of revenue and earnings before interest, taxes, depreciation and amortization. These assumptions are forward looking and could be affected by future economic conditions.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design, and tested the operating effectiveness of controls over the Company’s determination of the redemption value, including controls over management’s review of the significant assumptions described above.

To test the redemption value, our audit procedures included, among others, evaluating the Company's valuation methodologies, performing recalculations of the model, and testing the significant assumptions described above and the underlying data used by the Company. We compared the significant assumptions used by management to current industry trends and historical performance. We performed sensitivity analyses of significant assumptions to evaluate the change in the redemption value resulting from changes in the significant assumptions. We also involved our valuation specialists to assist in evaluating the valuation methodologies and certain assumptions used by the Company.

/s/ Ernst and Young LLP
We have served as the Company's auditor since 1987.
Dallas, Texas
November 21, 2022

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Jacobs Solutions Inc.
Opinion on Internal Control Over Financial Reporting
We have audited Jacobs Solutions Inc. and subsidiaries’ internal control over financial reporting as of September 30, 2022, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Jacobs Solutions Inc. and subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of September 30, 2022, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of September 30, 2022 and October 1, 2021, the related consolidated statements of earnings, comprehensive income, stockholders’ equity and cash flows for each of the three fiscal years in the period ended September 30, 2022, and the related notes and our report dated November 21, 2022 expressed an unqualified opinion thereon.
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
November 21, 2022