Form 10-Q
period 2022-12-30
JACOBS SOLUTIONS INC.
filed 2023-02-07
CIK 52988

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark one)
☒    Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended December 30, 2022
☐    Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from              to
Commission File Number 1-7463
JACOBS SOLUTIONS INC.
(Exact name of registrant as specified in its charter)

Delaware				88-1121891
(State or other jurisdiction of incorporation or organization)				(I.R.S. Employer Identification Number)

1999 Bryan Street	Suite 1200	Dallas	Texas	75201
(Address of principal executive offices)				(Zip Code)

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check-mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes   ☒  No
Number of shares of common stock outstanding at January 27, 2023: 126,714,126

JACOBS SOLUTIONS INC.

Part I - FINANCIAL INFORMATION
Item 1.    Financial Statements.

JACOBS SOLUTIONS INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share information)

	December 30, 2022	September 30, 2022
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$1,211,102	$1,140,479
Receivables and contract assets	3,439,940	3,405,381
Prepaid expenses and other	156,704	176,134
Total current assets	4,807,746	4,721,994
Property, Equipment and Improvements, net	356,784	346,676
Other Noncurrent Assets:
Goodwill	7,341,082	7,184,658
Intangibles, net	1,411,959	1,394,052
Deferred income tax assets	29,805	31,480
Operating lease right-of-use assets	466,331	476,913
Miscellaneous	504,466	504,646
Total other noncurrent assets	9,753,643	9,591,749
	$14,918,173	$14,660,419
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Current maturities of long-term debt	$51,643	$50,415
Accounts payable	929,745	966,792
Accrued liabilities	1,370,561	1,441,762
Operating lease liability	152,360	150,171
Contract liabilities	736,953	641,705
Total current liabilities	3,241,262	3,250,845
Long-term Debt	3,434,318	3,357,256
Liabilities relating to defined benefit pension and retirement plans	293,134	271,332
Deferred income tax liabilities	297,746	269,077
Long-term operating lease liability	607,674	607,447
Other deferred liabilities	182,532	167,548
Commitments and Contingencies
Redeemable Noncontrolling interests	627,909	632,522
Stockholders’ Equity:
Capital stock:
Preferred stock, $1 par value, authorized - 1,000,000 shares; issued and outstanding - none	—	—
Common stock, $1 par value, authorized - 240,000,000 shares; issued and outstanding - 126,668,513 shares and 127,393,378 shares as of December 30, 2022 and September 30, 2022, respectively	126,669	127,393
Additional paid-in capital	2,672,421	2,682,009
Retained earnings	4,230,866	4,225,784
Accumulated other comprehensive loss	(845,852)	(975,130)
Total Jacobs stockholders’ equity	6,184,104	6,060,056
Noncontrolling interests	49,494	44,336
Total Group stockholders’ equity	6,233,598	6,104,392
	$14,918,173	$14,660,419

See the accompanying Notes to Consolidated Financial Statements – Unaudited.

JACOBS SOLUTIONS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS
Three Months Ended December 30, 2022 and December 31, 2021
(In thousands, except per share information)
(Unaudited)

	For the Three Months Ended
	December 30, 2022	December 31, 2021
Revenues	$3,798,668	$3,380,625
Direct cost of contracts	(2,983,955)	(2,584,151)
Gross profit	814,713	796,474
Selling, general and administrative expenses	(576,908)	(619,141)
Operating Profit	237,805	177,333
Other Income (Expense):
Interest income	3,007	1,501
Interest expense	(40,077)	(19,426)
Miscellaneous (expense) income, net	(3,254)	9,682
Total other expense, net	(40,324)	(8,243)
Earnings from Continuing Operations Before Taxes	197,481	169,090
Income Tax Expense from Continuing Operations	(50,103)	(15,889)
Net Earnings of the Group from Continuing Operations	147,378	153,201
Net Loss of the Group from Discontinued Operations	(708)	(232)
Net Earnings of the Group	146,670	152,969
Net Earnings Attributable to Noncontrolling Interests from Continuing Operations	(7,031)	(9,252)
Net Earnings Attributable to Redeemable Noncontrolling interests	(3,992)	(9,683)
Net Earnings Attributable to Jacobs from Continuing Operations	136,355	134,266
Net Earnings Attributable to Jacobs	$135,647	$134,034
Net Earnings Per Share:
Basic Net Earnings from Continuing Operations Per Share	$1.08	$1.04
Basic Net Loss from Discontinued Operations Per Share	$(0.01)	$—
Basic Earnings Per Share	$1.07	$1.04

Diluted Net Earnings from Continuing Operations Per Share	$1.07	$1.03
Diluted Net Loss from Discontinued Operations Per Share	$(0.01)	$—
Diluted Earnings Per Share	$1.06	$1.03
See the accompanying Notes to Consolidated Financial Statements - Unaudited.

JACOBS SOLUTIONS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Three Months Ended December 30, 2022 and December 31, 2021
(In thousands)
(Unaudited)

	For the Three Months Ended
	December 30, 2022	December 31, 2021
Net Earnings of the Group	$146,670	$152,969
Other Comprehensive Income:
Foreign currency translation adjustment	165,335	(8,685)
(Loss) gain on cash flow hedges	(10,144)	8,855
Change in pension and retiree medical plan liabilities	(22,266)	8,039
Other comprehensive income before taxes	132,925	8,209
Income Tax (Expense) Benefit:
Foreign currency translation adjustment	(6,609)	2,990
Cash flow hedges	3,270	(2,945)
Change in pension and retiree medical plan liabilities	(308)	(1,468)
Income Tax Benefit (Expense):	(3,647)	(1,423)
Net other comprehensive income	129,278	6,786
Net Comprehensive Income of the Group	275,948	159,755
Net Earnings Attributable to Noncontrolling Interests	(7,031)	(9,252)
Net Earnings Attributable to Redeemable Noncontrolling interests	(3,992)	(9,683)
Net Comprehensive Income Attributable to Jacobs	$264,925	$140,820
See the accompanying Notes to Consolidated Financial Statements - Unaudited.

JACOBS SOLUTIONS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
For the Three Months Ended December 30, 2022 and December 31, 2021
(In thousands)
(Unaudited)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Jacobs Stockholders’ Equity	Noncontrolling Interests	Total Group Stockholders’ Equity
Balances at October 1, 2021	$128,893	$2,590,012	$4,015,578	$(794,442)	$5,940,041	$34,796	$5,974,837
Net earnings	—	—	134,034	—	134,034	9,252	143,286
Foreign currency translation adjustments, net of deferred taxes of $(2,990)	—	—	—	(5,695)	(5,695)	—	(5,695)
Pension liability, net of deferred taxes of $1,468	—	—	—	6,571	6,571	—	6,571
Gain on derivatives, net of deferred taxes of $2,945	—	—	—	5,910	5,910	—	5,910
Dividends	—	—	(123)	—	(123)	—	(123)
Redeemable Noncontrolling interests redemption value adjustment	—	—	(15,203)	—	(15,203)	—	(15,203)
Repurchase of Redeemable Noncontrolling interests	—	—	7,761	—	7,761	—	7,761
Noncontrolling interests - distributions and other	—	—	—	—	—	(14,049)	(14,049)
Stock based compensation	—	7,014	—	—	7,014	—	7,014
Issuances of equity securities including shares withheld for taxes	602	906	(11,872)	—	(10,364)	—	(10,364)
Repurchases of equity securities	(342)	43,127	(42,785)	—	—	—	—
Balances at December 31, 2021	$129,153	$2,641,059	$4,087,390	$(787,656)	$6,069,946	$29,999	$6,099,945

Balances at September 30, 2022	$127,393	$2,682,009	$4,225,784	$(975,130)	$6,060,056	$44,336	$6,104,392
Net earnings	—	—	135,647	—	135,647	7,031	142,678
Foreign currency translation adjustments, net of deferred taxes of $6,609	—	—	—	158,726	158,726	—	158,726
Pension liability, net of deferred taxes of $308	—	—	—	(22,574)	(22,574)	—	(22,574)
Loss on derivatives, net of deferred taxes of $(3,270)	—	—	—	(6,874)	(6,874)	—	(6,874)
Dividends	—	—	(874)	—	(874)	—	(874)
Redeemable Noncontrolling interests redemption value adjustment	—	—	(23,317)	—	(23,317)	—	(23,317)
Repurchase and issuance of redeemable noncontrolling interests	—	—	11,337	—	11,337	—	11,337
Noncontrolling interests - distributions and other	—	—	—	—	—	(1,873)	(1,873)
Stock based compensation	—	20,231	—	—	20,231	—	20,231
Issuances of equity securities including shares withheld for taxes	514	(3,762)	(4,484)	—	(7,732)	—	(7,732)
Repurchases of equity securities	(1,238)	(26,057)	(113,227)	—	(140,522)	—	(140,522)
Balances at December 30, 2022	$126,669	$2,672,421	$4,230,866	$(845,852)	$6,184,104	$49,494	$6,233,598
See the accompanying Notes to Consolidated Financial Statements – Unaudited.

JACOBS SOLUTIONS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Three Months Ended December 30, 2022 and December 31, 2021
(In thousands)
(Unaudited)

	For the Three Months Ended
	December 30, 2022	December 31, 2021
Cash Flows from Operating Activities:
Net earnings attributable to the Group	$146,670	$152,969
Adjustments to reconcile net earnings to net cash flows provided by operations:
Depreciation and amortization:
Property, equipment and improvements	27,979	26,237
Intangible assets	49,773	46,907
Stock based compensation	20,231	7,014
Equity in earnings of operating ventures, net of return on capital distributions	2,613	12,749
Loss on disposals of assets, net	241	151
Impairment of long-lived assets	27,142	72,266
Deferred income taxes	13,797	(17,659)
Changes in assets and liabilities, excluding the effects of businesses acquired:
Receivables and contract assets, net of contract liabilities	127,144	163,535
Prepaid expenses and other current assets	8,219	32,286
Miscellaneous other assets	42,578	24,618
Accounts payable	(51,669)	(88,470)
Accrued liabilities	(127,043)	(91,263)
Other deferred liabilities	8,462	(18,407)
Other, net	6,160	(1,288)
Net cash provided by operating activities	302,297	321,645
Cash Flows from Investing Activities:
Additions to property and equipment	(32,187)	(19,318)
Disposals of property and equipment and other assets	8	43
Capital contributions to equity investees, net of return of capital distributions	384	(480)
Acquisitions of businesses, net of cash acquired	(16,943)	(229,813)
Net cash used for investing activities	(48,738)	(249,568)
Cash Flows from Financing Activities:
Proceeds from long-term borrowings	1,282,000	637,000
Repayments of long-term borrowings	(1,289,421)	(400,287)
Repayments of short-term borrowings	—	(5,326)
Proceeds from issuances of common stock	14,798	17,862
Common stock repurchases	(140,522)	—
Taxes paid on vested restricted stock	(22,530)	(28,226)
Cash dividends to shareholders	(29,811)	(27,498)
Net dividends associated with noncontrolling interests	(2,307)	(14,067)
Repurchase of redeemable noncontrolling interests	(58,353)	(35,095)
Net cash (used for) provided by financing activities	(246,146)	144,363
Effect of Exchange Rate Changes	51,806	2,722
Net Increase in Cash and Cash Equivalents and Restricted Cash	59,219	219,162
Cash and Cash Equivalents, including Restricted Cash, at the Beginning of the Period	1,154,207	1,026,575
Cash and Cash Equivalents, including Restricted Cash, at the End of the Period	$1,213,426	$1,245,737
See the accompanying Notes to Consolidated Financial Statements – Unaudited.

JACOBS SOLUTIONS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1.Basis of Presentation
Unless the context otherwise requires:
•References herein to “Jacobs” are to Jacobs Solutions Inc. and its predecessors;
•References herein to the “Company”, “we”, “us” or “our” are to Jacobs Solutions Inc. and its consolidated subsidiaries; and
•References herein to the “Group” are to the combined economic interests and activities of the Company and the persons and entities holding noncontrolling interests in our consolidated subsidiaries.

On August 29, 2022, Jacobs Engineering Group Inc. (JEGI), the predecessor to Jacobs Solutions Inc., implemented a holding company structure, which resulted in Jacobs Solutions Inc. becoming the parent company of, and successor issuer to, JEGI (the "Holding Company Reorganization"). For purposes of this Quarterly Report, references to the "Company", "we", "us" or "our" or our management or business at any point prior to August 29, 2022 (the "Holding Company Implementation Date") refer to JEGI and its consolidated subsidiaries as the predecessor to Jacobs Solutions Inc.
The accompanying consolidated financial statements and financial information included herein have been prepared pursuant to the interim period reporting requirements of Form 10-Q. Consequently, certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) have been condensed or omitted. Readers of this Quarterly Report on Form 10-Q should also read our consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2022 (“2022 Form 10-K”).
In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of our consolidated financial statements at December 30, 2022, and for the three month period ended December 30, 2022.
Our interim results of operations are not necessarily indicative of the results to be expected for the full fiscal year.
As part of the new Company strategy, during the first quarter of fiscal year 2023 Jacobs formed a reporting and operating segment, Divergent Solutions ("DVS"), to further strengthen our ability to drive value for our clients. DVS supports both lines of business as the core foundation for developing and delivering innovative, next-generation cloud, cyber, data and digital technologies. For a further discussion of our segment information, please refer to Note 18- Segment Information.
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
On November 19, 2021, Jacobs acquired all outstanding shares of common stock of BlackLynx, Inc. ("BlackLynx"), a provider of high-performance software, to complement Jacobs' portfolio of cyber, intelligence and digital solutions. The Company paid total base consideration of approximately $235.4 million in cash to the former owners of BlackLynx. In conjunction with the acquisition, the Company also paid off BlackLynx's debt of approximately $5.3 million simultaneously with the consummation of the acquisition. The Company has recorded its final purchase price allocation associated with the acquisition, which is summarized in Note 15- Other Business Combinations.
On March 2, 2021, Jacobs completed the strategic investment of a 65% interest in PA Consulting Group Limited ("PA Consulting"), a UK-based leading innovation and transformation consulting firm. The total consideration paid by the Company was $1.7 billion, funded through cash on hand, proceeds from a new term loan and draws on the Company's existing revolving credit facility. The remaining 35% interest was acquired by PA Consulting employees, whose redeemable noncontrolling interests had a fair value of $582.4 million on the closing date, including subsequent purchase accounting

JACOBS SOLUTIONS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
adjustments. PA Consulting is accounted for as a consolidated subsidiary and as a separate operating segment. See Note 14- PA Consulting Business Combination for more discussion on the investment and Note 11- Borrowings for more discussion on the financing for the transaction.
On April 26, 2019, Jacobs completed the sale of its Energy, Chemicals and Resources ("ECR") business to Worley Limited ("Worley"), a company incorporated in Australia, for a purchase price of $3.4 billion consisting of (i) $2.8 billion in cash plus (ii) 58.2 million ordinary shares of Worley, subject to adjustments for changes in working capital and certain other items (the “ECR sale”). As a result of the ECR sale, substantially all ECR-related assets and liabilities were sold (the "Disposal Group"). We determined that the Disposal Group should be reported as discontinued operations in accordance with ASC 210-05, Discontinued Operations because their disposal represents a strategic shift that had a major effect on our operations and financial results. As such, the financial results of the ECR business are reflected in our unaudited Consolidated Statements of Earnings as discontinued operations for all periods presented and all of the ECR business to be sold under the terms of the ECR sale had been conveyed to Worley and as such, no amounts remain held for sale.
2.    Use of Estimates and Assumptions
The preparation of financial statements in conformity with U.S. GAAP requires us to employ estimates and make assumptions that affect the reported amounts of certain assets and liabilities, the revenues and expenses reported for the periods covered by the accompanying consolidated financial statements, and certain amounts disclosed in these Notes to the Consolidated Financial Statements. Although such estimates and assumptions are believed to be reasonable under the circumstances and are based on management’s most recent assessment of the underlying facts and circumstances utilizing the most current information available and past experience, actual results could differ significantly from those estimates and assumptions. Our estimates, judgments, and assumptions are evaluated periodically and adjusted accordingly.
Please refer to Note 2- Significant Accounting Policies of Notes to Consolidated Financial Statements included in our 2022 Form 10-K for a discussion of other significant estimates and assumptions affecting our consolidated financial statements.
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
Please refer to Note 2- Significant Accounting Policies of Notes to Consolidated Financial Statements included in our 2022 Form 10-K for a more complete discussion of the various items within the consolidated financial statements measured at fair value and the methods used to determine fair value. Please also refer to Note 17- Commitments and Contingencies and Derivative Financial Instruments for discussion regarding the Company's derivative instruments.
The net carrying amounts of cash and cash equivalents, trade receivables and payables and short-term debt approximate fair value due to the short-term nature of these instruments. See Note 11- Borrowings for a discussion of the fair value of long-term debt.
Fair value measurements relating to our business combinations and goodwill allocations related to our segment realignment are made primarily using Level 3 inputs including discounted cash flow techniques. Fair value for the identified intangible assets is generally estimated using inputs primarily for the income approach using the multiple period excess earnings method and the relief from royalties method. The significant assumptions used in estimating fair value

JACOBS SOLUTIONS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
include (i) revenue projections of the business, including profitability, (ii) attrition rates and (iii) the estimated discount rate that reflects the level of risk associated with receiving future cash flows. Other personal property assets, such as furniture, fixtures and equipment, are valued using the cost approach, which is based on replacement or reproduction costs of the asset less depreciation. The fair value of the contingent consideration is estimated using a Monte Carlo simulation and the significant assumptions used include projections of revenues and probabilities of meeting those projections. Key inputs to the valuation of the noncontrolling interests include projected cash flows and the expected volatility associated with those cash flows.
4.    Revenue Accounting for Contracts
Disaggregation of Revenues
Our revenues are principally derived from contracts to provide a diverse range of technical, professional, and construction services to a large number of industrial, commercial, and governmental clients. We provide a broad range of engineering, design, and architectural services; construction and construction management services; operations and maintenance services; and technical, digital, process, scientific and systems consulting services. We provide our services through offices and subsidiaries located primarily in North America, Europe, the Middle East, India, Australia, Africa, and Asia. We provide our services under cost-reimbursable and fixed-price contracts. Our contracts are with many different customers in numerous industries. Refer to Note 18- Segment Information for additional information on how we disaggregate our revenues by reportable segment.
The following table further disaggregates our revenue by geographic area for the three months ended December 30, 2022 and December 31, 2021 (in thousands):

	Three Months Ended
	December 30, 2022	December 31, 2021
Revenues:
United States	$2,536,114	$2,148,554
Europe	854,734	866,351
Canada	61,829	65,039
Asia	34,824	32,087
India	40,344	22,148
Australia and New Zealand	161,040	177,652
Middle East and Africa	109,783	68,794
Total	$3,798,668	$3,380,625
Contract Liabilities
Contract liabilities represent amounts billed to clients in excess of revenue recognized to date. Revenue recognized for the three months ended December 30, 2022 that was previously included in the contract liability balance on September 30, 2022 was $330.3 million. Revenue recognized for the three months ended December 31, 2021 that was included in the contract liability balance on October 1, 2021 was $291.5 million.
Remaining Performance Obligation
The Company’s remaining performance obligations as of December 30, 2022 represent a measure of the total dollar value of work to be performed on contracts awarded and in progress. The Company had approximately $17.2 billion in remaining performance obligations as of December 30, 2022. The Company expects to recognize approximately 46% of our remaining performance obligations into revenue within the next twelve months and the remaining 54% thereafter.
Although remaining performance obligations reflect business that is considered to be firm, cancellations, scope adjustments or deferrals may occur that impact their volume or the expected timing of their recognition. Remaining performance obligations are adjusted to reflect any known project cancellations, revisions to project scope and cost, foreign currency exchange fluctuations and project deferrals, as appropriate.

JACOBS SOLUTIONS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
5.     Earnings Per Share and Certain Related Information
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
The following table reconciles the denominator used to compute basic EPS to the denominator used to compute diluted EPS for the three months ended December 30, 2022 and December 31, 2021 (in thousands):

	Three Months Ended
	December 30, 2022	December 31, 2021
Numerator for Basic and Diluted EPS:

Net earnings from continuing operations allocated to common stock for EPS calculation	$136,355	$134,266

Net loss from discontinued operations allocated to common stock for EPS calculation	$(708)	$(232)

Net earnings allocated to common stock for EPS calculation	$135,647	$134,034

Denominator for Basic and Diluted EPS:

Shares used for calculating basic EPS attributable to common stock	126,824	129,342

Effect of dilutive securities:
Stock compensation plans	672	952
Shares used for calculating diluted EPS attributable to common stock	127,496	130,294

Net Earnings Per Share:
Basic Net Earnings from Continuing Operations Per Share	$1.08	$1.04
Basic Net Loss from Discontinued Operations Per Share	$(0.01)	$—
Basic Earnings Per Share	$1.07	$1.04
Diluted Net Earnings from Continuing Operations Per Share	$1.07	$1.03
Diluted Net Loss from Discontinued Operations Per Share	$(0.01)	$—
Diluted Earnings Per Share	$1.06	$1.03

Share Repurchases

On January 16, 2020, the Company's Board of Directors authorized a share repurchase program of up to $1.0 billion of the Company's common stock (the "2020 Repurchase Authorization"). In the fourth quarter of fiscal 2021, the Company initiated an accelerated share repurchase program under the 2020 Repurchase Authorization by advancing $250 million to a financial institution in a privately negotiated transaction, with final non-cash settlement on the program during the first quarter of fiscal 2022 of 342,054 shares.

JACOBS SOLUTIONS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
The following table summarizes the activity under the 2020 Repurchase Authorization through the first fiscal quarter of 2023:

Amount Authorized (2020 Repurchase Authorization)	Average Price Per Share (1)	Total Shares Retired	Shares Repurchased
$1,000,000,000	$113.56	1,237,688	1,237,688
(1)Includes commissions paid and calculated at the average price per share

The 2020 Repurchase Authorization expired on January 15, 2023. On January 25, 2023, the Company's Board of Directors authorized an incremental share repurchase program of up to $1.0 billion of the Company's stock, to expire on January 25, 2026 (the "2023 Repurchase Authorization"). No repurchase activity has taken place under the 2023 Share Repurchase Authorization to date. Subsequent to the expiration of the 2020 Repurchase Authorization and the approval of the 2023 Repurchase Authorization, the Company has $1.0 billion remaining under the 2023 Repurchase Authorization.

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

Dividends
On January 25, 2023, the Company’s Board of Directors declared a quarterly dividend of $0.26 per share of the Company’s common stock to be paid on March 24, 2023, to shareholders of record on the close of business on February 24, 2023. Future dividend declarations are subject to review and approval by the Company’s Board of Directors. Dividends paid through the first fiscal quarter of 2023 and the preceding fiscal year are as follows:

Declaration Date	Record Date	Payment Date	Cash Amount (per share)
September 15, 2022	September 30, 2022	October 28, 2022	$0.23
July 13, 2022	July 29, 2022	August 26, 2022	$0.23
April 28, 2022	May 27, 2022	June 24, 2022	$0.23
January 26, 2022	February 25, 2022	March 25, 2022	$0.23
September 23, 2021	October 15, 2021	October 29, 2021	$0.21

6.    Goodwill and Intangibles
As a result of the formation of a new operating segment this quarter, Divergent Solutions, see Note 1- basis of Presentation, the historical carrying value of a portion of goodwill has been reallocated to the Divergent Solutions segment based on a relative fair value basis to the Divergent Solutions segment. The carrying value of goodwill appearing in the

JACOBS SOLUTIONS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
accompanying Consolidated Balance Sheets at December 30, 2022 and September 30, 2022 was as follows (in thousands):

	Critical Mission Solutions	People & Places Solutions	Divergent Solutions	PA Consulting	Total
Balance September 30, 2022	$2,251,724	$3,196,796	$576,986	$1,159,152	$7,184,658
Acquired	—	—	—	16,425	16,425
Post-Acquisition Adjustments	—	(138)	—	1,409	1,271
Foreign currency translation and other	10,460	13,168	2,680	112,420	138,728
Balance December 30, 2022	$2,262,184	$3,209,826	$579,666	$1,289,406	$7,341,082
The following table provides certain information related to the Company’s acquired intangibles in the accompanying Consolidated Balance Sheets at December 30, 2022 and September 30, 2022 (in thousands):

	Customer Relationships, Contracts and Backlog	Developed Technology	Trade Names	Total
Balances September 30, 2022	$1,136,438	$88,931	$168,683	$1,394,052
Amortization	(43,383)	(3,895)	(2,495)	(49,773)
Acquired	1,318	—	—	1,318
Post-Acquisition Adjustments	(1,409)	—	—	(1,409)
Foreign currency translation and other	52,603	404	14,764	67,771
Balances December 30, 2022	$1,145,567	$85,440	$180,952	$1,411,959
The following table presents estimated amortization expense of intangible assets for the remainder of fiscal 2023 and for the succeeding years.

Fiscal Year	(in millions)
2023	$151.6
2024	201.8
2025	201.4
2026	178.2
2027	146.8
Thereafter	532.2
Total	$1,412.0

JACOBS SOLUTIONS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
7.    Receivables and Contract Assets
The following table presents the components of receivables and contract assets appearing in the accompanying Consolidated Balance Sheets at December 30, 2022 and September 30, 2022, as well as certain other related information (in thousands):

	December 30, 2022	September 30, 2022
Components of receivables and contract assets:
Amounts billed, net	$1,457,752	$1,400,088
Unbilled receivables and other	1,428,150	1,523,249
Contract assets	554,038	482,044
Total receivables and contract assets, net	$3,439,940	$3,405,381
Other information about receivables:
Amounts due from the United States federal government, included above, net of contract liabilities	$796,118	$749,323
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
8.     Accumulated Other Comprehensive Income
The following table presents the Company's roll forward of accumulated other comprehensive income (loss) after-tax as of December 30, 2022 (in thousands):

	Change in Net Pension Obligation	Foreign Currency Translation Adjustment (1)	Gain/(Loss) on Cash Flow Hedges	Total
Balance at September 30, 2022	$(307,395)	$(786,040)	$118,305	$(975,130)
Other comprehensive income (loss)	(22,574)	158,726	(2,758)	133,394
Reclassifications from accumulated other comprehensive income (loss)	—	—	(4,116)	(4,116)
Balance at December 30, 2022	$(329,969)	$(627,314)	$111,431	$(845,852)
(1) Included in the overall foreign currency translation adjustment for the three months ended December 30, 2022 and December 31, 2021 are $(74.9) million and $18.9 million, respectively in unrealized gains (losses) on long-term foreign currency denominated intercompany loans not anticipated to be settled in the foreseeable future.
Included in the Company’s cumulative net unrealized gains from interest rate and cross currency swaps recorded in accumulated other comprehensive income as of December 30, 2022 were approximately $21.8 million in unrealized gains, net of taxes, which are expected to be realized in earnings during the twelve months subsequent to December 30, 2022.

JACOBS SOLUTIONS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
9.    Income Taxes

The Company’s effective tax rates from continuing operations for the three months ended December 30, 2022 and December 31, 2021 were 25.4% and 9.4%, respectively. The most significant items contributing to the difference between the statutory U.S. federal corporate tax rate of 21.0% and the Company’s effective tax rate for the three months ended December 30, 2022 were U.S. state income tax expense of $4.6 million and U.S. tax on foreign earnings of $3.6 million. Both items are expected to have a continuing impact on the Company's effective tax rate for the remainder of the fiscal year.

The most significant items contributing to the difference between the statutory U.S. federal corporate tax rate of 21.0% and the Company's effective tax rate for the three months ended December 31, 2021 were a tax benefit of $15.7 million related to the release of previously reserved foreign tax credit assets, $4.2 million excess tax benefit attributable to stock compensation, and $4.0 million benefit from filing amended state returns.

The amount of income taxes the Company pays is subject to ongoing audits by tax jurisdictions around the world. In the normal course of business, the Company is subject to examination by tax authorities throughout the world, including such major jurisdictions as Australia, Canada, India, the Netherlands, the United Kingdom and the United States. Our estimate of the potential outcome of any uncertain tax issue is subject to our assessment of the relevant risks, facts, and circumstances existing at the time. The Company believes that it has adequately provided for reasonably foreseeable outcomes related to these matters. However, future results may include favorable or unfavorable adjustments to our estimated tax liabilities in the period the assessments are made or resolved, which may impact our effective tax rate. During the next 12 months, it is reasonably possible that U.S. tax audit resolutions may reduce unrecognized tax benefits by up to $44.2 million, resulting in a reduction of the Company's provision for taxes on earnings.

10.    Joint Ventures, VIEs and Other Investments
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
The assets of a joint venture are restricted for use to the obligations of the particular joint venture and are not available for general operations of the Company. Our risk of loss on these arrangements is usually shared with our partners. The liability of each partner is usually joint and several, which means that each partner may become liable for the entire risk of loss on the project. Furthermore, on some of our projects, the Company has granted guarantees that may encumber both our contracting subsidiary company and the Company for the entire risk of loss on the project. The Company is unable to estimate the maximum potential amount of future payments that we could be required to make under outstanding performance guarantees related to joint venture projects due to a number of factors, including but not limited to, the nature and extent of any contractual defaults by our joint venture partners, resource availability, potential performance delays caused by the defaults, the location of the projects, and the terms of the related contracts. Refer to Note 17- Commitments and Contingencies and Derivative Financial Instruments for further discussion relating to performance guarantees.
For consolidated joint ventures, the entire amount of the services performed, and the costs associated with these services, including the services provided by the other joint venture partners, are included in the Company's results of operations. Likewise, the entire amount of each of the assets and liabilities are included in the Company’s Consolidated Balance Sheets. For the consolidated VIEs, the carrying value of assets and liabilities was $358.2 million and $218.4 million, respectively, as of December 30, 2022 and $353.9 million and $228.1 million, respectively, as of September 30, 2022. There are no consolidated VIEs that have debt or credit facilities.
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

JACOBS SOLUTIONS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
For the proportionate consolidated VIEs, the carrying value of assets and liabilities was $118.7 million and $139.2 million, respectively, as of December 30, 2022, and $109.3 million and $129.2 million, respectively, as of September 30, 2022. For those joint ventures accounted for under the equity method, the Company's investment balances for the joint venture are included in Other Noncurrent Assets: Miscellaneous on the balance sheet and the Company’s pro rata share of net income is included in Revenues. In limited cases, there are basis differences between the equity in the joint venture and the Company's investment created when the Company purchased its share of the joint venture. These basis differences are amortized based on an internal allocation to underlying net assets, excluding allocations to goodwill. As of December 30, 2022, the Company does not have any equity method investments that exceed its share of venture net assets. Our investments in equity method joint ventures on the Consolidated Balance Sheets as of December 30, 2022 and September 30, 2022 were $55.9 million and $56.6 million, respectively. During the three months ended December 30, 2022 and December 31, 2021, we recognized income from equity method joint ventures of $10.0 million and $6.8 million, respectively.
Accounts receivable from unconsolidated joint ventures accounted for under the equity method was $23.1 million and $21.1 million as of December 30, 2022 and September 30, 2022, respectively.
11.    Borrowings
At December 30, 2022 and September 30, 2022, long-term debt consisted of the following (principal amounts in thousands):

	Interest Rate	Maturity	December 30, 2022	September 30, 2022
Revolving Credit Facility	Benchmark + applicable margin (1) (2)	March 2024	$1,610,794	$1,105,294
2021 Term Loan Facility	Benchmark + applicable margin (1) (3)	March 2024	987,410	923,580
2020 Term Loan Facility	Benchmark + applicable margin (1) (4)	March 2025 (5)	890,833	882,263
Fixed-rate notes due:
Senior Notes, Series A	4.27%	May 2025 (6)	—	190,000
Senior Notes, Series B	4.42%	May 2028 (6)	—	180,000
Senior Notes, Series C	4.52%	May 2030 (6)	—	130,000
Less: Current Portion (5)			(51,643)	(50,415)
Less: Deferred Financing Fees			(3,076)	(3,466)
Total Long-term debt, net			$3,434,318	$3,357,256
(1)During fiscal 2022, the aggregate principal amounts denominated in British pounds under the Revolving Credit Facility, 2021 Term Loan Facility and 2020 Term Loan Facility transitioned from underlying LIBOR benchmarked rates to SONIA rates. Borrowings denominated in U.S. dollars remained benchmarked to LIBOR rates.
(2)Depending on the Company’s Consolidated Leverage Ratio (as defined in the credit agreement governing the Revolving Credit Facility (defined below)), U.S. dollar denominated borrowings under the Revolving Credit Facility bear interest at either a eurocurrency rate plus a margin of between 0.875% and 1.625% or a base rate plus a margin of between 0% and 0.625%. The applicable LIBOR rates including applicable margins at December 30, 2022 and September 30, 2022 were approximately 5.76% and 4.08%. Borrowings denominated in British pounds bear interest at an adjusted SONIA rate plus a margin of between 0.875% and 1.625%. There were no amounts drawn in British pounds as of December 30, 2022.
(3)Depending on the Company’s Consolidated Leverage Ratio (as defined in the credit agreement governing the 2021 Term Loan Facility (defined below)), U.S. dollar denominated borrowings under the 2021 Term Loan Facility bear interest at either a eurocurrency rate plus a margin of between 0.875% and 1.625% or a base rate plus a margin of between 0% and 0.625%. The applicable LIBOR rate including applicable margins for borrowings denominated in U.S. dollars at December 30, 2022 and September 30, 2022 was approximately 5.76% and 4.06%. Borrowings denominated in British pounds bear interest at an adjusted SONIA rate plus a margin of between 0.875% and 1.625%, which was approximately 4.84% and 3.60% at December 30, 2022 and September 30, 2022, respectively.
(4)Depending on the Company’s Consolidated Leverage Ratio (as defined in the credit agreement governing the 2020 Term Loan Facility (defined below)), U.S. dollar denominated borrowings under the 2020 Term Loan Facility bear interest at either a eurocurrency rate plus a margin of between 0.875% and 1.5% or a base rate plus a margin of between 0% and 0.5%. The applicable LIBOR rates including applicable margins for borrowings denominated in U.S. dollars at December 30, 2022 and September 30, 2022 were approximately 5.76% and 4.49%. Borrowings denominated in British pounds bear interest at an adjusted SONIA rate plus

JACOBS SOLUTIONS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
a margin of between 0.875% and 1.625%, which was approximately 4.84% and 3.60% at December 30, 2022 and September 30, 2022, respectively.
(5)The 2020 Term Loan requires quarterly principal repayments of 1.25%, or $9.125 million and £3.125 million, of the aggregate initial principal amount borrowed.
(6)All amounts due under the Note Purchase Agreement pursuant to which the Senior Notes were issued were repaid in the first fiscal quarter of 2023.
We believe the carrying value of the Revolving Credit Facility, the Term Loan Facilities and other debt outstanding approximates fair value based on the interest rates and scheduled maturities applicable to the outstanding borrowings.
Senior Notes
On March 12, 2018, the Company entered into a note purchase agreement (as amended, the "Note Purchase Agreement") with respect to the issuance and sale in a private placement transaction of $500 million in the aggregate principal amount of the Company’s senior notes in three series (collectively, “Senior Notes”). In connection with the Holding Company Reorganization, which was completed in August 2022, the Company launched an offer to repurchase its outstanding Senior Notes at par plus accrued and unpaid interest, and without any make-whole premium. In fiscal first quarter 2023, the Company repurchased $481 million of Senior Notes held by holders who accepted the offer with proceeds from the Revolving Credit Facility. In December 2022, the Company repurchased the remaining $19 million of Senior Notes.
Revolving Credit Facility and Term Loans
On February 7, 2014, Jacobs and certain of its subsidiaries entered into a $1.6 billion long-term unsecured, revolving credit facility (as amended, the “2014 Revolving Credit Facility”) with a syndicate of U.S. and international banks and financial institutions. On March 27, 2019, the Company entered into a second amended and restated credit agreement (the "Revolving Credit Facility"), which amended and restated the 2014 Revolving Credit Facility by, among other things, (a) extending the maturity date of the credit facility to March 27, 2024, (b) increasing the facility amount to $2.25 billion (with an accordion feature that allows a further increase of the facility amount up to $3.25 billion), (c) eliminating the covenants restricting investments, joint ventures and acquisitions by the Company and its subsidiaries and (d) adjusting the financial covenants to eliminate the net worth covenant upon the removal of the same covenant from the Company’s existing Note Purchase Agreement (defined below). We were in compliance with the covenants under the Revolving Credit Facility at December 30, 2022.
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
The 2020 Term Loan Facility and the 2021 Term Loan Facility are together referred to as the "Term Loan Facilities".

JACOBS SOLUTIONS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
In the fourth quarter of fiscal year 2022, the Revolving Credit Facility and Term Loan Facilities were amended to permit the Holding Company Reorganization.
We were in compliance with the covenants under the Term Loan Facilities at December 30, 2022.

On February 6, 2023, the Company refinanced its Revolving Credit Facility and Term Loan Facilities (the "Refinancing"). In connection with the Refinancing, the Revolving Credit Facility was amended and restated to, among other things: (a) extend the maturity date to February 6, 2028, (b) replace and adjust interest rates based on market conditions and incorporate a sustainability-linked pricing adjustment, (c) increase the Consolidated Leverage Ratio financial covenant to 3.50:1.00 (subject to temporary increases to 4.00:1.00 following the closing of certain material acquisitions), (d) eliminate the net worth financial covenant, and (e) add Jacobs as a guarantor of the obligations of JEGI and its subsidiaries under the Revolving Credit Agreement. The 2021 Term Loan Facility was amended and restated to, among other things: (a) extend the maturity date of the U.S. dollar term loan to February 6, 2026 and the British sterling term loan to September 1, 2025, (b) replace and adjust interest rates based on market conditions and incorporate a sustainability-linked pricing adjustment, (c) increase the Consolidated Leverage Ratio financial covenant to 3.50:1.00 (subject to temporary increases to 4.00:1.00 following the closing of certain material acquisitions), (d) eliminate the net worth financial covenant, and (e) add Jacobs as a guarantor of the obligations of JEGI under the 2021 Term Loan Facility. Finally, the Company amended the 2020 Term Loan Facility to, among other things: (a) replace and adjust interest rates based on market conditions and incorporate a sustainability-linked pricing adjustment, (b) increase the Consolidated Leverage Ratio financial covenant to 3.50:1.00 (subject to temporary increases to 4.00:1.00 following the closing of certain material acquisitions), (c) eliminate the net worth financial covenant, and (d) add Jacobs as a guarantor of the obligations of JEGI and Jacobs U.K.
Other arrangements
During fiscal 2022 the Company entered into two treasury locks to manage its interest rate exposure with the anticipated issuance of fixed rate debt before December 2023. During fiscal 2020, the Company entered into interest rate and cross currency derivative contracts to swap a portion of our variable rate debt to fixed rate debt. See Note 17- Commitments and Contingencies and Derivative Financial Instruments for discussion regarding the Company's derivative instruments.
The Company has issued $1.3 million in letters of credit under the Revolving Credit Facility, leaving $637.9 million of available borrowing capacity under the Revolving Credit Facility at December 30, 2022. In addition, the Company had issued $291.2 million under separate, committed and uncommitted letter-of-credit facilities for total issued letters of credit of $292.5 million at December 30, 2022.
12.    Leases
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

JACOBS SOLUTIONS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
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
The components of lease expense (reflected in selling, general and administrative expenses) for the three months ended December 30, 2022 and December 31, 2021 were as follows (in thousands):

	Three Months Ended
	December 30, 2022	December 31, 2021
Lease expense
Operating lease expense	$35,282	$40,538
Variable lease expense	9,346	7,084
Sublease income	(4,406)	(3,668)
Total lease expense	$40,222	$43,954
Supplemental information related to the Company's leases for the three months ended December 30, 2022 and December 31, 2021 was as follows (in thousands):

	Three Months Ended
	December 30, 2022	December 31, 2021
Cash paid for amounts included in the measurements of lease liabilities	$45,770	$65,430
Right-of-use assets obtained in exchange for new operating lease liabilities	$29,801	$1,262
Weighted average remaining lease term - operating leases	6.2 years	7 Years
Weighted average discount rate - operating leases	3.0%	2.7%
Total remaining lease payments under the Company's leases for the remainder of fiscal 2023 and for the succeeding years is as follows (in thousands):

Fiscal Year	Operating Leases
2023	$131,069
2024	157,609
2025	131,712
2026	110,618
2027	90,708
Thereafter	212,711
834,427
Less Interest	(74,393)
$760,034

Right-of-Use and Other Long-Lived Asset Impairment

JACOBS SOLUTIONS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
During fiscal 2023 and 2022, as a result of the Company's transformation initiatives, including the changing nature of the Company's use of office space for its workforce, the Company evaluated its existing real estate lease portfolio. These initiatives resulted in the abandonment of certain leased office spaces and the establishment of a formal plan to sublease certain other leased spaces that will no longer be utilized by the Company. In connection with the Company’s actions related to these initiatives, the Company evaluated certain of its lease right-of-use assets and related property, equipment and leasehold improvements for impairment under ASC 360.

As a result of the analysis, the Company recognized impairment losses during the first quarters of fiscal 2023 and 2022 of $27.1 million and $72.3 million, respectively, which is included in selling, general and administrative expenses in the accompanying statement of earnings. The impairment losses recorded include $24.3 million and $54.9 million related to right-of-use lease assets and $2.8 million and $17.4 million related to other long-lived assets, including property, equipment and improvements and leasehold improvements for the fiscal 2023 and 2022 periods, respectively.

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
13.    Pension and Other Postretirement Benefit Plans
The following table presents the components of net periodic pension benefit recognized in earnings during the three months ended December 30, 2022 and December 31, 2021 (in thousands):

	Three Months Ended
	December 30, 2022	December 31, 2021
Component:
Service cost	$1,748	$1,709
Interest cost	20,233	13,784
Expected return on plan assets	(21,091)	(23,263)
Amortization of previously unrecognized items	1,304	3,092
Total net periodic pension benefit cost/(income) recognized	$2,194	$(4,678)
The service cost component of net periodic pension benefit is presented in the same line item as other compensation costs (direct cost of contracts and selling, general and administrative expenses) and the other components of net periodic pension expense are presented in miscellaneous income (expense), net on the Consolidated Statements of Earnings.
The following table presents certain information regarding the Company’s cash contributions to our pension plans for fiscal 2023 (in thousands):

Cash contributions made during the first three months of fiscal 2023	$7,260
Cash contributions projected for the remainder of fiscal 2023	19,391
Total	$26,651

JACOBS SOLUTIONS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
14.    PA Consulting Business Combination
Deal Summary and Opening Balance Sheet Financial Information
On March 2, 2021, Jacobs completed the strategic investment of a 65% interest in PA Consulting, a UK-based leading innovation and transformation consulting firm. The total consideration paid by the Company was $1.7 billion, funded through cash on hand, proceeds from a new term loan and draws on the Company's existing Revolving Credit Facility. The remaining 35% interest was acquired by PA Consulting employees, whose redeemable noncontrolling interests had a fair value of $582.4 million on the closing date, including subsequent purchase accounting adjustments. PA Consulting is accounted for as a consolidated subsidiary and as a separate operating segment. See Note 11- Borrowings for more discussion on the financing for the transaction.
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

Goodwill recognized results from a substantial assembled workforce, which does not qualify for separate recognition, as well as expected future economic benefits. None of the goodwill recognized was deductible for tax purposes. The Company has completed its final assessment of the fair values of PA Consulting's assets acquired and liabilities assumed. Since the initial preliminary estimates reported in the second quarter of fiscal 2021, the Company updated certain provisional amounts reflected in the final purchase price allocation, as summarized in the estimated fair values of PA Consulting assets acquired and liabilities assumed above.
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
During the first quarter of fiscal 2023 and 2022, PA Consulting repurchased certain shares of the redeemable noncontrolling interest holders for $58.4 million and $35.1 million, respectively, in cash.
Changes in the redeemable noncontrolling interests during the three months ended December 30, 2022 are as follows (in thousands):

Balance at September 30, 2022	$632,522
Accrued Preferred Dividend to Preference Shareholders	16,290
Attribution of Preferred Dividend to Common Shareholders	(16,290)
Net earnings attributable to redeemable noncontrolling interests to Common Shareholders	3,992
Redeemable Noncontrolling interests redemption value adjustment	23,317
Repurchase of redeemable noncontrolling interests	(69,690)
Cumulative translation adjustment and other	37,768
Balance at December 30, 2022	$627,909
In addition, certain employees and non-employees of PA Consulting are eligible to receive equity-based incentive grants in the future under the terms of the applicable agreements. During first quarter of fiscal 2023 and 2022, the Company recorded $4.3 million and $0.2 million, respectively, in expenses associated with these agreements which is reflected in selling, general and administrative expenses in the consolidated statements of earnings.
Restricted Cash
The Company, through its investment in PA Consulting, held $2.3 million and $13.7 million at December 30, 2022 and September 30, 2022, respectively, in cash that is restricted from general use and is included in prepaid expenses and other current assets on the Consolidated Balance Sheets.

JACOBS SOLUTIONS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
15.    Other Business Combinations
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

Assets
Cash and cash equivalents	$7.3
Receivables	5.2
Property, equipment and improvements, net	0.1
Goodwill	116.4
Identifiable intangible assets	105.1
Prepaid expenses and other current assets	2.0
Total Assets	$236.1

Liabilities
Accounts payable, accrued expenses and other current liabilities	$23.1
Other long term liabilities	16.1
Total Liabilities	39.2
Net assets acquired	$196.9
Goodwill recognized results from a substantial assembled workforce, which does not qualify for separate recognition, as well as expected future synergies from combining operations. None of the goodwill recognized is expected to be deductible for tax purposes. The Company has completed its final assessment of the fair values of StreetLight's assets acquired and liabilities assumed. Since the initial preliminary estimates reported in the second quarter of fiscal 2022, the Company has updated certain amounts reflected in the preliminary purchase price allocation, as summarized in the fair values of StreetLight's assets acquired and liabilities assumed as of the acquisition date set forth above, the majority of which related to reclassifications between goodwill and intangibles and for deferred taxes.
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

JACOBS SOLUTIONS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
BlackLynx
On November 19, 2021, Jacobs acquired all outstanding shares of common stock of BlackLynx, a provider of high-performance software, to complement Jacobs' portfolio of cyber, intelligence and digital solutions. The Company paid total base consideration of approximately $235.4 million in cash to the former owners of BlackLynx. In conjunction with the acquisition, the Company also paid off BlackLynx's debt of approximately $5.3 million simultaneously with the consummation of the acquisition. The following summarizes the fair values of BlackLynx's assets acquired and liabilities assumed as of the acquisition date (in millions):

Assets
Cash and cash equivalents	$5.1
Receivables	7.7
Property, equipment and improvements, net	0.8
Goodwill	195.8
Identifiable intangible assets	51.1
Prepaid expenses and other current assets	3.2
Total Assets	$263.7

Liabilities
Accounts payable, accrued expenses and other current liabilities	19.5
Other long term liabilities	8.8
Total Liabilities	28.3
Net assets acquired	$235.4
Goodwill recognized results from a substantial assembled workforce, which does not qualify for separate recognition, as well as expected future synergies from combining operations. None of the goodwill recognized was deductible for tax purposes. The Company has completed its final assessment of the fair values of BlackLynx's assets acquired and liabilities assumed. Since the initial preliminary estimates reported in the first quarter of fiscal 2022, the Company has updated certain amounts reflected in the preliminary purchase price allocation, as summarized in the fair values of BlackLynx's assets acquired and liabilities assumed as of the acquisition date set forth above, the majority of which related to reclassifications between goodwill and intangibles and for deferred taxes.
Identifiable intangibles are technology and customer relationships, contracts and backlog and have estimated lives of 8 and 4 years, respectively.
No summarized unaudited pro forma results are provided for the BlackLynx acquisition due to the immateriality of this acquisition relative to the Company's consolidated financial position and results of operations.
16.    Restructuring and Other Charges
During fiscal 2022, the Company implemented certain restructuring and integration initiatives relating to the StreetLight and BlackLynx acquisitions, the activities of which are expected to be substantially completed before the end of fiscal 2023. Also, during fiscal 2022 and continuing into fiscal 2023, the Company implemented further real estate rescaling efforts that were associated with its fiscal 2020 transformation program relating to real estate and other staffing initiatives. These initiatives are expected to continue through the remainder of fiscal 2023.
During fiscal 2021, the Company implemented certain restructuring and integration initiatives relating to the Buffalo Group acquisition of Buffalo Group LLC ("Buffalo Group") and the PA Consulting investment. The activities of the Buffalo Group initiative are substantially completed and the activities of the PA Consulting initiative are expected to end before the end of fiscal 2025.
During fiscal 2019 and continuing into fiscal 2020, the Company implemented certain restructuring, separation and integration initiatives associated with the ECR sale, the acquisition of KeyW Holding Corporation ('KeyW"), and other related cost reduction initiatives. Additionally, in fiscal 2020, the Company implemented certain restructuring and

JACOBS SOLUTIONS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
integration initiatives associated with the acquisition of John Wood Group's nuclear business. The restructuring activities and related costs were comprised mainly of separation and lease abandonment and sublease programs, while the separation and integration activities and costs were mainly related to the engagement of consulting services and internal personnel and other related costs dedicated to the Company’s ECR-business separation. The activities of these initiatives have been substantially completed.
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
The following table summarizes the impacts of the Restructuring and other charges by reportable segment in connection with the CH2M, KeyW, John Wood Group's nuclear business, Buffalo Group, StreetLight and BlackLynx acquisitions, the PA Consulting investment, the ECR sale and the Company's transformation initiatives relating to real estate and other staffing programs for the three months ended December 30, 2022 and December 31, 2021 (in thousands):

	Three Months Ended
	December 30, 2022	December 31, 2021
Critical Mission Solutions	$2,212	$1,153
People & Places Solutions	27,317	61,169
Divergent Solutions	1,581	—
PA Consulting	—	199
Corporate	3,333	6,838
Total	$34,443	$69,359
Amounts included in:
Operating profit (mainly SG&A) (1)	$35,072	$77,903
Other (Income) Expense, net (2)	(629)	(8,544)
	$34,443	$69,359

(1)Included in the three month periods ended December 30, 2022 and December 31, 2021 were $27.8 million and $71.0 million in charges associated mainly with real estate impairments and related charges, the majority of which related to People and Places Solutions.
(2)The three month periods ended December 30, 2022 and December 31, 2021 included gains of $0.6 million and $6.9 million related to lease terminations.

JACOBS SOLUTIONS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
The activity in the Company’s accruals for Restructuring and other charges for the three months ended December 30, 2022 is as follows (in thousands):

Balance at September 30, 2022	$4,137
Net Charges (Credits) (1)	6,685
Payments and other	(3,178)
Balance at December 30, 2022	$7,644
(1)    Excludes $27.8 million associated mainly with real estate related impairments and other transformation activities described above during the three months ended December 30, 2022.
The following table summarizes the Restructuring and other charges by major type of costs for the three months ended December 30, 2022 and December 31, 2021 (in thousands):

	Three Months Ended
	December 30, 2022	December 31, 2021
Lease Abandonments and Impairments	$26,831	$65,542
Voluntary and Involuntary Terminations	6,570	563
Outside Services	675	4,676
Other	367	(1,422)
Total	$34,443	$69,359
Cumulative amounts incurred to date under our various Restructuring and other activities described above by each major type of cost as of December 30, 2022 are as follows (in thousands):

Lease Abandonments and Impairments	$414,432
Voluntary and Involuntary Terminations	156,947
Outside Services	317,009
Other	208,632
Total	$1,097,020

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
During fiscal 2022, the Company entered into two treasury lock agreements with a total notional value of $500.0 million to manage its interest rate exposure to the anticipated issuance of fixed rate debt before December 2023. The fair value of the treasury locks at December 30, 2022 and September 30, 2022 was $41.5 million and $40.9 million, respectively, all of which is included in current assets within receivables and contract assets on the consolidated balance sheets. The unrealized net gain on these instruments was $31.3 million and $30.8 million, net of tax, and is included in accumulated other comprehensive income as of December 30, 2022 and September 30, 2022, respectively. Upon issuance of up to $500 million of fixed rate debt, the gain (loss) will be amortized to interest expense over the term of the debt.
The Company is party to interest rate swap agreements and a cross-currency swap agreement with notional values of $766.7 million and $127.8 million, respectively, as of December 30, 2022 to manage the interest rate exposure on our variable rate loans and the foreign currency exposure on our USD borrowings by a European subsidiary. By entering into

JACOBS SOLUTIONS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
the swap agreements, the Company converted the LIBOR and SONIA rate based liabilities into fixed rate liabilities and, for the cross currency swap, our LIBOR rate based borrowing in USD to a fixed rate Euro liability, for periods ranging from three and a half to ten years. The swaps were designated as cash-flow hedges in accordance with ASC 815, Derivatives and Hedging. The fair value of the interest rate and cross currency swaps at December 30, 2022 and September 30, 2022 was $108.0 million and $128.2 million, respectively, which is included in miscellaneous other assets on the Consolidated Balance Sheets. The unrealized net gain (loss) on these interest rate and cross currency swaps was $80.2 million and $87.5 million, net of tax, and was included in accumulated other comprehensive income as of December 30, 2022 and September 30, 2022, respectively.
Additionally, the Company held foreign exchange forward contracts in currencies that support our operations, including British Pound, Euro, Australian Dollar and other currencies, with notional values of $382.5 million at December 30, 2022 and $298.2 million at September 30, 2022. The length of these contracts currently ranges from one to 12 months. The fair value of the foreign exchange contracts at December 30, 2022 and September 30, 2022 was $12.1 million and $(3.2) million, respectively, which is included within receivables and contract assets for the current period and within accounts payable for the prior period on the Consolidated Balance Sheets and with associated income statement impacts included in miscellaneous income (expense) in the Consolidated Statements of Earnings.
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
At December 30, 2022 and September 30, 2022, the Company had issued and outstanding approximately $292.5 million and $280.5 million, respectively, in LOCs and $2.0 billion and $2.2 billion, respectively, in surety bonds.
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
Litigation and Investigations
On December 22, 2008, a coal fly ash pond at the Kingston Power Plant of the Tennessee Valley Authority ("TVA") was breached, releasing fly ash waste into the Emory River and surrounding community. In February 2009, TVA awarded a contract to the Company to provide project management services associated with the clean-up. All remediation and dredging were completed in August 2013 by other contractors under direct contracts with TVA. The Company did not perform the remediation, and its scope was limited to program management services. Certain employees of the contractors performing the cleanup work on the project filed lawsuits against the Company beginning in August 2013, alleging they were injured due to the Company's failure to protect the plaintiffs from exposure to fly ash, and asserting related personal injuries. The primary case, Greg Adkisson, et al. v. Jacobs Engineering Group Inc., case No. 3:13-CV-505-TAV-HBG, filed in the U.S. District Court for the Eastern District of Tennessee, consists of 10 consolidated cases. This case and the related cases involve several hundred plaintiffs that were employees of the contractors that completed the remediation and dredging work. The cases are at various stages of litigation and are currently stayed pending a ruling from the Tennessee Supreme Court. Additionally, in May 2019, Roane County and the cities of Kingston and Harriman filed a lawsuit against TVA and the Company alleging that they misled the public about risks associated with the released fly ash. In October 2020, the Court granted Jacobs and TVA’s motion to dismiss the Roane County litigation and closed the case. In addition, in November 2019, a resident of Roane County, Margie Delozier, filed a putative class action against TVA and the Company alleging they failed to adequately warn local residents about risks associated with the released fly ash. The Company and TVA filed separate motions to dismiss the Delozier case in April 2020. In February 2021, the Court granted dismissal of the Delozier Complaint with prejudice, with the exception of plaintiffs’ nuisance cause of action, which plaintiffs voluntarily dismissed in June 2021. In August 2021, Thomas Ryan, a resident of Roane County, filed an action against Jacobs and TVA claiming personal injury and property damage. In June 2022, the Court granted Jacobs' motion to dismiss Ryan’s action in its entirety, closing the case. Separately, in February 2020, the Company learned that the district attorney in Roane County recommended that the Tennessee Bureau of Investigation investigate issues pertaining to clean up worker safety at Kingston. On November 16, 2021, the Roane County district attorney announced that it had concluded its investigation into issues pertaining to the Kingston coal ash spill cleanup. No indictments were issued. There has been no finding of liability against the Company or that any of the alleged illnesses are the result of exposure to fly ash in any of the above matters. The Company disputes the allegations asserted in all of the above matters and is vigorously defending these matters. The Company does not expect the resolution of these matters to have a material adverse effect on the Company's business, financial condition, results of operations or cash flows.
18.    Segment Information
During the first quarter of fiscal 2023, the Company reorganized its operating and reporting structure to report results under a new operating segment, Divergent Solutions (DVS), in addition to the current operating segments. The Company's four operating segments are now comprised of its two global lines of business ("LOBs"): Critical Mission Solutions ("CMS") and People & Places Solutions ("P&PS"), its business unit Divergent Solutions ("DVS") and its majority investment in PA Consulting. The formation of the DVS operating segment resulted in certain portions of our CMS and PPS businesses moving to the new segment to align with the Company's business strategy.
The Company’s Chief Executive Officer is the Chief Operating Decision Maker (“CODM”) and can evaluate the performance of each of these segments and make appropriate resource allocations among each of the segments. Under this organization, the sales function is managed by segment, and accordingly, the associated cost is embedded in the segments and reported to the respective head of each segment. In addition, a portion of the costs of other support functions (e.g., finance, legal, human resources, and information technology) is allocated to each segment using methodologies which, we believe, effectively attribute the cost of these support functions to the revenue generating activities of the Company on a rational basis. The cost of the Company’s cash incentive plan, the Leadership Performance Plan ("LPP"), formerly named the Management Incentive Plan, and the expense associated with the Jacobs 1999 Stock

JACOBS SOLUTIONS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
Incentive Plan, which was amended and restated in the second quarter of 2023 and is now referred to as the Jacobs 2023 Stock Incentive Plan (the "2023 SIP") have likewise been charged to the segments except for those amounts determined to relate to the business as a whole (which amounts remain in other corporate expenses).
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
The following tables present total revenues and segment operating profit from continuing operations for each reportable segment (in thousands) and includes a reconciliation of segment operating profit to total U.S. GAAP operating profit by including certain corporate-level expenses, Restructuring and other charges (as defined in Note 16- Restructuring and Other Charges) and transaction and integration costs (in thousands).

	For the Three Months Ended
	December 30, 2022	December 31, 2021
Revenues from External Customers:
Critical Mission Solutions	$1,075,175	$976,777
People & Places Solutions	2,226,985	1,920,997
Divergent Solutions	214,465	192,877
PA Consulting	282,043	289,974
Total	$3,798,668	$3,380,625

	For the Three Months Ended
	December 30, 2022	December 31, 2021
Segment Operating Profit:
Critical Mission Solutions	$82,220	$91,239
People & Places Solutions	226,619	188,841
Divergent Solutions	11,967	23,108
PA Consulting	51,027	63,071
Total Segment Operating Profit	371,833	366,259
Other Corporate Expenses (1)	(93,686)	(105,360)
Restructuring, Transaction and Other Charges (2)	(40,342)	(83,566)
Total U.S. GAAP Operating Profit	237,805	177,333
Total Other Income (Expense), net (3)	(40,324)	(8,243)
Earnings from Continuing Operations Before Taxes	$197,481	$169,090

(1)
Other corporate expenses included intangibles amortization of $49.8 million and $46.9 million for the three months ended December 30, 2022 and December 31, 2021, respectively. Additionally, the three month period of fiscal 2023 included approximately $15.0 million in net favorable impacts from cost reductions compared to the prior year period, which was associated mainly with net favorable impacts during the current quarter from changes in employee benefit programs of $41 million offset by approximately $26 million in higher quarter over quarter spend in company technology platforms and other personnel and corporate cost increases.

(2)
Included in the three months ended December 30, 2022 and December 31, 2021 are $27.1 million and $72.3 million, respectively, in real estate impairment charges related to the Company's transformation initiatives.

(3)
The three months ended December 31, 2021 included a gain of $6.9 million related to a lease termination. Additionally, the increase in net interest expense year over year is primarily due to the higher levels of debt outstanding due to the funding of the StreetLight and BlackLynx acquisitions in fiscal 2022 and increased borrowings associated with the payment of the Legacy CH2M Matter settlement also in the prior year, in addition to higher interest rates.

JACOBS SOLUTIONS INC. AND SUBSIDIARIES
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

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.
General
The purpose of this Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is to provide a narrative analysis explaining the reasons for material changes in the Company’s (i) financial condition from the most recent fiscal year-end to December 30, 2022 and (ii) results of operations during the current fiscal period(s) as compared to the corresponding period(s) of the preceding fiscal year. In order to better understand such changes, readers of this MD&A should also read:
•The discussion of the critical and significant accounting policies used by the Company in preparing its consolidated financial statements. The most current discussion of our critical accounting policies appears in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations of our 2022 Form 10-K, and the most current discussion of our significant accounting policies appears in Note 2- Significant Accounting Polices in Notes to Consolidated Financial Statements of our 2022 Form 10-K;
•The Company’s fiscal 2022 audited consolidated financial statements and notes thereto included in our 2022 Form 10-K; and
•Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our 2022 Form 10-K.
In addition to historical information, this MD&A and other parts of this Quarterly Report on Form 10-Q contain forward-looking statements within the meaning of the United States Private Securities Litigation Reform Act of 1995. Forward-looking statements are statements that do not directly relate to any historical or current fact. When used herein, words such as “expects,” “anticipates,” “believes,” “seeks,” “estimates,” “plans,” “intends,” “future,” “will,” “would,” “could,” “can,” “may,” and similar words are intended to identify forward-looking statements. Examples of forward-looking statements include, but are not limited to, statements we make concerning our business, financial condition and results of operations and our expectations as to our future growth, prospects, financial outlook and business strategy for fiscal year 2023 or future fiscal years, our expectations for the percentage of backlog we will realize as revenue in fiscal year 2023, and the anticipated benefits of any acquisition or the strategic investment in PA Consulting. Although such statements are based on management’s current estimates and expectations, and/or currently available competitive, financial, and economic data, forward-looking statements are inherently uncertain, and you should not place undue reliance on such statements as actual results may differ materially. We caution the reader that there are a variety of risks, uncertainties and other factors that could cause actual results to differ materially from what is contained, projected or implied by our forward-looking statements. Such factors include our ability to execute on our three-year corporate strategy, including our ability to invest in the tools needed to fully implement our strategy, competition from existing and future competitors in our target markets, our ability to achieve the cost-savings and synergies contemplated by our recent acquisitions within the expected time frames or to achieve them fully and to successfully integrate acquired businesses while retaining key personnel, the impact of the COVID-19 pandemic or any future pandemic, and any resulting economic downturn on our results, prospects and opportunities, measures or restrictions imposed by governments and health officials in response to such pandemic, the timing of the award of projects and funding and potential changes to the amounts provided for, under the Infrastructure Investment and Jobs Act, financial market risks that may affect the Company, including by affecting the Company's access to capital, the cost of such capital and/or the Company's funding obligations under defined benefit pension and postretirement plans, as well as general economic conditions, including inflation and the actions taken by monetary authorities in response to inflation, changes in interest rates and foreign currency exchange rates, changes in capital markets, the impact of a possible recession or economic downturn on our results, prospects and opportunities, and geopolitical events and conflicts, among others. The impact of such matters includes, but is not limited to, the possible reduction in demand for certain of our product solutions and services and the delay or abandonment of ongoing or anticipated projects due to the financial condition of our clients and suppliers or to governmental budget constraints or changes to governmental budgetary priorities; the inability of our clients to meet their payment obligations in a timely manner or at all; potential issues and risks related to a significant portion of our employees working remotely; illness, travel restrictions and other workforce disruptions that have and could continue to negatively affect our supply chain and our ability to timely and satisfactorily complete our clients’ projects; difficulties associated with retaining and hiring additional employees; and the inability of governments in certain of the countries in which we operate to effectively mitigate the financial or other impacts of pandemics on their economies and workforces and our operations therein. The foregoing factors and potential future developments are inherently uncertain, unpredictable and, in many cases, beyond our control. For a description of these and additional factors that may occur that could cause actual results to differ from our forward-looking statements, see those listed and discussed in Item 1A, Risk Factors included in our 2022 Form 10-K and our Quarterly Reports on Form 10-Q. We undertake no obligation to release publicly any revisions or updates to any forward-looking statements. We encourage you to read carefully the risk factors, as well as the financial and business disclosures contained in this Quarterly Report on Form 10-Q and in other documents we file from time to time with the United States Securities and Exchange Commission (the "SEC").

Business Overview
At Jacobs, we’re challenging today to reinvent tomorrow by solving the world’s most critical problems for thriving cities, resilient environments, mission-critical outcomes, operational advancement, scientific discovery and cutting-edge manufacturing, turning abstract ideas into realities that transform the world for good. Leveraging a talent force of more than 60,000, Jacobs provides a full spectrum of professional services including consulting, technical, engineering, scientific and project delivery for the government and private sectors.
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
We are now focused on broadening our leadership in sustainable, high growth sectors. As part of our strategy, our brand promise: "Challenging today. Reinventing tomorrow." signals our transition to a global technology-forward solutions company. We began trading as “J” on the New York Stock Exchange in December 2019, and in March 2021 our Global Industry Classifications Standard code changed to Research & Consulting Services. Our Focus 2023 Transformation Office is charged with driving further innovation, delivering value-creating solutions for our clients and leveraging an integrated digital and technology strategy to improve our efficiency and effectiveness, ultimately freeing up valuable time and resources for reinvestment in our people.
In the fourth quarter fiscal 2022, Jacobs Engineering Group Inc. (the predecessor parent company) created a new holding company, Jacobs Solutions Inc., which, through a reverse triangular merger, became the new parent company of Jacobs Engineering Group, Inc. As a result of the transaction, the predecessor parent company's then-current stockholders automatically became stockholders of Jacobs Solutions Inc., on a one-for-one basis, with the same number of shares and same ownership percentage of the predecessor parent company’s common stock that they held immediately prior to the transaction.

Operating Segments
The services we provide fall into the following two lines of business (LOB): Critical Mission Solutions (CMS) and People & Places Solutions (P&PS). Our LOBs, our business unit Divergent Solutions (DVS), which operates as an integrated offering to both LOBs, and a majority investment in PA Consulting (PA) constitute the Company’s reportable segments and are the foundation for how Jacobs helps create a more connected, sustainable world. For additional information regarding our segments, including information about our financial results by segment and financial results by geography, see Note 4- Revenue Accounting for Contracts of Notes to Consolidated Financial Statements.

Critical Mission Solutions (CMS)
Jacobs' Critical Mission Solutions line of business provides a full spectrum of solutions for clients to address evolving challenges like information and cyber warfare, digital transformation and modernization, national security and defense, space exploration, digital asset management and the green energy transition. Our core capabilities include program management and mission operations; systems digital engineering and mission integration, research development, test and evaluation; integration, operation, maintenance and sustainment of systems and facilities; enterprise-level IT operations and mission IT delivery, software development, and software application integration; engineering, design and construction of specialized technical facilities and systems; environmental remediation; specialized training; robotics and automation; and other highly technical consulting solutions. We deliver these capabilities for government agencies as well as commercial clients in the U.S. and international markets.

We leverage our deep experience to support clients in the Aerospace, Automotive, Space, Telecom, Intel, Defense and Energy sectors to develop lasting solutions in the communities where we live and work.

People & Places Solutions (P&PS)
Jacobs' People & Places Solutions line of business provides end-to-end solutions for our clients’ most complex challenges related to climate change, energy transition, connected mobility, integrated water management, smart cities and biopharmaceutical manufacturing. In doing so, we combine deep experience in the following markets - Infrastructure, Cities & Places, Energy & Environmental, Health & Life Sciences and Advanced Manufacturing. Our core capabilities revolve around consulting, planning, science, architecture, design and engineering, as well as infrastructure delivery services and long-term operation of facilities. Solutions may be delivered as standalone professional service engagements, comprehensive program management partnerships, and selective progressive design-build and construction management at-risk delivery services in targeted markets. Increasingly, we leverage our data science and technology-enabled expertise with our core capabilities to deliver positive and enduring solutions for the clients and communities we serve.
Our clients include national, state and local governments in the U.S., Europe, U.K., Middle East and Asia-Pacific, as well as multinational and local private sector clients throughout the world.
Divergent Solutions (DVS)

    Jacobs’ new operating segment, Divergent Solutions (DVS), serves as the core foundation for developing and delivering innovative, next-generation cloud, cyber, data and digital technologies. DVS further strengthens our ability to drive value for clients of both LOBs by leveraging a full spectrum of cyber, data analytics, systems and software application integration services across Jacobs. Our core capabilities include global strategic alliances, innovation collaboration, next-generation technologies, software and data as a service and data and secure solutions. DVS clients include government agencies and commercial clients in the U.S. and international markets.
PA Consulting
Jacobs invested in a 65% stake in PA Consulting, the consultancy that is Bringing Ingenuity to Life, which offers end-to-end innovation to accelerate new growth ideas from concept, through design and development and to commercial success. We revitalize organizations, building the leadership, culture, systems and processes to make innovation a reality. PA Consulting's team of roughly 4,000 strategists, innovators, designers, consultants, digital experts, scientists, engineers and technologists work across seven sectors: consumer and manufacturing, defense and security, energy and utilities, financial services, government, health and life sciences, and transport to make a positive impact alongside the clients it supports. PA Consulting has a diverse mix of private and public sector clients, from global household names to start-ups, to national and local public services. Recently, PA Consulting supported the launch of a new Electric Vehicle Infrastructure Fund to drive the roll-out of electric vehicle charging infrastructure in the U.K.; innovated cell and gene therapy manufacturing with Ori Biotech in the U.S.; and designed a growth strategy for Green Boom, a U.S.-based start-up that has developed a patent-pending and sustainable way to help prevent, reduce and clean up oil spills.

Together, the collective strengths of PA Consulting and Jacobs drive value creation for clients around the globe and support projects to address five key trends: product and service innovation, the future of work, sustainability and climate change.

Results of Operations for the three months ended December 30, 2022 and December 31, 2021
(in thousands, except per share information)

	For the Three Months Ended
	December 30, 2022	December 31, 2021
Revenues	$3,798,668	$3,380,625
Direct cost of contracts	(2,983,955)	(2,584,151)
Gross profit	814,713	796,474
Selling, general and administrative expenses	(576,908)	(619,141)
Operating Profit	237,805	177,333
Other Income (Expense):
Interest income	3,007	1,501
Interest expense	(40,077)	(19,426)
Miscellaneous (expense) income, net	(3,254)	9,682
Total other expense, net	(40,324)	(8,243)
Earnings from Continuing Operations Before Taxes	197,481	169,090
Income Tax Expense from Continuing Operations	(50,103)	(15,889)
Net Earnings of the Group from Continuing Operations	147,378	153,201
Net Loss of the Group from Discontinued Operations	(708)	(232)
Net Earnings of the Group	146,670	152,969
Net Earnings Attributable to Noncontrolling Interests from Continuing Operations	(7,031)	(9,252)
Net Earnings Attributable to Redeemable Noncontrolling interests	(3,992)	(9,683)
Net Earnings Attributable to Jacobs from Continuing Operations	136,355	134,266
Net Earnings Attributable to Jacobs	$135,647	$134,034
Net Earnings Per Share:
Basic Net Earnings from Continuing Operations Per Share	$1.08	$1.04
Basic Net Loss from Discontinued Operations Per Share	$(0.01)	$—
Basic Earnings Per Share	$1.07	$1.04

Diluted Net Earnings from Continuing Operations Per Share	$1.07	$1.03
Diluted Net Loss from Discontinued Operations Per Share	$(0.01)	$—
Diluted Earnings Per Share	$1.06	$1.03

Overview – Three Months Ended December 30, 2022
Net earnings attributable to the Company from continuing operations for the first fiscal quarter ended December 30, 2022 were $136.4 million (or $1.07 per diluted share), an increase of $2.1 million, from net earnings of $134.3 million (or $1.03 per diluted share) for the corresponding period last year. While operating profit levels were up for the respective three-month periods of fiscal 2023 due primarily to our P&PS business, the first fiscal quarter of 2023 was impacted by $39.7 million in pre-tax Restructuring and other charges and transaction costs compared to fiscal 2022 amounts of $75.0 million, for both periods associated mainly with the Company's transformation initiatives relating to real estate which is discussed in Note 16- Restructuring and Other Charges. Additionally, the 2023 first fiscal quarter was impacted by approximately $15.0 million in net favorable impacts from overhead cost reductions associated mainly with one-time benefit program changes, while partly offset by higher incentive and other compensation charges and higher investments in company technology platforms. Also, first quarter fiscal 2023 other expense, net, of $40.3 million was higher by $32.1 million versus first quarter fiscal 2022 amounts of $8.2 million, with the current period primarily impacted by unfavorable higher net interest expense compared to the prior year quarter as discussed further below. Our reported net earnings for the current year quarter were unfavorably impacted by higher income taxes of $34.2 million compared to the fiscal 2022 period, attributable to higher effective tax rates in the current quarter due mainly to the absence of prior year tax benefits including $15.7 million related to the release of previously valued foreign tax credits and other prior year favorable tax items combined with current quarter income tax expense items further discussed in Note 9- Income Taxes. Additionally, redeemable noncontrolling interests was $5.7 million lower in the current quarter due to unfavorable net earnings results in our PA Consulting investment compared to the prior year quarter.
On February 4, 2022, the Company acquired StreetLight Data, Inc., ("StreetLight"). For further discussion, see Note 15- Other Business Combinations.
Consolidated Results of Operations
Revenues for the first fiscal quarter of 2023 were $3.80 billion, an increase of $418.0 million, or 12.4%, from $3.38 billion for the corresponding period last year. Revenue increases for the year over year period were due mainly to the Company's P&PS and CMS legacy businesses and in addition, to a smaller degree, fiscal 2023 incremental revenues benefited from the StreetLight acquisition (owned for the full period in fiscal 2023) and other increases in our DVS business. The P&PS business benefited primarily from stronger performance in its Advanced Facilities and U.S. business operations. Our CMS business benefited from increased spending in our U.S. government business sector, which was primarily attributable to fiscal 2022 contract awards for the U.S. Department of Energy. Due to foreign currency translation impacts, revenues in our PA Consulting investment decreased (excluding translation impacts, PA Consulting experienced year over year growth). Also, revenue was unfavorably impacted by foreign currency translation of $158.5 million for the three months ended December 30, 2022 in our international businesses, with no significant impact in the prior year period. Pass-through costs included in revenues for the three months ended December 30, 2022 amounted to $673.7 million, an increase of $195.6 million, or 40.9%, from $478.1 million from the corresponding period last year.
Gross profit for the first fiscal quarter of 2023 was $814.7 million, an increase of $18.2 million, or 2.3%, from $796.5 million from the corresponding period last year. Our gross profit margins were 21.4% and 23.6% for the three months ended December 30, 2022 and December 31, 2021, respectively, with these margin differences being mainly attributable to lower utilization trends primarily in the PA Consulting business, project mix impacts in our legacy CMS portfolio and unfavorable foreign currency translation impacts, partly offset by new program startups won in fiscal 2022 and favorable performance in our P&PS advanced facilities and U.S. businesses. Additionally, gross profit benefited from favorable impacts from overhead cost reductions associated mainly with one-time benefit program changes, while partly offset by higher incentive and other compensation charges and higher investments in company technology platforms in the current year, as mentioned above.
See Segment Financial Information discussion for further information on the Company’s results of operations at the operating segment.
SG&A expenses for the three months ended December 30, 2022 were $576.9 million, a decrease of $42.2 million or (6.8)% from $619.1 million for the corresponding period last year. The current year's three months ended results were impacted by decreases in real estate related costs, as well as other department spend decreases due in part to the Company's transformation initiatives. Also, Restructuring and other charges for fiscal 2023 and 2022 included $27.1 million and $73.2 million, respectively, in costs associated with the Company's transformation initiatives relating to real estate. Lastly, SG&A expenses benefited from favorable foreign exchange impacts of $27.5 million for the three months ended December 30, 2022, with no significant impact in the corresponding prior year period.
Net interest expense for the three months ended December 30, 2022 was $37.1 million, an increase of $19.1 million from $17.9 million for the corresponding period last year. The increase in net interest expense for the three month period was due to higher levels of debt outstanding due to the funding of the StreetLight and BlackLynx acquisitions and increased borrowings associated with the payment of the settlement of a legacy litigation matter involving a subsidiary of CH2M (the "Legacy CH2M Matter") in fiscal 2022, in addition to higher interest rates.
Miscellaneous (expense) income, net for the three months ended December 30, 2022 was $(3.3) million in comparison to $9.7 million for the corresponding period last year. The $12.9 million decrease from the prior three-month comparable period was due primarily to an increase in pension costs due to higher interest rate impacts in the current year along with the prior year $6.9 million gain related to a lease termination.
The Company’s effective tax rates from continuing operations for the three months ended December 30, 2022 and December 31, 2021 were 25.4% and 9.4%, respectively. The most significant items contributing to the difference between the statutory U.S. federal corporate tax rate of 21.0% and the Company’s effective tax rate for the three months ended December 30, 2022 were U.S. state income tax expense of $4.6 million and U.S. tax on foreign earnings of $3.6 million. Both items are expected to have a continuing impact on the Company's effective tax rate for the remainder of the fiscal year.
The most significant items contributing to the difference between the statutory U.S. federal corporate tax rate of 21.0% and the Company's effective tax rate for the three months ended December 31, 2021 were a tax benefit of $15.7 million related to the release of previously reserved foreign tax credit assets, $4.2 million excess tax benefit attributable to stock compensation, and $4.0 million benefit from filing amended state returns.
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

	Three Months Ended
	December 30, 2022	December 31, 2021
Revenues from External Customers:
Critical Mission Solutions	$1,075,175	$976,777
People & Places Solutions	2,226,985	1,920,997
Divergent Solutions	214,465	192,877
PA Consulting	282,043	289,974
Total	$3,798,668	$3,380,625

	Three Months Ended
	December 30, 2022	December 31, 2021
Segment Operating Profit:
Critical Mission Solutions	$82,220	$91,239
People & Places Solutions	226,619	188,841
Divergent Solutions	11,967	23,108
PA Consulting	51,027	63,071
Total Segment Operating Profit	371,833	366,259
Other Corporate Expenses (1)	(93,686)	(105,360)
Restructuring, Transaction and Other Charges (2)	(40,342)	(83,566)
Total U.S. GAAP Operating Profit	237,805	177,333
Total Other Income (Expense), net (3)	(40,324)	(8,243)
Earnings Before Taxes from Continuing Operations	$197,481	$169,090

(1)	Other corporate expenses included intangibles amortization of $49.8 million and $46.9 million for the three months ended December 30, 2022 and December 31, 2021, respectively. Additionally, the three month period of fiscal 2023 included approximately $15.0 million in net favorable impacts from cost reductions compared to the prior year period, which was associated mainly with net favorable impacts during the current quarter from changes in employee benefit programs of $41 million offset by approximately $26 million in higher quarter over quarter spend in company technology platforms and other personnel and corporate cost increases.
(2)	Included in the three months ended December 30, 2022 and December 31, 2021 are $27.1 million and $72.3 million, respectively, in real estate impairment charges related to the Company's transformation initiatives.
(3)	The three months ended December 31, 2021 included a gain of $6.9 million related to a lease termination. Additionally, the increase in net interest expense year over year is primarily due to the higher levels of debt outstanding due to the funding of the StreetLight and BlackLynx acquisitions in fiscal 2022 and increased borrowings associated with the payment of the Legacy CH2M Matter settlement also in the prior year, in addition to higher interest rates.

Critical Mission Solutions

	Three Months Ended
	December 30, 2022	December 31, 2021
Revenue	$1,075,175	$976,777
Operating Profit	$82,220	$91,239
Critical Mission Solutions (CMS) segment revenues for the three months ended December 30, 2022 were $1.08 billion, an increase of $98.4 million, or 10.1%, from $976.8 million for the corresponding period last year. During the three months ended December 30, 2022, revenue benefited from contracts awarded in late fiscal 2022, including the Department of Energy Nuclear remediation program. Also, impacts on revenues from unfavorable foreign currency translation were approximately $33.1 million for the three month period ended December 30, 2022, compared to $2.2 million in favorable impacts in the corresponding prior year period.

Operating profit for the segment was $82.2 million for the three months ended December 30, 2022, representing a decrease of $9.0 million, or (9.9)%, from $91.2 million for the corresponding period last year. Operating profit levels were down from the prior year, with impacts from large contract wind downs in early fiscal 2022, which carried higher profit margins, offset in part by growth in nuclear remediation work for the U.S. Department of Energy noted above. Impacts on operating profit from unfavorable foreign currency translation were approximately $3.9 million for the three months ended December 30, 2022, as compared to insignificant impacts in the corresponding prior year period.
People & Places Solutions

	Three Months Ended
	December 30, 2022	December 31, 2021
Revenue	$2,226,985	$1,920,997
Operating Profit	$226,619	$188,841
Revenues for the People & Places Solutions (P&PS) segment for the three months ended December 30, 2022 was $2.23 billion, an increase of $306.0 million, or 15.9%, from $1.92 billion for the corresponding period last year. The increase in revenue for the three months ended December 30, 2022 was primarily driven by growth in both our advanced facilities and U.S. businesses as compared to the prior year corresponding period. Foreign currency translation had a $83.2 million unfavorable impact on revenues in our international businesses for the three period ended December 30, 2022, respectively, as compared to unfavorable impacts of $2.6 million in the corresponding prior year period.

Operating profit for the segment for the three month period ended December 30, 2022 was $226.6 million, an increase of $37.8 million, or 20.0%, from $188.8 million for the corresponding period last year. The year-over-year increase in operating profit for the three months ended December 30, 2022 was driven primarily by the revenue growth mentioned above while holding selling, general and administrative expenses relatively flat. Foreign currency translation had a $15.9 million unfavorable impact on operating profit in our international businesses for the three month periods ended December 30, 2022, respectively as compared to insignificant impacts in the corresponding prior year period.

Divergent Solutions

	Three Months Ended
	December 30, 2022	December 31, 2021
Revenue	$214,465	$192,877
Operating Profit	$11,967	$23,108
Revenues for the Divergent Solutions segment for the three months ended December 30, 2022 were $214.5 million, an increase of $21.6 million, or 11.2%, from $192.9 million for the corresponding period last year. The increase in revenue for the three months ended December 30, 2022 benefited from incremental revenues from the StreetLight acquisition (owned for the full period in fiscal 2023) and the startup of new programs previously won in fiscal 2022. Foreign currency translation impacts on revenue were not significant for either period.

Operating profit for the segment was $12.0 million for the three months ended December 30, 2022, a decrease of $11.1 million, or 48.2%, from $23.1 million, for the corresponding period last year. The decrease in operating profit for the three months ended December 30, 2022 was primarily driven by unfavorable impacts of changes in overhead billing rates during the current year quarter of 2023 vs. the prior year quarter mainly in our cyber intelligence market. Impacts on operating profit from foreign currency were not significant for either period.

PA Consulting

	Three Months Ended
	December 30, 2022	December 31, 2021
Revenue	$282,043	$289,974
Operating Profit	$51,027	$63,071

Revenues for the PA Consulting segment for the three months ended December 30, 2022 were $282.0 million, a decrease of $7.9 million, or 2.7%, from $290.0 million for the corresponding period last year. The decrease in revenue for the three months ended December 30, 2022 was driven by foreign currency translation which had a $41.6 million unfavorable impact on revenues in our international businesses for the three months ended December 30, 2022, and a favorable impact of $5.3 million for the corresponding prior year quarter. In local currency (primarily GBP), PA Consulting experienced an approximate 10% increase in revenues as compared to the prior year period, primarily due to higher volumes in PA Consulting's existing business for previously delayed projects in fiscal 2022.

Operating profit for the segment for the three months ended December 30, 2022 was $51.0 million, a decrease of $12.0 million, or 19.1%, from $63.1 million, for the corresponding period last year, with the decrease partly due to unfavorable foreign currency translation impacts in our international business of $6.9 million as compared to $1.0 million in favorable impact in the corresponding prior year period. Additionally, operating profit was impacted by lower utilization as compared to the prior year quarter.
Other Corporate Expenses
Other corporate expenses for the three months ended December 30, 2022 were $93.7 million, a decrease of $11.7 million from $105.4 million for the corresponding period last year. This decrease during the three month period was primarily driven by approximately $15.0 million in net favorable impacts from overhead cost reductions associated mainly with one-time benefit program changes, while partly offset by higher incentive and other compensation charges and higher investments in company technology platforms.
Included in other corporate expenses are costs and expenses which relate to general corporate activities as well as corporate-managed benefit and insurance programs. Such costs and expenses include: (i) those elements of SG&A expenses relating to the business as a whole; (ii) those elements of our incentive compensation plans relating to corporate personnel whose other compensation costs are not allocated to the LOBs; (iii) the amortization of intangible assets acquired as part of business combinations; (iv) the quarterly variances between the Company’s actual costs of certain of its self-insured integrated risk and employee benefit programs and amounts charged to the LOBs; and (v) certain adjustments relating to costs associated with the Company’s international defined benefit pension plans. In addition, other corporate expenses may also include from time to time certain adjustments to contract margins (both positive and negative)

associated with projects, as well as other items, where it has been determined that such adjustments are not indicative of the performance of the related LOB.
Restructuring and Other Charges
See Note 16- Restructuring and Other Charges for information on the Company’s activity relating to restructuring and other charges.
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
The following table summarizes our backlog at December 30, 2022 and December 31, 2021 (in millions):

	December 30, 2022	December 31, 2021
Critical Mission Solutions	$7,632	$7,525
People & Places Solutions	17,243	16,930
Divergent Solutions	3,077	3,275
PA Consulting	306	276
Total	$28,258	$28,006

The increase in backlog in Critical Mission Solutions (CMS) from December 31, 2021 was primarily driven by new business awards in the U.S. government space and nuclear remediation sectors offsetting slower growth in the U.S. Defense market.
The increase in backlog in People & Places Solutions (P&PS) from December 31, 2021 was primarily driven by new business awards in our federal, environmental and advanced facilities business.
The decrease in backlog in Divergent Solutions (DVS) from December 31, 2021 was primarily driven by delays of new awards because of continuing resolution throughout fiscal 2022.
The increase in backlog in PA Consulting from December 31, 2021 was primarily driven by strategic focus on long-term projects as well as organic year over year growth of the business.

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
Liquidity and Capital Resources
At December 30, 2022, our principal sources of liquidity consisted of $1.21 billion in cash and cash equivalents and $637.9 million of available borrowing capacity under our $2.25 billion revolving credit agreement (the "Revolving Credit Facility"). We finance much of our operations and growth through cash generated by our operations.
The amount of cash and cash equivalents at December 30, 2022 represented an increase of $70.6 million from $1.14 billion at September 30, 2022, the reasons for which are described below.
Our net cash flow provided by operations of $302.3 million during the three months ended December 30, 2022 was unfavorable by $19.3 million in comparison to the cash flow provided by operations of $321.6 million for the corresponding prior year period. The year-over-year decrease in cash from operations is primarily attributable to lower earnings after adjustments for non-cash items compared to the prior period, in addition to a small decrease in working capital performance compared to the prior period.
Our net cash used for investing activities for the three months ended December 30, 2022 was $48.7 million, compared to cash used for investing activities of $249.6 million in the corresponding prior year period, with this change due primarily to the acquisition of BlackLynx in the prior year.
Our net cash used for financing activities of $246.1 million for the three months ended December 30, 2022 resulted mainly from cash used for share repurchases of $140.5 million, $58.4 million in repurchase of redeemable noncontrolling interests and $29.8 million in dividends to shareholders and $2.3 million in dividends to noncontrolling interest holders, partly offset by net proceeds from issuance of common stock of $14.8 million. Cash provided by financing activities in the corresponding prior year period was $144.4 million, due primarily to net proceeds from borrowings of $231.4 million, offset by cash used for repurchases of redeemable noncontrolling interests of $35.1 million and $27.5 million in dividends to shareholders and $14.1 million in net dividends to noncontrolling interest holders.
At December 30, 2022, the Company had approximately $210.0 million in cash and cash equivalents held in the U.S. and $1.0 billion held outside of the U.S. (primarily in the U.K., the Eurozone, Australia, India, Canada, Israel and the United Arab Emirates), which is used primarily for funding operations in those regions. Other than the tax cost of repatriating funds to the U.S. (see Note 6- Income Taxes of Notes to Consolidated Financial Statements included in our 2022 Form 10-K), there are no material impediments to repatriating these funds to the U.S.
The Company had $292.5 million in letters of credit outstanding at December 30, 2022. Of this amount, $1.3 million was issued under the Revolving Credit Facility and $291.2 million was issued under separate, committed and uncommitted letter-of-credit facilities.
On February 6, 2023, the Company refinanced its Revolving Credit Facility and Term Loan Facilities. See Note 11- Borrowings for further discussion relating to the terms of the Revolving Credit Facility and Term Loan Facilities following the refinancing.

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
On November 19, 2021, Jacobs acquired all outstanding shares of common stock of BlackLynx, a provider of high-performance software, to complement Jacobs' portfolio of cyber, intelligence and digital solutions. The Company paid total base consideration of approximately $235.4 million in cash to the former owners of BlackLynx. In conjunction with the acquisition, the Company also paid off BlackLynx's debt of approximately $5.3 million simultaneously with the consummation of the acquisition.
We believe we have adequate liquidity and capital resources to fund our projected cash requirements for the next twelve months based on the liquidity provided by our cash and cash equivalents on hand, our borrowing capacity and our continuing cash from operations.
We were in compliance with all of our debt covenants at December 30, 2022.

Supplemental Obligor Group Financial Information

On February 6, 2023, Jacobs and its wholly-owned subsidiary, JEGI (together, the "Obligor Group"), filed an automatic shelf registration statement on Form S-3, registering, among other securities, Senior Debt Securities, and Subordinated Debt Securities of Jacobs, which may be fully and conditionally guaranteed by JEGI, and Senior Debt Securities, and Subordinated Debt Securities of JEGI, which may be fully and conditionally guaranteed by Jacobs. All other subsidiaries of the Company that will not guarantee the registered debt securities of either JEGI or Jacobs are referred to collectively as the "Non-Obligor Subsidiaries". As of the date of this report, no Senior or Subordinated Debt Securities subject to such guarantees have been issued.
In accordance with the SEC Regulation S-X Rule 13-01, set forth below is the summarized financial information for the Obligor Group on a combined basis after elimination of (i) intercompany transactions and balances between Jacobs and JEGI and (ii) equity in the earnings from and investments in the Non-Obligor Subsidiaries. This summarized financial information (in thousands) has been prepared and presented pursuant to Regulation S-X Rule 13-01, “Financial Disclosures about Guarantors and Issuers of Guaranteed Securities” and is not intended to present the financial position or results of operations of the Obligor Group in accordance with U.S. GAAP.

Three Months Ended
(in thousands)	December 30, 2022
Summarized Statement of Earnings Data
Revenue	$757,688
Direct Costs	$645,637
Selling, General and Administrative Expenses	$121,268
Net earnings attributable to Guarantor Subsidiaries from continuing operations	$(26,927)
Noncontrolling interests	$(227)

(in thousands)	December 30, 2022	September 30, 2022
Summarized Balance Sheet Data
Current assets, less receivables from Non-Guarantor Subsidiaries	$670,764	$641,281
Current receivables from Non-Guarantor Subsidiaries	$132,560	$144,564
Noncurrent assets, less noncurrent receivables from Non-Guarantor Subsidiaries	$489,598	$494,185
Noncurrent receivables from Non-Guarantor Subsidiaries	$654,156	$612,260
Current liabilities	$591,260	$573,614
Long-term Debt	$3,045,486	$2,986,124
Other Noncurrent liabilities, less amounts payable to Non-Guarantor Subsidiaries	$289,442	$289,452
Noncurrent liabilities to Non-Guarantor Subsidiaries	$462,306	$434,092
Noncontrolling interests	$765	$947
Accumulated deficit	$(2,442,181)	$(2,391,939)

Item 3. Quantitative and Qualitative Disclosures About Market Risk.
We do not enter into derivative financial instruments for trading, speculation or other similar purposes that would expose the Company to market risk. In the normal course of business, our results of operations are exposed to risks associated with fluctuations in interest rates and currency exchange rates.
Interest Rate Risk
Please see the Note 11- Borrowings in Notes to Consolidated Financial Statements appearing under Part I, Item 1 of this Quarterly Report on Form 10-Q, which is incorporated herein by reference, for a discussion of the Revolving Credit Facility, Term Loan Facilities and Note Purchase Agreement.
Our Revolving Credit Facility, Term Loan Facilities and certain other debt obligations are subject to variable rate interest which could be adversely affected by an increase in interest rates. As of December 30, 2022, we had an aggregate of $3.49 billion in outstanding borrowings under our Revolving Credit Facility and Term Loan Facilities. Interest on amounts borrowed under these agreements is subject to adjustment based on the Company’s Consolidated Leverage Ratio (as defined in the credit agreements governing the Revolving Credit Facility and the Term Loan Facilities). Depending on the Company’s Consolidated Leverage Ratio, borrowings denominated in U.S. dollars under the Revolving Credit Facility and the Term Loan Facilities bear interest at a Eurocurrency rate plus a margin of between 0.875% and 1.625% or a base rate plus a margin of between 0.0% and 0.625% including applicable margins while borrowings denominated in British pounds under these respective facilities bear interest at an adjusted SONIA rate plus a margin of between 0.875% and 1.625%. Additionally, if our Consolidated Leverage Ratio exceeds a certain amount, the interest on the Senior Notes may increase by 75 basis points. However, as discussed in Note 17- Commitments and Contingencies and Derivative Financial Instruments, we are party to swap agreements with an aggregate notional value of $894.5 million to convert the variable rate interest based liabilities associated with a corresponding amount of our debt into fixed interest rate liabilities, leaving $2.59 billion in principal amount subject to variable interest rate risk. Additionally, during fiscal 2022, we entered into two treasury lock arrangements with an aggregate notional value of $500.0 million which is disclosed in further detail in Note 17- Commitments and Contingencies and Derivative Financial Instruments.
For the three months ended December 30, 2022, our weighted average borrowings that are subject to floating rate exposure were approximately $2.81 billion. If floating interest rates had increased by 1.00%, our interest expense for the three months ended December 30, 2022 would have increased by approximately $7.0 million.
Foreign Currency Risk
In situations where the Company incurs costs in currencies other than our functional currency, we sometimes enter into foreign exchange contracts to limit our exposure to fluctuating foreign currencies. We follow the provisions of ASC No. 815, Derivatives and Hedging in accounting for our derivative contracts. The Company has $382.5 million in notional value of exchange rate sensitive instruments at December 30, 2022. See Note 17- Commitments and Contingencies and Derivative Financial Instruments for discussion.

Item 4.    Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Disclosure controls and procedures are those controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) are recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), to allow timely decisions regarding required disclosure.
The Company’s management, with the participation of its Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), evaluated the effectiveness of the Company’s disclosure controls and procedures as defined by Rule 13a-15(e) of the Exchange Act defined above, as of December 30, 2022, the end of the period covered by this Quarterly Report on Form 10-Q (the “Evaluation Date”). Based on that evaluation, the Company’s management, with the participation of the Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer) concluded that the Company’s disclosure controls and procedures, as of the Evaluation Date, were effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
There were no changes to our internal control over financial reporting which were identified in connection with the evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act during the quarter ended December 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION
Item 1.    Legal Proceedings.
The information required by this Item 1 is included in the Note 17- Commitments and Contingencies and Derivative Financial Instruments included in the Notes to Consolidated Financial Statements appearing under Part I, Item 1 of this Quarterly Report on Form 10-Q, which is incorporated herein by reference.
Item 1A.    Risk Factors.
Please refer to Item 1A- Risk Factors in our 2022 Form 10-K, which is incorporated herein by reference, for a discussion of some of the factors that have affected our business, financial condition, and results of operations in the past and which could affect us in the future. There have been no material changes to those risk factors. Before making an investment decision with respect to our common stock, you should carefully consider those risk factors, as well as the financial and business disclosures contained in this Quarterly Report on Form 10-Q and our other current and periodic reports filed with the SEC.
Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds.
There were no sales of unregistered securities during the first fiscal quarter of 2023.
Share Repurchases
On January 16, 2020, the Company's Board of Directors authorized a share repurchase program of up to $1.0 billion of the Company's common stock, that expired on January 15, 2023 (the "2020 Repurchase Authorization"). A summary of repurchases of the Company’s common stock made during the first quarter of fiscal 2023 under the 2020 Share Repurchase Authorization follows:

Period	Total Number of Shares Purchased	Average Price Per Share (1)	Total Number of Shares Purchased under the 2020 Repurchase Authorization	Approximate Dollar Value of Shares that May Yet Be Purchased Under the 2020 Repurchase Authorization (2)
October 3, 2022 - October 28, 2022	912,812	$112.10	912,812	$398,661,297
October 31, 2022 - November 25, 2022	316,876	$117.49	316,876	$361,430,317
November 28, 2022 - December 30,2022	8,000	$123.36	8,000	$360,443,420
(1)Includes commissions paid and calculated at the average price per share.
(2)Expired on January 15, 2023 when 2020 Repurchase Authorization expired.
On January 25, 2023, the Company's Board of Directors authorized an incremental share repurchase program of up to $1.0 billion of the Company's stock, to expire on January 25, 2026 (the "2023 Repurchase Authorization"). No repurchase activity has taken place under the 2023 Share Repurchase Authorization to date.
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

3.1
Amended and Restated Bylaws of Jacobs Solutions Inc., dated as of October11, 2022. Filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K/A on October14, 2022 and incorporated herein by reference.

10.1#*	Form of Restricted Stock Unit Agreement (Performance Shares – Earnings Per Share Growth) (awarded pursuant to the Jacobs Solutions Inc. 1999 Stock Incentive Plan).
10.2#*	Form of Restricted Stock Unit Agreement (Performance Shares – ROIC) (awarded pursuant to the Jacobs Solutions Inc. 1999 Stock Incentive Plan).
10.3#*	Form of Restricted Stock Unit Agreement (Time-Based Vesting) (awarded pursuant to the Jacobs Solutions Inc. 1999 Stock Incentive Plan).
10.4#*	Employment Agreement by and between Patrick X. Hill and Jacobs Group (Australia) Pty Ltd, effective as of August 1, 2021.
10.5#
Jacobs Solutions Inc. Executive Severance Plan, as amended and restated effective November 16, 2022. Filed as Exhibit 10.25 to the Registrants Annual Report on Form 10-K on November 21, 2022 and incorporated herein by reference.

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
101
The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended December 30, 2022, formatted in Inline XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Earnings, (iii) Consolidated Statements of Comprehensive Income (Loss), (iv) Consolidated Statements of Stockholders’ Equity, (v) Consolidated Statements of Cash Flows and (vi) Notes to Consolidated Financial Statements, tagged as blocks of text and including detailed tags

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended December 30, 2022, (formatted as Inline XBRL and contained in Exhibit 101).

* Filed herewith
# Management contract or compensatory plan or arrangement

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
JACOBS SOLUTIONS INC.

By:	/s/ Kevin C. Berryman
Kevin C. Berryman
President
and Chief Financial Officer
(Principal Financial Officer)

Date:	February 7, 2023