Form 10-Q
period 2023-03-31
JACOBS SOLUTIONS INC.
filed 2023-05-09
CIK 52988

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark one)
☒    Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2023
☐    Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from              to
Commission File Number 1-7463
JACOBS SOLUTIONS INC.
(Exact name of registrant as specified in its charter)

Delaware				88-1121891
(State or other jurisdiction of incorporation or organization)				(I.R.S. Employer Identification Number)

1999 Bryan Street	Suite 3500	Dallas	Texas	75201
(Address of principal executive offices)				(Zip Code)

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check-mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes   ☒  No
Number of shares of common stock outstanding at April 28, 2023: 126,850,000

JACOBS SOLUTIONS INC.

Part I - FINANCIAL INFORMATION
Item 1.    Financial Statements.

JACOBS SOLUTIONS INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share information)

	March 31, 2023	September 30, 2022
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$1,223,331	$1,140,479
Receivables and contract assets	3,518,728	3,405,381
Prepaid expenses and other	165,822	176,134
Total current assets	4,907,881	4,721,994
Property, Equipment and Improvements, net	367,217	346,676
Other Noncurrent Assets:
Goodwill	7,365,872	7,184,658
Intangibles, net	1,379,879	1,394,052
Deferred income tax assets	30,617	31,480
Operating lease right-of-use assets	446,589	476,913
Miscellaneous	504,576	504,646
Total other noncurrent assets	9,727,533	9,591,749
	$15,002,631	$14,660,419
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Current maturities of long-term debt	$51,735	$50,415
Accounts payable	967,832	966,792
Accrued liabilities	1,316,415	1,441,762
Operating lease liability	152,390	150,171
Contract liabilities	723,054	641,705
Total current liabilities	3,211,426	3,250,845
Long-term Debt	3,402,471	3,357,256
Liabilities relating to defined benefit pension and retirement plans	285,648	271,332
Deferred income tax liabilities	302,046	269,077
Long-term operating lease liability	586,805	607,447
Other deferred liabilities	120,204	167,548
Commitments and Contingencies
Redeemable Noncontrolling interests	666,007	632,522
Stockholders’ Equity:
Capital stock:
Preferred stock, $1 par value, authorized - 1,000,000 shares; issued and outstanding - none	—	—
Common stock, $1 par value, authorized - 240,000,000 shares; issued and outstanding - 126,805,092 shares and 127,393,378 shares as of March 31, 2023 and September 30, 2022, respectively	126,805	127,393
Additional paid-in capital	2,697,523	2,682,009
Retained earnings	4,393,351	4,225,784
Accumulated other comprehensive loss	(838,042)	(975,130)
Total Jacobs stockholders’ equity	6,379,637	6,060,056
Noncontrolling interests	48,387	44,336
Total Group stockholders’ equity	6,428,024	6,104,392
	$15,002,631	$14,660,419

See the accompanying Notes to Consolidated Financial Statements – Unaudited.

JACOBS SOLUTIONS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS
Three and Six Months Ended March 31, 2023 and April 1, 2022
(In thousands, except per share information)
(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	March 31, 2023	April 1, 2022	March 31, 2023	April 1, 2022
Revenues	$4,078,332	$3,834,059	$7,877,001	$7,214,684
Direct cost of contracts	(3,188,038)	(2,963,649)	(6,171,994)	(5,547,800)
Gross profit	890,294	870,410	1,705,007	1,666,884
Selling, general and administrative expenses	(600,431)	(704,195)	(1,177,339)	(1,323,336)
Operating Profit	289,863	166,215	527,668	343,548
Other Income (Expense):
Interest income	7,630	381	10,637	1,882
Interest expense	(40,613)	(21,995)	(80,690)	(41,421)
Miscellaneous (expense) income, net	(4,567)	10,681	(7,820)	20,362
Total other expense, net	(37,550)	(10,933)	(77,873)	(19,177)
Earnings from Continuing Operations Before Taxes	252,313	155,282	449,795	324,371
Income Tax Expense from Continuing Operations	(19,060)	(46,166)	(69,163)	(62,054)
Net Earnings of the Group from Continuing Operations	233,253	109,116	380,632	262,317
Net Loss of the Group from Discontinued Operations	(75)	(1)	(783)	(233)
Net Earnings of the Group	233,178	109,115	379,849	262,084
Net Earnings Attributable to Noncontrolling Interests from Continuing Operations	(7,803)	(10,261)	(14,834)	(19,514)
Net Earnings Attributable to Redeemable Noncontrolling interests	(8,863)	(10,038)	(12,855)	(19,721)
Net Earnings Attributable to Jacobs from Continuing Operations	216,587	88,817	352,943	223,082
Net Earnings Attributable to Jacobs	$216,512	$88,816	$352,160	$222,849
Net Earnings Per Share:
Basic Net Earnings from Continuing Operations Per Share	$1.71	$0.69	$2.78	$1.72
Basic Net Loss from Discontinued Operations Per Share	$—	$—	$(0.01)	$—
Basic Earnings Per Share	$1.71	$0.69	$2.78	$1.72

Diluted Net Earnings from Continuing Operations Per Share	$1.70	$0.68	$2.77	$1.71
Diluted Net Loss from Discontinued Operations Per Share	$—	$—	$(0.01)	$—
Diluted Earnings Per Share	$1.70	$0.68	$2.76	$1.71
See the accompanying Notes to Consolidated Financial Statements - Unaudited.

JACOBS SOLUTIONS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Three and Six Months Ended March 31, 2023 and April 1, 2022
(In thousands)
(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	March 31, 2023	April 1, 2022	March 31, 2023	April 1, 2022
Net Earnings of the Group	$233,178	$109,115	$379,849	$262,084
Other Comprehensive Income:
Foreign currency translation adjustment	21,951	(45,827)	187,285	(54,512)
Change in cash flow hedges	(19,811)	46,491	(29,955)	55,346
Change in pension and retiree medical plan liabilities	6	12,036	(22,259)	20,075
Other comprehensive income before taxes	2,146	12,700	135,071	20,909
Income Tax Benefit (Expense):
Foreign currency translation adjustment	968	(400)	(5,641)	2,590
Cash flow hedges	5,047	(12,290)	8,317	(15,235)
Change in pension and retiree medical plan liabilities	(351)	(728)	(659)	(2,196)
Income Tax Benefit (Expense):	5,664	(13,418)	2,017	(14,841)
Net other comprehensive income (loss)	7,810	(718)	137,088	6,068
Net Comprehensive Income of the Group	240,988	108,397	516,937	268,152
Net Earnings Attributable to Noncontrolling Interests	(7,803)	(10,261)	(14,834)	(19,514)
Net Earnings Attributable to Redeemable Noncontrolling interests	(8,863)	(10,038)	(12,855)	(19,721)
Net Comprehensive Income Attributable to Jacobs	$224,322	$88,098	$489,248	$228,917
See the accompanying Notes to Consolidated Financial Statements - Unaudited.

JACOBS SOLUTIONS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
For the Three Months Ended March 31, 2023 and April 1, 2022
(In thousands)
(Unaudited)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Jacobs Stockholders’ Equity	Noncontrolling Interests	Total Group Stockholders’ Equity
Balances at December 31, 2021	$129,153	$2,641,059	$4,087,390	$(787,656)	$6,069,946	$29,999	$6,099,945
Net earnings	—	—	88,816	—	88,816	10,261	99,077
Foreign currency translation adjustments, net of deferred taxes of $400	—	—	—	(46,227)	(46,227)	—	(46,227)
Pension liability, net of deferred taxes of $728	—	—	—	11,308	11,308	—	11,308
Change in cash flow hedges, net of deferred taxes of $12,290	—	—	—	34,201	34,201	—	34,201
Dividends	—	—	(29,871)	—	(29,871)	—	(29,871)
Redeemable Noncontrolling interests redemption value adjustment	—	—	(35,117)	—	(35,117)	—	(35,117)
Noncontrolling interests - distributions and other	—	—	—	—	—	4,272	4,272
Stock based compensation	—	18,147	—	—	18,147	—	18,147
Issuances of equity securities including shares withheld for taxes	142	16,134	(33)	—	16,243	—	16,243
Repurchases of equity securities	(395)	(8,084)	(41,521)	—	(50,000)	—	(50,000)
Balances at April 1, 2022	$128,900	$2,667,256	$4,069,664	$(788,374)	$6,077,446	$44,532	$6,121,978

Balances at December 30, 2022	$126,669	$2,672,421	$4,230,866	$(845,852)	$6,184,104	$49,494	$6,233,598
Net earnings	—	—	216,512	—	216,512	7,803	224,315
Foreign currency translation adjustments, net of deferred taxes of $(968)	—	—	—	22,919	22,919	—	22,919
Pension liability, net of deferred taxes of $351	—	—	—	(345)	(345)	—	(345)
Change in cash flow hedges, net of deferred taxes of $(5,047)	—	—	—	(14,764)	(14,764)	—	(14,764)
Dividends	—	—	(32,564)	—	(32,564)	—	(32,564)
Redeemable Noncontrolling interests redemption value adjustment	—	—	(21,177)	—	(21,177)	—	(21,177)
Noncontrolling interests - distributions and other	—	—	—	—	—	(8,910)	(8,910)
Stock based compensation	—	15,054	—	—	15,054	—	15,054
Issuances of equity securities including shares withheld for taxes	136	10,048	(286)	—	9,898	—	9,898
Balances at March 31, 2023	$126,805	$2,697,523	$4,393,351	$(838,042)	$6,379,637	$48,387	$6,428,024
See the accompanying Notes to Consolidated Financial Statements – Unaudited.

JACOBS SOLUTIONS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
For the Six Months Ended March 31, 2023 and April 1, 2022
(In thousands)

(Unaudited)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Jacobs Stockholders’ Equity	Noncontrolling Interests	Total Group Stockholders’ Equity
Balances at October 1, 2021	$128,893	$2,590,012	$4,015,578	$(794,442)	$5,940,041	$34,796	$5,974,837
Net earnings	—	—	222,849	—	222,849	19,514	242,363
Foreign currency translation adjustments, net of deferred taxes of $(2,590)	—	—	—	(51,922)	(51,922)	—	(51,922)
Pension liability, net of deferred taxes of $2,196	—	—	—	17,879	17,879	—	17,879
Change in cash flow hedges, net of deferred taxes of $15,235	—	—	—	40,111	40,111	—	40,111
Dividends	—	—	(29,994)	—	(29,994)		(29,994)
Redeemable Noncontrolling interests redemption value adjustment to Common Shareholders	—	—	(50,320)	—	(50,320)	—	(50,320)
Repurchase of redeemable noncontrolling interests	—	—	7,761	—	7,761	—	7,761
Noncontrolling interests - distributions and other	—	—	—	—	—	(9,778)	(9,778)
Stock based compensation	—	25,161	—	—	25,161	—	25,161
Issuances of equity securities including shares withheld for taxes	744	17,040	(11,904)	—	5,880	—	5,880
Repurchases of equity securities	(737)	35,043	(84,306)	—	(50,000)	—	(50,000)
Balances at April 1, 2022	$128,900	$2,667,256	$4,069,664	$(788,374)	$6,077,446	$44,532	$6,121,978

Balances at September 30, 2022	$127,393	$2,682,009	$4,225,784	$(975,130)	$6,060,056	$44,336	$6,104,392
Net earnings	—	—	352,160	—	352,160	14,834	366,994
Foreign currency translation adjustments, net of deferred taxes of $5,641	—	—	—	181,644	181,644	—	181,644
Pension liability, net of deferred taxes of $659	—	—	—	(22,918)	(22,918)	—	(22,918)
Change in cash flow hedges, net of deferred taxes of $(8,317)	—	—	—	(21,638)	(21,638)	—	(21,638)
Dividends	—	—	(33,438)	—	(33,438)	—	(33,438)
Redeemable Noncontrolling interests redemption value adjustment	—	—	(44,494)	—	(44,494)	—	(44,494)
Repurchase and issuance of redeemable noncontrolling interests	—	—	11,337	—	11,337	—	11,337
Noncontrolling interests - distributions and other	—	—	—	—	—	(10,783)	(10,783)
Stock based compensation	—	35,285	—	—	35,285	—	35,285
Issuances of equity securities including shares withheld for taxes	650	6,286	(4,771)	—	2,165	—	2,165
Repurchases of equity securities	(1,238)	(26,057)	(113,227)	—	(140,522)	—	(140,522)
Balances at March 31, 2023	$126,805	$2,697,523	$4,393,351	$(838,042)	$6,379,637	$48,387	$6,428,024
See the accompanying Notes to Consolidated Financial Statements – Unaudited.

JACOBS SOLUTIONS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Six Months Ended March 31, 2023 and April 1, 2022
(In thousands)
(Unaudited)

	For the Six Months Ended
	March 31, 2023	April 1, 2022
Cash Flows from Operating Activities:
Net earnings attributable to the Group	$379,849	$262,084
Adjustments to reconcile net earnings to net cash flows provided by operations:
Depreciation and amortization:
Property, equipment and improvements	55,686	52,620
Intangible assets	100,247	95,338
Stock based compensation	35,285	25,161
Equity in earnings of operating ventures, net of return on capital distributions	(2,931)	13,280
Loss on disposals of assets, net	828	421
Impairment of long-lived assets and equity method investment	37,217	74,585
Deferred income taxes	20,785	16,040
Changes in assets and liabilities, excluding the effects of businesses acquired:
Receivables and contract assets, net of contract liabilities	63,229	(33,881)
Prepaid expenses and other current assets	(9,940)	15,916
Miscellaneous other assets	43,472	67,201
Accounts payable	(15,109)	18,448
Accrued liabilities	(228,857)	(119,982)
Other deferred liabilities	(53,896)	(33,305)
Other, net	8,474	(7,670)
Net cash provided by operating activities	434,339	446,256
Cash Flows from Investing Activities:
Additions to property and equipment	(67,389)	(48,223)
Disposals of property and equipment and other assets	15	1,064
Capital contributions to equity investees, net of return of capital distributions	8,384	1,082
Acquisitions of businesses, net of cash acquired	(17,685)	(412,748)
Net cash used for investing activities	(76,675)	(458,825)
Cash Flows from Financing Activities:
Proceeds from long-term borrowings	2,075,495	1,519,000
Repayments of long-term borrowings	(2,129,338)	(1,125,528)
Repayments of short-term borrowings	—	(6,359)
Debt issuance costs	(11,388)	—
Proceeds from issuances of common stock	25,374	28,187
Common stock repurchases	(140,522)	(50,000)
Taxes paid on vested restricted stock	(23,209)	(28,398)
Cash dividends to shareholders	(62,788)	(57,247)
Net dividends associated with noncontrolling interests	(11,283)	(9,416)
Repurchase of redeemable noncontrolling interests	(58,353)	(35,095)
Net cash (used for) provided by financing activities	(336,012)	235,144
Effect of Exchange Rate Changes	49,761	(12,792)
Net Increase in Cash and Cash Equivalents and Restricted Cash	71,413	209,783
Cash and Cash Equivalents, including Restricted Cash, at the Beginning of the Period	1,154,207	1,026,575
Cash and Cash Equivalents, including Restricted Cash, at the End of the Period	$1,225,620	$1,236,358
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

On August 29, 2022, Jacobs Engineering Group Inc. ("JEGI"), the predecessor to Jacobs Solutions Inc., implemented a holding company structure, which resulted in Jacobs Solutions Inc. becoming the parent company of, and successor issuer to, JEGI (the "Holding Company Reorganization"). For purposes of this Quarterly Report, references to the "Company", "we", "us" or "our" or our management or business at any point prior to August 29, 2022 (the "Holding Company Implementation Date") refer to JEGI and its consolidated subsidiaries as the predecessor to Jacobs Solutions Inc.
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
In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of our consolidated financial statements at March 31, 2023, and for the three and six months ended March 31, 2023.
Our interim results of operations are not necessarily indicative of the results to be expected for the full fiscal year.
As part of the new Company strategy, during the first quarter of fiscal year 2023, Jacobs formed a reporting and operating segment, Divergent Solutions ("DVS"), to further strengthen our ability to drive value for our clients. DVS supports both lines of business as the core foundation for developing and delivering innovative, next-generation cloud, cyber, data and digital technologies. For a further discussion of our segment information, please refer to Note 18- Segment Information.
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
The following table further disaggregates our revenue by geographic area for the three and six months ended March 31, 2023 and April 1, 2022 (in thousands):

	Three Months Ended		Six Months Ended
	March 31, 2023	April 1, 2022	March 31, 2023	April 1, 2022
Revenues:
United States	$2,694,735	$2,499,737	$5,231,013	$4,648,289
Europe	931,093	937,864	1,785,666	1,804,216
Canada	61,887	67,152	123,716	132,192
Asia	35,641	36,533	70,463	68,620
India	46,829	28,844	87,173	50,992
Australia and New Zealand	170,069	181,650	331,109	359,302
Middle East and Africa	138,078	82,279	247,861	151,073
Total	$4,078,332	$3,834,059	$7,877,001	$7,214,684
Contract Liabilities
Contract liabilities represent amounts billed to clients in excess of revenue recognized to date. Revenue recognized for the three and six months ended March 31, 2023 that was previously included in the contract liability balance on September 30, 2022 was $82.7 million and $413.0 million, respectively. Revenue recognized for the three and six months ended April 1, 2022 that was included in the contract liability balance on October 1, 2021 was $79.6 million and $371.0 million, respectively.
Remaining Performance Obligation
The Company’s remaining performance obligations as of March 31, 2023 represent a measure of the total dollar value of work to be performed on contracts awarded and in progress. The Company had approximately $16.7 billion in remaining performance obligations as of March 31, 2023. The Company expects to recognize approximately 48% of our remaining performance obligations into revenue within the next twelve months and the remaining 52% thereafter.
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
The following table reconciles the denominator used to compute basic EPS to the denominator used to compute diluted EPS for the three and six months ended March 31, 2023 and April 1, 2022 (in thousands):

	Three Months Ended		Six Months Ended
	March 31, 2023	April 1, 2022	March 31, 2023	April 1, 2022
Numerator for Basic and Diluted EPS:

Net earnings from continuing operations allocated to common stock for EPS calculation	$216,587	$88,817	$352,943	$223,082

Net loss from discontinued operations allocated to common stock for EPS calculation	$(75)	$(1)	$(783)	$(233)

Net earnings allocated to common stock for EPS calculation	$216,512	$88,816	$352,160	$222,849

Denominator for Basic and Diluted EPS:

Shares used for calculating basic EPS attributable to common stock	126,886	129,333	126,855	129,337

Effect of dilutive securities:
Stock compensation plans	473	640	573	796
Shares used for calculating diluted EPS attributable to common stock	127,359	129,973	127,428	130,133

Net Earnings Per Share:
Basic Net Earnings from Continuing Operations Per Share	$1.71	$0.69	$2.78	$1.72
Basic Net Loss from Discontinued Operations Per Share	$—	$—	$(0.01)	$—
Basic Earnings Per Share	$1.71	$0.69	$2.78	$1.72
Diluted Net Earnings from Continuing Operations Per Share	$1.70	$0.68	$2.77	$1.71
Diluted Net Loss from Discontinued Operations Per Share	$—	$—	$(0.01)	$—
Diluted Earnings Per Share	$1.70	$0.68	$2.76	$1.71

Note: Per share amounts may not add due to rounding.
Share Repurchases

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

The 2020 Repurchase Authorization expired on January 15, 2023. On January 25, 2023, the Company's Board of Directors authorized an incremental share repurchase program of up to $1.0 billion of the Company's common stock, to expire on January 25, 2026 (the "2023 Repurchase Authorization"). No repurchase activity has taken place under the 2023 Share Repurchase Authorization to date. Subsequent to the expiration of the 2020 Repurchase Authorization and the approval of the 2023 Repurchase Authorization, the Company has $1.0 billion remaining under the 2023 Repurchase Authorization.
The following table summarizes the activity under the 2020 Repurchase Authorization through the second fiscal quarter of 2023:

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

Dividends
On April 27, 2023, the Company’s Board of Directors declared a quarterly dividend of $0.26 per share of the Company’s common stock to be paid on June 23, 2023, to shareholders of record on the close of business on May 26, 2023. Future dividend declarations are subject to review and approval by the Company’s Board of Directors. Dividends paid through the second fiscal quarter of 2023 and the preceding fiscal year are as follows:

Declaration Date	Record Date	Payment Date	Cash Amount (per share)
January 25, 2023	February 24, 2023	March 24, 2023	$0.26
September 15, 2022	September 30, 2022	October 28, 2022	$0.23
July 13, 2022	July 29, 2022	August 26, 2022	$0.23
April 28, 2022	May 27, 2022	June 24, 2022	$0.23
January 26, 2022	February 25, 2022	March 25, 2022	$0.23
September 23, 2021	October 15, 2021	October 29, 2021	$0.21

6.    Goodwill and Intangibles
As a result of the formation of our new Divergent Solutions operating segment beginning in the first quarter of fiscal 2023, the historical carrying value of a portion of goodwill has been reallocated to this segment based on a relative

JACOBS SOLUTIONS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
fair value basis. The carrying value of goodwill appearing in the accompanying Consolidated Balance Sheets at March 31, 2023 and September 30, 2022 was as follows (in thousands):

	Critical Mission Solutions	People & Places Solutions	Divergent Solutions	PA Consulting	Total
Balance September 30, 2022	$2,251,724	$3,196,796	$576,986	$1,159,152	$7,184,658
Acquired	—	—	—	11,956	11,956
Post-Acquisition Adjustments	—	(138)	—	877	739
Foreign currency translation and other	(4,445)	15,927	19,334	137,703	168,519
Balance March 31, 2023	$2,247,279	$3,212,585	$596,320	$1,309,688	$7,365,872
The following table provides certain information related to the Company’s acquired intangibles in the accompanying Consolidated Balance Sheets at March 31, 2023 and September 30, 2022 (in thousands):

	Customer Relationships, Contracts and Backlog	Developed Technology	Trade Names	Total
Balances September 30, 2022	$1,136,438	$88,931	$168,683	$1,394,052
Amortization	(46,116)	(7,672)	(46,459)	(100,247)
Acquired	5,537	—	—	5,537
Post-Acquisition Adjustments	(1,409)	—	—	(1,409)
Foreign currency translation and other	63,308	496	18,142	81,946
Balances March 31, 2023	$1,157,758	$81,755	$140,366	$1,379,879
The following table presents estimated amortization expense of intangible assets for the remainder of fiscal 2023 and for the succeeding years.

Fiscal Year	(in millions)
2023	$102.4
2024	203.9
2025	203.5
2026	180.5
2027	149.2
Thereafter	540.4
Total	$1,379.9

JACOBS SOLUTIONS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
7.    Receivables and Contract Assets
The following table presents the components of receivables and contract assets appearing in the accompanying Consolidated Balance Sheets at March 31, 2023 and September 30, 2022, as well as certain other related information (in thousands):

	March 31, 2023	September 30, 2022
Components of receivables and contract assets:
Amounts billed, net	$1,447,872	$1,400,088
Unbilled receivables and other	1,466,892	1,523,249
Contract assets	603,964	482,044
Total receivables and contract assets, net	$3,518,728	$3,405,381
Other information about receivables:
Amounts due from the United States federal government, included above, net of contract liabilities	$780,846	$749,323
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
8.     Accumulated Other Comprehensive Income
The following table presents the Company's roll forward of accumulated other comprehensive income (loss) after-tax as of March 31, 2023 (in thousands):

	Change in Net Pension Obligation	Foreign Currency Translation Adjustment (1)	Gain/(Loss) on Cash Flow Hedges (2)	Total
Balance at September 30, 2022	$(307,395)	$(786,040)	$118,305	$(975,130)
Other comprehensive (loss) income	(22,918)	181,644	(9,907)	148,819
Reclassifications from accumulated other comprehensive income (loss)	—	—	(11,731)	(11,731)
Balance at March 31, 2023	$(330,313)	$(604,396)	$96,667	$(838,042)
(1) Included in the overall foreign currency translation adjustment for the six months ended March 31, 2023 and April 1, 2022 are $(87.2) million and $38.3 million, respectively in unrealized gains (losses) on long-term foreign currency denominated intercompany loans not anticipated to be settled in the foreseeable future.
(2) Included in the Company’s cumulative net unrealized gains from interest rate and cross currency swaps recorded in accumulated other comprehensive income as of March 31, 2023 were approximately $19.6 million in unrealized gains, net of taxes, which are expected to be realized in earnings during the twelve months subsequent to March 31, 2023.

JACOBS SOLUTIONS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
9.    Income Taxes

                 The Company’s effective tax rates from continuing operations for the three months ended March 31, 2023 and April 1, 2022 were 7.6% and 29.7%, respectively. The most significant items contributing to the difference between the statutory U.S. federal corporate tax rate of 21.0% and the Company’s effective tax rate for the three months ended March 31, 2023 were a tax benefit of $40.2 million related to uncertain tax positions (“UTPs”) in the United States that were effectively settled, of which $30.8 million relates to positions carried forward from the acquisition of CH2M Hill Companies Ltd. that was completed in 2018, as well as a tax benefit of $8.6 million for the release of previously valued foreign tax credits. These benefits were partly offset by U.S. state income tax expense of $5.9 million and U.S. tax on foreign earnings of $4.6 million. These expense items are expected to have a continuing impact on the Company’s effective tax rate for the remainder of the fiscal year.

                  The most significant items contributing to the difference between the statutory U.S. federal corporate tax rate of 21.0% and the Company's effective tax rate for the three months ended April 1, 2022 were U.S. state income tax expense of $5.8 million, discrete foreign tax items of $5.2 million, none of which are individually significant, and U.S tax on foreign earnings of $1.3 million.

                The Company's effective tax rates from continuing operations for the six months ended March 31, 2023 and April 1, 2022 were 15.4% and 19.1%, respectively. The most significant items contributing to the difference between the statutory U.S. federal corporate tax rate of 21.0% and the Company’s effective tax rate for the six months ended March 31, 2023 were net tax benefits of $39.0 million mostly related to UTPs mentioned above and a tax benefit of $8.6 million for the release of previously valued foreign tax credits, partly offset by U.S. state income tax expense of $10.5 million and U.S. tax on foreign earnings of $8.2 million.

                 The most significant items contributing to the difference between the statutory U.S. federal corporate tax rate of 21.0% and the Company's effective tax rate for the six months ended April 1, 2022 were a net tax benefit of $12.6 million from the change in valuation allowances for previously valued foreign tax credits and India’s minimum alternate tax credit and a tax benefit of $4.9 million related to filing amended state returns, partly offset by U.S. state income tax expense of $8.9 million and U.S. tax on foreign earnings of $4.0 million.

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

10.    Joint Ventures, VIEs and Other Investments
For the Company's consolidated variable interest entities ("VIE") joint ventures, the carrying value of assets and liabilities was $362.6 million and $223.7 million, respectively, as of March 31, 2023 and $353.9 million and $228.1 million, respectively, as of September 30, 2022. There are no consolidated VIEs that have debt or credit facilities.
For the Company's proportionate consolidated VIEs, the carrying value of assets and liabilities was $123.5 million and $139.8 million, respectively, as of March 31, 2023, and $109.3 million and $129.2 million, respectively, as of September 30, 2022.
Our investments in equity method joint ventures on the Consolidated Balance Sheets (reported in Other Noncurrent Assets: Miscellaneous) as of March 31, 2023 and September 30, 2022 were $54.3 million and $56.6 million, respectively. Additionally, income from equity method joint ventures (reported in Revenue) was $7.5 million and $12.5 million, respectively, during the three months ended March 31, 2023 and April 1, 2022, with $17.5 million and $19.3 million, respectively, reporting in the corresponding six month periods. As of March 31, 2023, the Company does not have any material equity method investments that exceed its share of venture net assets.

JACOBS SOLUTIONS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
Accounts receivable from unconsolidated joint ventures accounted for under the equity method was $19.3 million and $21.1 million as of March 31, 2023 and September 30, 2022, respectively.
11.    Borrowings
At March 31, 2023 and September 30, 2022, long-term debt consisted of the following (principal amounts in thousands):

	Interest Rate	Maturity	March 31, 2023	September 30, 2022
Revolving Credit Facility	Benchmark + applicable margin (1) (2)	February 2028	$1,077,794	$1,105,294
2021 Term Loan Facility - US Portion	Benchmark + applicable margin (1) (3)	February 2026	200,000	200,000
2021 Term Loan Facility - GBP Portion	Benchmark + applicable margin (3)	September 2025	802,295	723,580
2020 Term Loan Facility	Benchmark + applicable margin (1) (4)	March 2025 (7)	882,789	882,263
Fixed-rate notes due:
Bonds, Sustainability-Linked	5.9% (5)	March 2033	500,000	—

Senior Notes, Series A	4.27%	May 2025 (6)	—	190,000
Senior Notes, Series B	4.42%	May 2028 (6)	—	180,000
Senior Notes, Series C	4.52%	May 2030 (6)	—	130,000
Less: Current Portion (7)			(51,735)	(50,415)
Less: Deferred Financing Fees			(8,672)	(3,466)
Total Long-term debt, net			$3,402,471	$3,357,256
(1)During the second quarter of fiscal 2023, the aggregate principal amounts denominated in U.S. dollars under the Revolving Credit Facility, the 2021 Term loan facility and the 2020 Term Loan Facility (each as defined below) transitioned from underlying LIBOR benchmarked rates to the Term Secured Overnight Financing Rate ("SOFR"). During fiscal 2022, the aggregate principal amounts denominated in British pounds under the Revolving Credit Facility, 2021 Term Loan Facility and 2020 Term Loan Facility transitioned from underlying LIBOR benchmarked rates to Sterling Overnight Index Average ("SONIA") rates.
(2)Depending on the Company’s Consolidated Leverage Ratio or Debt Rating (each as defined in the credit agreement governing the Revolving Credit Facility), U.S. dollar denominated borrowings under the Revolving Credit Facility bear interest at either a SOFR rate plus a margin of between 0.975% and 1.725% or a base rate plus a margin of between 0% and 0.625%. The applicable SOFR rates, or LIBOR rate for the prior fiscal year end, including applicable margins at March 31, 2023 and September 30, 2022 were approximately 6.24% and 4.08%. Borrowings denominated in British pounds bear interest at an adjusted SONIA rate plus a margin of between 0.908% and 1.658%. There were no amounts drawn in British pounds as of March 31, 2023.
(3)Depending on the Company’s Consolidated Leverage Ratio or Debt Rating (each as defined in the credit agreement governing the 2021 Term Loan Facility), U.S. dollar denominated borrowings under the 2021 Term Loan Facility bear interest at either a SOFR rate plus a margin of between 0.975% and 1.725% or a base rate plus a margin of between 0% and 0.625%. The applicable SOFR, or LIBOR rate for the prior fiscal year end, including applicable margins for borrowings denominated in U.S. dollars at March 31, 2023 and September 30, 2022 was approximately 6.23% and 4.06%. Borrowings denominated in British pounds bear interest at an adjusted SONIA rate plus a margin of between 0.908% and 1.658%, which was approximately 5.58% and 3.60% at March 31, 2023 and September 30, 2022, respectively.
(4)Depending on the Company’s Consolidated Leverage Ratio or Debt Rating (each as defined in the credit agreement governing the 2020 Term Loan Facility), U.S. dollar denominated borrowings under the 2020 Term Loan Facility bear interest at either a SOFR rate plus a margin of between 0.975% and 1.725% or a base rate plus a margin of between 0% and 0.625%. The applicable SOFR, or LIBOR rate for the prior fiscal year end, including applicable margins for borrowings denominated in U.S. dollars at March 31, 2023 and September 30, 2022 were approximately 6.28% and 4.49%. Borrowings denominated in British pounds bear interest at an adjusted SONIA rate plus a margin of between 0.908% and 1.658%, which was approximately 5.58% and 3.60% at March 31, 2023 and September 30, 2022, respectively.
(5)From and including September 1, 2028 (the “First Step Up Date”), the interest rate payable on the Bonds (as defined below) will be increased by an additional 12.5 basis points to 6.025% per annum (the “First Step Up Interest Rate”) unless the Company notifies the Trustee (as defined below) on or before the date that is 15 days prior to the First Step Up Date that the Percentage of Gender Diversity Performance Target (as defined in the First Supplemental Indenture (as defined below)) has been satisfied and receives a

JACOBS SOLUTIONS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
related assurance letter verifying such compliance. From and including September 1, 2030 (the “Second Step Up Date”) the interest rate payable on the Bonds will be increased by 12.5 basis points to (x) 6.150% per annum if the First Step Up Interest Rate was in effect immediately prior to the Second Step Up Date or (y) 6.025% per annum if the initial interest rate was in effect immediately prior to the Second Step Up Date, unless the Company notifies the Trustee on or before the date that is 15 days prior to the Second Step Up Date that the GHG Emissions Performance Target (as defined in the First Supplemental Indenture) has been satisfied and receives a related assurance letter verifying such compliance.
(6)All amounts due under the Note Purchase Agreement pursuant to which the Senior Notes (each as defined below) were issued were repaid in the first fiscal quarter of 2023.
(7)The 2020 Term Loan requires quarterly principal repayments of 1.25%, or $9.125 million and £3.125 million, of the aggregate initial principal amount borrowed.
Revolving Credit Facility and Term Loans
On February 7, 2014, Jacobs and certain of its subsidiaries entered into a $1.6 billion long-term unsecured, revolving credit facility (as amended, the “2014 Revolving Credit Facility”) with a syndicate of U.S. and international banks and financial institutions. On March 27, 2019, the Company entered into a second amended and restated credit agreement (the "Revolving Credit Facility"), which amended and restated the 2014 Revolving Credit Facility by, among other things, (a) extending the maturity date of the credit facility to March 27, 2024, (b) increasing the facility amount to $2.25 billion (with an accordion feature that allows a further increase of the facility amount up to $3.25 billion), (c) eliminating the covenants restricting investments, joint ventures and acquisitions by the Company and its subsidiaries and (d) adjusting the financial covenants to eliminate the net worth covenant upon the removal of the same covenant from the Company’s existing Note Purchase Agreement (defined below). On February 6, 2023, the Company amended and restated the Revolving Credit Facility to, among other things: (a) extend the maturity date to February 6, 2028, (b) replace and adjust interest rates based on market conditions and incorporate a sustainability-linked pricing adjustment, (c) increase the Consolidated Leverage Ratio financial covenant to 3.50:1.00 (subject to temporary increases to 4.00:1.00 following the closing of certain material acquisitions), (d) eliminate the net worth financial covenant, and (e) add Jacobs Solutions Inc. as a guarantor of the obligations of JEGI and its subsidiaries under the Revolving Credit Facility.
The Revolving Credit Facility permits the Company to borrow in U.S. dollars, certain specified foreign currencies, and any other currency that may be approved in accordance with the terms of the Revolving Credit Facility. The Revolving Credit Facility also provides for a financial letter of credit sub facility of $400.0 million, permits performance letters of credit, and provides for a $100.0 million sub facility for swing line loans. Letters of credit are subject to fees based on the Company’s Consolidated Leverage Ratio and Debt Rating, whichever is more favorable to the Company. The Company pays a facility fee of between 0.10% and 0.25% per annum depending on the Company’s Consolidated Leverage Ratio and Debt Rating.
On January 20, 2021, the Company entered into an unsecured delayed draw term loan facility (the “2021 Term Loan Facility”) with a syndicate of financial institutions as lenders. Under the 2021 Term Loan Facility, the Company borrowed an aggregate principal amount of $200.0 million and £650.0 million. The proceeds of the term loans were used primarily to fund the Company's investment in PA Consulting. The 2021 Term Loan Facility contains affirmative and negative covenants and events of default customary for financings of this type that are consistent with those included in the Revolving Credit Facility and the 2020 Term Loan Facility. On February 6, 2023, the Company amended and restated the 2021 Term Loan Facility to, among other things: (a) extend the maturity date of the U.S. dollar term loan to February 6, 2026 and the British sterling term loan to September 1, 2025, (b) replace and adjust interest rates based on market conditions and incorporate a sustainability-linked pricing adjustment, (c) increase the Consolidated Leverage Ratio financial covenant to 3.50:1.00 (subject to temporary increases to 4.00:1.00 following the closing of certain material acquisitions), (d) eliminate the net worth financial covenant, and (e) add Jacobs as a guarantor of the obligations of JEGI under the 2021 Term Loan Facility.
On March 25, 2020, the Company entered into an unsecured term loan facility (the “2020 Term Loan Facility”) with a syndicate of financial institutions as lenders. Under the 2020 Term Loan Facility, the Company borrowed an aggregate principal amount of $730.0 million and one of the Company's U.K. subsidiaries borrowed an aggregate principal amount of £250.0 million. The proceeds of the term loans were used to repay an existing term loan with a maturity date of June 2020 and for general corporate purposes. The 2020 Term Loan Facility contains affirmative and negative covenants and events of default customary for financings of this type that are consistent with those included in the Revolving Credit Facility. On February 6, 2023, the Company amended the 2020 Term Loan Facility to, among other things: (a) replace and adjust interest rates based on market conditions and incorporate a sustainability-linked pricing adjustment, (b) increase the Consolidated Leverage Ratio financial covenant to 3.50:1.00 (subject to temporary increases to 4.00:1.00 following the closing of certain material acquisitions), (c) eliminate the net worth financial covenant, and (d) add Jacobs as a guarantor of the obligations of JEGI and Jacobs U.K.

JACOBS SOLUTIONS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
The 2020 Term Loan Facility and the 2021 Term Loan Facility are together referred to as the "Term Loan Facilities".
In the fourth quarter of fiscal year 2022, the Revolving Credit Facility and Term Loan Facilities were amended to permit the Holding Company Reorganization.
We were in compliance with the covenants under the Revolving Credit Facility and Term Loan Facilities at March 31, 2023.
Bonds, Sustainability-Linked
On February 16, 2023, JEGI completed an offering of $500 million aggregate principal amount of Sustainability-Linked Senior Notes due 2033 (the “Bonds”). The Bonds are fully and unconditionally guaranteed by the Company (the “Guarantee”). The Bonds and the Guarantee were offered pursuant to a prospectus supplement, dated February 13, 2023, to the prospectus dated February 6, 2023, that forms a part of the Company's and JEGI’s automatic shelf registration statement on Form S-3ASR previously filed with the Securities and Exchange Commission, and were issued pursuant to an Indenture, dated as of February 16, 2023, between JEGI, as issuer, the Company, as guarantor, and U.S. Bank Trust Company, National Association, as trustee (the “Trustee”), as amended and supplemented by the First Supplemental Indenture, dated as of February 16, 2023 (the “First Supplemental Indenture”). Interest on the Bonds is payable semi-annually in arrears on each March 1 and September 1, commencing on September 1, 2023, until maturity. The Bonds bear interest at 5.9% per annum, subject to adjustments, as discussed in note (5) to the table above.
Prior to December 1, 2032 (the “Par Call Date”), JEGI may redeem the Bonds at its option, in whole or in part, at any time and from time to time, at the redemption price calculated by JEGI (expressed as a percentage of principal amount and rounded to three decimal places) equal to the greater of: (1) (a) the sum of the present values of the remaining scheduled payments of principal and interest on the Bonds being redeemed, assuming that such Bonds matured on the Par Call Date, discounted to the redemption date on a semiannual basis (assuming a 360-day year of twelve 30-day months), at the Treasury Rate (as defined in the First Supplemental Indenture) plus 35 basis points, less (b) interest accrued to the redemption date, and (2) 100% of the principal amount of such Bonds to be redeemed, plus, in either case, accrued and unpaid interest on the Bonds, if any, to, but excluding, the redemption date. At any time and from time to time on or after the Par Call Date, JEGI may redeem the Bonds, at its option, in whole or in part, at a redemption price equal to 100% of the principal amount of the Bonds to be redeemed, plus accrued and unpaid interest thereon, if any, up to, but excluding, the redemption date.
Senior Notes, Series A, B and C
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
We believe the carrying value of the Revolving Credit Facility, the Term Loan Facilities and other debt outstanding approximates fair value based on the interest rates and scheduled maturities applicable to the outstanding borrowings. The fair value of the Bonds is estimated to be $497.1 million at March 31, 2023, based on Level 2 inputs. The fair value is determined by discounting future cash flows using interest rates available for issuances with similar terms and average maturities.
Other arrangements
During fiscal 2022, the Company entered into two treasury lock agreements with an aggregate notional value of $500.0 million to manage its expected interest rate exposure in anticipation of issuing up to $500 million of fixed rate debt. On February 13, 2023 and with the issuance of the Bonds, the Company settled these treasury lock agreements. See Note 17- Commitments and Contingencies and Derivative Financial Instruments for more discussion around this transaction.

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
The Company has issued $1.3 million in letters of credit under the Revolving Credit Facility, leaving $1.17 billion of available borrowing capacity under the Revolving Credit Facility at March 31, 2023. In addition, the Company had issued $321.1 million under separate, committed and uncommitted letter-of-credit facilities for total issued letters of credit of $322.4 million at March 31, 2023.
12.    Leases
The components of lease expense (reflected in selling, general and administrative expenses) for the three and six months ended March 31, 2023 and April 1, 2022 were as follows (in thousands):

	Three Months Ended		Six Months Ended
	March 31, 2023	April 1, 2022	March 31, 2023	April 1, 2022
Lease expense
Operating lease expense	$35,539	$37,213	$70,821	$77,751
Variable lease expense	9,416	8,854	18,762	15,939
Sublease income	(4,414)	(3,922)	(8,820)	(7,590)
Total lease expense	$40,541	$42,145	$80,763	$86,100
Supplemental information related to the Company's leases for the six months ended March 31, 2023 and April 1, 2022 was as follows (in thousands):

	Six Months Ended
	March 31, 2023	April 1, 2022
Cash paid for amounts included in the measurements of lease liabilities	$92,142	$119,031
Right-of-use assets obtained in exchange for new operating lease liabilities	$42,150	$27,838
Weighted average remaining lease term - operating leases	6.1 years	6.6 years
Weighted average discount rate - operating leases	3.0%	2.7%
Total remaining lease payments under the Company's leases for the remainder of fiscal 2023 and for the succeeding years is as follows (in thousands):

Fiscal Year	Operating Leases
2023	$88,355
2024	161,867
2025	135,506
2026	113,639
2027	92,933
Thereafter	220,982
813,282
Less Interest	(74,087)
$739,195

Right-of-Use and Other Long-Lived Asset Impairment

JACOBS SOLUTIONS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
During the fiscal first quarter of 2023 and 2022, as a result of the Company's transformation initiatives, including the changing nature of the Company's use of office space for its workforce, the Company evaluated its existing real estate lease portfolio. These initiatives resulted in the abandonment of certain leased office spaces and the establishment of a formal plan to sublease certain other leased spaces that will no longer be utilized by the Company. In connection with the Company’s actions related to these initiatives, the Company evaluated certain of its lease right-of-use assets and related property, equipment and leasehold improvements for impairment under ASC 360.

As a result of the analysis, the Company recognized impairment losses during the three and six months ended March 31, 2023 of $10.1 million and $37.2 million, respectively, compared to $2.3 million and $74.6 million from the corresponding periods last year, which are included in selling, general and administrative expenses in the accompanying statement of earnings. The impairment losses recorded include $32.4 million and $56.6 million related to right-of-use lease assets and $4.8 million and $18.0 million related to other long-lived assets, including property, equipment and improvements and leasehold improvements for the fiscal 2023 and 2022 periods, respectively.

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
13.    Pension and Other Postretirement Benefit Plans
The following table presents the components of net periodic pension benefit recognized in earnings during the three and six months ended March 31, 2023 and April 1, 2022 (in thousands):

	Three Months Ended		Six Months Ended
	March 31, 2023	April 1, 2022	March 31, 2023	April 1, 2022
Component:
Service cost	$1,748	$1,709	$3,496	$3,418
Interest cost	20,233	13,784	40,466	27,568
Expected return on plan assets	(21,091)	(23,263)	(42,182)	(46,526)
Amortization of previously unrecognized items	1,304	3,092	2,608	6,184
Total net periodic pension benefit cost/(income) recognized	$2,194	$(4,678)	$4,388	$(9,356)
The service cost component of net periodic pension benefit is presented in the same line item as other compensation costs (direct cost of contracts and selling, general and administrative expenses) and the other components of net periodic pension expense are presented in miscellaneous income (expense), net on the Consolidated Statements of Earnings.
The following table presents certain information regarding the Company’s cash contributions to our pension plans for fiscal 2023 (in thousands):

Cash contributions made during the first six months of fiscal 2023	$14,793
Cash contributions projected for the remainder of fiscal 2023	11,858
Total	$26,651

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
During the first half of fiscal 2023 and 2022, PA Consulting repurchased certain shares of the redeemable noncontrolling interest holders for $58.4 million and $35.1 million, respectively, in cash.
Changes in the redeemable noncontrolling interests during the six months ended March 31, 2023 are as follows (in thousands):

Balance at September 30, 2022	$632,522
Accrued Preferred Dividend to Preference Shareholders	33,786
Attribution of Preferred Dividend to Common Shareholders	(33,786)
Net earnings attributable to redeemable noncontrolling interests to Common Shareholders	12,855
Redeemable Noncontrolling interests redemption value adjustment	44,494
Repurchase of redeemable noncontrolling interests	(69,690)
Cumulative translation adjustment and other	45,826
Balance at March 31, 2023	$666,007
In addition, certain employees and non-employees of PA Consulting are eligible to receive equity-based incentive grants in the future under the terms of the applicable agreements. During first six months of fiscal 2023 and 2022, the Company recorded $1.1 million and $1.0 million, respectively, in expenses associated with these agreements which is reflected in selling, general and administrative expenses in the consolidated statements of earnings.
Restricted Cash
The Company, through its investment in PA Consulting, held $2.3 million and $13.7 million at March 31, 2023 and September 30, 2022, respectively, in cash that is restricted from general use and is included in prepaid expenses and other current assets on the Consolidated Balance Sheets.

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
During fiscal 2021, the Company implemented certain restructuring and integration initiatives relating to the acquisition of Buffalo Group LLC ("Buffalo Group") as well as integration related activities associated with our PA Consulting investment. The activities of the Buffalo Group initiative are substantially completed and the activities of the PA Consulting initiative are expected to end before the end of fiscal 2025.
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

JACOBS SOLUTIONS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
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
The following table summarizes the impacts of the Restructuring and other charges by reportable segment in connection with the CH2M, KeyW, John Wood Group's nuclear business, Buffalo Group, StreetLight and BlackLynx acquisitions, the PA Consulting investment, the ECR sale and the Company's transformation initiatives relating to real estate and other staffing programs for the three and six months ended March 31, 2023 and April 1, 2022 (in thousands):

	Three Months Ended		Six Months Ended
	March 31, 2023	April 1, 2022	March 31, 2023	April 1, 2022
Critical Mission Solutions	$1,052	$3,462	$3,264	$4,616
People & Places Solutions	5,869	671	33,186	61,840
Divergent Solutions	3,630	—	5,212	—
PA Consulting	—	1,517	—	1,716
Corporate	2,289	102,514	5,622	109,352
Total	$12,840	$108,164	$47,284	$177,524
Amounts included in:
Operating profit (mainly SG&A) (1)	$12,873	$110,171	$47,945	$188,075
Other (Income) Expense, net (2)	(33)	(2,007)	(661)	(10,551)
	$12,840	$108,164	$47,284	$177,524

(1)Included in the three and six month periods ended March 31, 2023 were $11.0 million and $38.7 million, respectively, and the six month period in fiscal 2022 included approximately $71.0 million in charges associated mainly with real estate impairments and related charges, the majority of which related to People and Places Solutions. Included in the three and six month periods ended April 1, 2022 was $91.3 million related to the final pre-tax settlement of the Legacy CH2M Matter (defined below), net of previously recorded reserves.
(2)The six month periods ended March 31, 2023 and April 1, 2022 included gains of $0.7 million and $7.1 million, respectively, related to lease terminations.

JACOBS SOLUTIONS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
The activity in the Company’s accruals for Restructuring and other charges for the six months ended March 31, 2023 is as follows (in thousands):

Balance at September 30, 2022	$4,137
Net Charges (Credits) (1)	8,581
Payments and other	(9,603)
Balance at March 31, 2023	$3,115
(1)    Excludes $38.7 million associated mainly with real estate related impairments and other transformation activities described above during the six months ended March 31, 2023.
The following table summarizes the Restructuring and other charges by major type of costs for the three and six months ended March 31, 2023 and April 1, 2022 (in thousands):

	Three Months Ended		Six Months Ended
	March 31, 2023	April 1, 2022	March 31, 2023	April 1, 2022
Lease Abandonments and Impairments	$10,443	$2,294	$37,273	$67,837
Voluntary and Involuntary Terminations	1,939	4,548	8,509	5,111
Outside Services	802	11,500	1,478	16,176
Other (1)	(344)	89,822	24	88,400
Total	$12,840	$108,164	$47,284	$177,524
(1) The three and six month periods ended April 1, 2022 amounts are comprised mainly of $91.3 million in other charges related to the final pre-tax settlement of the Legacy CH2M Matter, net of previously recorded reserves.
Cumulative amounts incurred to date under our various Restructuring and other activities described above by each major type of cost as of March 31, 2023 are as follows (in thousands):

Lease Abandonments and Impairments	$424,875
Voluntary and Involuntary Terminations	158,886
Outside Services	317,811
Other	208,289
Total	$1,109,861

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
During fiscal 2022, the Company entered into two treasury lock agreements with an aggregate notional value of $500 million to manage its interest rate exposure to the anticipated issuance of fixed rate debt before December 2023. On February 13, 2023, the Company settled these treasury lock agreements and issued the Bonds in the aggregate principal amount of $500 million, which resulted in the receipt of cash and a gain of $37.4 million, before tax, which is being amortized to interest expense and recognized over the term of the Bonds. See Note 11- Borrowings for further discussion relating to the terms of the Bonds. The fair value of the treasury locks at September 30, 2022 was $40.9 million, all of which was included in current assets within receivables and contract assets on the consolidated balance sheet. The net gain on these instruments was $27.9 million and $30.8 million, net of tax, and is included in accumulated other comprehensive income as of March 31, 2023 and September 30, 2022, respectively.

JACOBS SOLUTIONS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
The Company is party to interest rate swap agreements and a cross-currency swap agreement with notional values of $771.7 million and $127.8 million, respectively, as of March 31, 2023 to manage the interest rate exposure on our variable rate loans and the foreign currency exposure on our USD borrowings by a European subsidiary. By entering into the swap agreements, the Company converted the LIBOR and SONIA rate based liabilities into fixed rate liabilities and, for the cross currency swap, our LIBOR rate based borrowing in USD to a fixed rate Euro liability, for periods ranging from three and a half to ten years. During the second quarter of fiscal 2023, the aggregate liability amounts denominated in U.S. dollars transitioned from underlying LIBOR benchmarked rates to the Secured Overnight Financing Rate ("SOFR") and the terms of the swaps were amended accordingly. The swaps were designated as cash-flow hedges in accordance with ASC 815, Derivatives and Hedging. The fair value of the interest rate and cross currency swaps at March 31, 2023 and September 30, 2022 was $91.3 million and $128.2 million, respectively, which is included in miscellaneous other assets on the Consolidated Balance Sheets. The unrealized net gain (loss) on these interest rate and cross currency swaps was $68.8 million and $87.5 million, net of tax, and was included in accumulated other comprehensive income as of March 31, 2023 and September 30, 2022, respectively.
Additionally, the Company held foreign exchange forward contracts in currencies that support our operations, including British Pound, Euro, Australian Dollar and other currencies, with notional values of $720.9 million at March 31, 2023 and $298.2 million at September 30, 2022. The length of these contracts currently ranges from one week to 12 months. The fair value of the foreign exchange contracts at March 31, 2023 and September 30, 2022 was $20.4 million and $(3.2) million, respectively, which is included within receivables and contract assets for the current period and within accounts payable for the prior period on the Consolidated Balance Sheets and with associated income statement impacts included in miscellaneous income (expense) in the Consolidated Statements of Earnings.
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
At March 31, 2023 and September 30, 2022, the Company had issued and outstanding approximately $322.4 million and $280.5 million, respectively, in LOCs and $2.0 billion and $2.2 billion, respectively, in surety bonds.
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

JACOBS SOLUTIONS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
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
Litigation and Investigations
In 2012, CH2M HILL Australia PTY Limited, a subsidiary of CH2M, entered into a 50/50 integrated joint venture with Australian construction contractor UGL Infrastructure Pty Limited. The joint venture entered into a Consortium Agreement with General Electric and GE Electrical International Inc. The Consortium was awarded a subcontract by JKC Australia LNG Pty Limited ("JKC") for the engineering, procurement, construction and commissioning of a 360 MW Combined Cycle Power Plant for INPEX Operations Australia Pty Limited at Blaydin Point, Darwin, NT, Australia (the "Legacy CH2M Matter"). The subcontract was terminated in January 2017. In or around August 2017, the Consortium commenced an arbitration. On April 12, 2022, JKC and the Consortium entered into a confidential deed of settlement (“Settlement Agreement”). Under the terms of the Settlement Agreement, CH2M, as guarantor of CH2M Australia PTY Limited’s obligations with respect to the subcontract with JKC, made a cash payment to JKC in April 2022 of AUD 640 million (or approximately $475 million using mid-April 2022 exchange rates). As a result of the settlement agreement, additional pre-tax charges of $91.3 million were recorded during the second quarter of fiscal 2022 for this matter (over amounts previously reserved and reported in long-term Other Deferred Liabilities in the Company's Consolidated Balance Sheet). The Settlement Agreement provided for a release of claims between JKC and each member of the Consortium, and in connection with this agreement the members of the Consortium also waived all claims against each other and their respective parent guarantors relating to the project.
On December 22, 2008, a coal fly ash pond at the Kingston Power Plant of the Tennessee Valley Authority ("TVA") was breached, releasing fly ash waste into the Emory River and surrounding community. In February 2009, TVA awarded a contract to the Company to provide project management services associated with the clean-up. All remediation and dredging were completed in August 2013 by other contractors under direct contracts with TVA. The Company did not perform the remediation, and its scope was limited to program management services. Certain employees of the contractors performing the cleanup work on the project filed lawsuits against the Company beginning in August 2013, alleging they were injured due to the Company's failure to protect the plaintiffs from exposure to fly ash, and asserting related personal injuries. The primary case, Greg Adkisson, et al. v. Jacobs Engineering Group Inc., case No. 3:13-CV-505-TAV-HBG, filed in the U.S. District Court for the Eastern District of Tennessee, consists of 10 consolidated cases. This case and the related cases involve several hundred plaintiffs that were employees of the contractors that completed the remediation and dredging work. The cases are at various stages of litigation and are currently stayed pending a ruling from the Tennessee Supreme Court. Additionally, in May 2019, Roane County and the cities of Kingston and Harriman filed a lawsuit against TVA and the Company alleging that they misled the public about risks associated with the released fly ash. In October 2020, the Court granted Jacobs and TVA’s motion to dismiss the Roane County litigation and closed the case. In addition, in November 2019, a resident of Roane County, Margie Delozier, filed a putative class action against TVA and the Company alleging they failed to adequately warn local residents about risks associated with the released fly ash. The Company and TVA filed separate motions to dismiss the Delozier case in April 2020. In February 2021, the Court granted dismissal of the Delozier Complaint with prejudice, with the exception of plaintiffs’ nuisance cause of action, which plaintiffs voluntarily dismissed in June 2021. In August 2021, Thomas Ryan, a resident of Roane County, filed an action against Jacobs and TVA claiming personal injury and property damage. In June 2022, the Court granted Jacobs' motion to dismiss Ryan’s action in its entirety, closing the case. Separately, in February 2020, the Company learned that the district attorney in Roane County recommended that the Tennessee Bureau of Investigation investigate issues pertaining to clean up worker safety at Kingston. On November 16, 2021, the Roane County district attorney announced that it had concluded its investigation into issues pertaining to the Kingston coal ash spill cleanup. No indictments were issued. There has been no finding of liability against the Company or that any of the alleged illnesses are the result of exposure to fly ash in any of the above matters. In the second fiscal quarter of 2023, the Company entered into a settlement agreement with the remaining plaintiffs; the amount of the settlement is not material to the Company's business, financial condition, results of operations or cash flows.

JACOBS SOLUTIONS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
18.    Segment Information
During the first quarter of fiscal 2023, the Company reorganized its operating and reporting structure to report results under a new operating segment, Divergent Solutions, in addition to the current operating segments. The Company's four operating segments are now comprised of its two global lines of business ("LOBs"): Critical Mission Solutions ("CMS") and People & Places Solutions ("P&PS"), its business unit Divergent Solutions ("DVS") and its majority investment in PA Consulting. The formation of the DVS operating segment resulted in certain portions of our CMS and P&PS businesses moving to the new segment to align with the Company's business strategy.
The Company’s Chief Executive Officer is the Chief Operating Decision Maker (“CODM”) and can evaluate the performance of each of these segments and make appropriate resource allocations among each of the segments. Under this organization, the sales function is managed by segment, and accordingly, the associated cost is embedded in the segments and reported to the respective head of each segment. In addition, a portion of the costs of other support functions (e.g., finance, legal, human resources, and information technology) is allocated to each segment using methodologies which, we believe, effectively attribute the cost of these support functions to the revenue generating activities of the Company on a rational basis. The cost of the Company’s cash incentive plan, the Leadership Performance Plan ("LPP"), formerly named the Management Incentive Plan, and the expense associated with the Jacobs 1999 Stock Incentive Plan, which was amended and restated in the second quarter of 2023 and is now referred to as the Jacobs 2023 Stock Incentive Plan (the "2023 SIP") have likewise been charged to the segments except for those amounts determined to relate to the business as a whole (which amounts remain in other corporate expenses).
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

	For the Three Months Ended		For the Six Months Ended
	March 31, 2023	April 1, 2022	March 31, 2023	April 1, 2022
Revenues from External Customers:
Critical Mission Solutions	$1,191,056	$1,134,381	$2,266,231	$2,111,159
People & Places Solutions	2,345,065	2,162,994	4,572,050	4,083,990
Divergent Solutions	241,224	239,294	455,690	432,171
PA Consulting	300,987	297,390	583,030	587,364
Total	$4,078,332	$3,834,059	$7,877,001	$7,214,684

JACOBS SOLUTIONS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

	For the Three Months Ended		For the Six Months Ended
	March 31, 2023	April 1, 2022	March 31, 2023	April 1, 2022
Segment Operating Profit:
Critical Mission Solutions	$93,943	$94,617	$176,163	$185,857
People & Places Solutions	232,205	192,713	458,825	381,554
Divergent Solutions	24,861	17,055	36,828	40,163
PA Consulting	65,631	68,332	116,658	131,402
Total Segment Operating Profit	416,640	372,717	788,474	738,976
Other Corporate Expenses (1)	(107,623)	(89,232)	(201,309)	(194,592)
Restructuring, Transaction and Other Charges (2)	(19,154)	(117,270)	(59,497)	(200,836)
Total U.S. GAAP Operating Profit	289,863	166,215	527,668	343,548
Total Other Expense, net (3)	(37,550)	(10,933)	(77,873)	(19,177)
Earnings from Continuing Operations Before Taxes	$252,313	$155,282	$449,795	$324,371

(1)
Other corporate expenses included intangibles amortization of $50.5 million and $48.4 million for the three months ended March 31, 2023 and April 1, 2022, respectively, and $100.2 million and $95.3 million, for the six months ended March 31, 2023 and April 1, 2022, respectively. Additionally, the six month period of fiscal 2023 included approximately $15.0 million in net favorable impacts from cost reductions compared to the prior year period, which was associated mainly with net favorable impacts during first quarter from changes in employee benefit programs of $41 million offset by approximately $26 million in higher spend in company technology platforms and other personnel and corporate cost increases.

(2)
The three months ended March 31, 2023 and April 1, 2022 included real estate impairment charges related to the Company's transformation initiatives of $10.1 million and $2.3 million, respectively, and $37.2 million and $74.6 million for the six months ended March 31, 2023 and April 1, 2022, respectively. Also included in the three and six months ended April 1, 2022 is $91.3 million related to the final pre-tax settlement of the Legacy CH2M Matter, net of previously recorded reserves.

(3)
The six month period ended April 1, 2022 included $3.5 million in income associated with final exit activities associated with our AWE ML investment and a gain of $7.1 million related to a lease termination. Additionally, the unfavorable change in Other Expense, net for the periods presented are attributable mainly to higher net interest expense year over year, primarily due to higher interest rates as well as the full 2023 period impacts of increased levels of debt outstanding due to fiscal 2022 incremental borrowings associated with the funding of the StreetLight and BlackLynx acquisitions and the payment of the Legacy CH2M Matter settlement.

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

JACOBS SOLUTIONS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
19. Subsequent Event
On May 9, 2023, the Company announced its intention to spin-off its CMS business into an independent publicly traded company to Jacobs’ stockholders. Jacobs expects to complete the separation by the end of fiscal year 2024 through a distribution that is intended to be tax-free to Jacobs’ shareholders for U.S. federal income tax purposes. There can be no assurances with respect to the timing or form of a separation transaction and completion remains subject to final approval by Jacobs’ Board of Directors and other customary conditions.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.
General
The purpose of this Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is to provide a narrative analysis explaining the reasons for material changes in the Company’s (i) financial condition from the most recent fiscal year-end to March 31, 2023 and (ii) results of operations during the current fiscal period(s) as compared to the corresponding period(s) of the preceding fiscal year. In order to better understand such changes, readers of this MD&A should also read:
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
In addition to historical information, this MD&A and other parts of this Quarterly Report on Form 10-Q contain forward-looking statements within the meaning of the United States Private Securities Litigation Reform Act of 1995. Forward-looking statements are statements that do not directly relate to any historical or current fact. When used herein, words such as “expects,” “anticipates,” “believes,” “seeks,” “estimates,” “plans,” “intends,” “future,” “will,” “would,” “could,” “can,” “may,” "target," "goal" and similar words are intended to identify forward-looking statements. Examples of forward-looking statements include, but are not limited to, statements we make concerning our business, financial condition and results of operations and our expectations as to our future growth, prospects, financial outlook and business strategy, our expectations for the percentage of backlog we will realize as revenue in fiscal year 2023, and the anticipated benefits of any acquisition or the strategic investment in PA Consulting. Although such statements are based on management’s current estimates and expectations, and/or currently available competitive, financial, and economic data, forward-looking statements are inherently uncertain, and you should not place undue reliance on such statements as actual results may differ materially. We caution the reader that there are a variety of risks, uncertainties and other factors that could cause actual results to differ materially from what is contained, projected or implied by our forward-looking statements. Such factors include uncertainties as to the final structure and timing of the separation of our Critical Mission Solutions ("CMS") business, the possibility that closing conditions for a separation transaction may not be satisfied or waived, the impact of the separation on the Company’s and CMS’s businesses, and a possible decrease in the trading price of their shares, if the separation is completed, the possibility that the separation may not qualify for the expected tax treatment, the risk that any consents or approvals required in connection with the separation may not be received, the risk that the separation may be more difficult, time-consuming or costly than expected, and the possibility that we may not retain key employees while the separation is pending or after it is completed, as well as factors related to our business, such as our ability to execute on our three-year corporate strategy, including our ability to invest in the tools needed to fully implement our strategy, competition from existing and future competitors in our target markets, our ability to achieve the cost-savings and synergies contemplated by our recent acquisitions within the expected time frames or to achieve them fully and to successfully integrate acquired businesses while retaining key personnel, the impact of any pandemic, and any resulting economic downturn on our results, prospects and opportunities, measures or restrictions imposed by governments and health officials in response to such pandemic, the timing of the award of projects and funding and potential changes to the amounts provided for, under the Infrastructure Investment and Jobs Act, any changes in U.S. or foreign tax laws, statutes, rules, regulations or ordinances that may adversely impact our future financial positions or results of operations, financial market risks that may affect the Company, including by affecting the Company's access to capital, the cost of such capital and/or the Company's funding obligations under defined benefit pension and postretirement plans, as well as general economic conditions, including inflation and the actions taken by monetary authorities in response to inflation, changes in interest rates and foreign currency exchange rates, changes in capital markets, the current banking crisis, the impact of a possible recession or economic downturn on our results, prospects and opportunities, and geopolitical events and conflicts, among others. The impact of such matters includes, but is not limited to, the possibility that we will not complete the spin-off or any separation transaction, the possible reduction in demand for certain of our product solutions and services and the delay or abandonment of ongoing or anticipated projects due to the financial condition of our clients and suppliers or to governmental budget constraints or changes to governmental budgetary priorities; the inability of our clients to meet their payment obligations in a timely manner or at all; potential issues and risks related to a significant portion of our employees working remotely; illness, travel restrictions and other workforce disruptions that have and could continue to negatively affect our supply chain and our ability to timely and satisfactorily complete our clients’ projects; difficulties associated with retaining and hiring additional employees; and the inability of governments in certain of the countries in which we operate to effectively mitigate the financial or other impacts of pandemics on their economies and workforces and our operations therein. The foregoing factors and potential future developments are inherently uncertain, unpredictable and, in many cases, beyond our control. For a description of these and additional factors that may occur that could cause actual results to differ from our forward-looking statements, see those listed and discussed in Item 1A, Risk Factors included in our 2022 Form 10-K and in this Quarterly Report on Form 10-Q. We undertake no obligation to release publicly any revisions or updates to any forward-looking statements. We encourage you to read carefully the risk factors, as well as the financial and business disclosures contained in this Quarterly Report on Form 10-Q and in other documents we file from time to time with the United States Securities and Exchange Commission (the "SEC").
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
Our Boldly Moving Forward strategy announced in March of 2022 provides Jacobs with a robust focus into 2025 – continuing our aggressive shift to create a fully inclusive, technology-forward company – producing the critical solutions of tomorrow. We are united by our purpose and recognize that the keys to success in the future will be different from those of today. We need to remain agile and focus on where our clients need us most, address major challenges such as global constraints on labor, and fully leverage data and technology. By shaping our future, we will produce outsized results. Starting in March of 2021, we took a deep dive into global trends, capabilities, and markets to understand the largest opportunities, their projected spend and their growth rates. The conclusion of this strategic review reinforced that our decades of deep domain expertise and capabilities squarely align with the most attractive markets. This puts us in a unique position – and creates a great opportunity – to further strengthen our competitive advantage across our core sectors by accelerating the development and scaling of differentiated products and solutions. To provide focus and enable success, we have concentrated our strategy to zero in on three needle-moving accelerators that catalyze additional growth across all markets:
Climate Response
As a purpose-led company, we know we have a pivotal role to play in addressing the climate emergency in collaboration with our clients, our employees and our entire stakeholder base. We consider this not only good business, but our duty to channel our technology-enabled expertise and capabilities toward benefiting people and the planet.
Data Solutions
As our clients navigate the digital transformation and growing cyber risks, we have positioned ourselves at the forefront of this growth, adding digital capabilities, products and tools to serve a growing set of customers.
Consulting and Advisory
Together with our visionary partner, PA Consulting, we're establishing our position in high-end advisory services, creating a springboard to expand in high value offerings beyond the core.
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

In the fourth quarter fiscal 2022, Jacobs Engineering Group Inc. (the predecessor parent company) created a new holding company, Jacobs Solutions Inc., which, through a reverse triangular merger, became the new parent company of Jacobs Engineering Group Inc. As a result of the transaction, the predecessor parent company's then-current stockholders automatically became stockholders of Jacobs Solutions Inc., on a one-for-one basis, with the same number of shares and same ownership percentage of the predecessor parent company’s common stock that they held immediately prior to the transaction.

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

Critical Mission Solutions (CMS)
Jacobs' Critical Mission Solutions line of business provides a full spectrum of solutions for clients to address evolving challenges like information and cyber warfare, digital transformation and modernization, national security and defense, space exploration, digital asset management and the green energy transition. Our core capabilities include program management and mission operations; systems digital engineering and mission integration, research, development, test and evaluation; integration, operation, maintenance and sustainment of systems and facilities; enterprise-level IT operations and mission IT delivery, software development, and software application integration; engineering, design and construction of specialized technical facilities and systems; environmental remediation; specialized training; robotics and automation; and other highly technical consulting solutions. We deliver these capabilities for government agencies as well as commercial clients in the U.S. and international markets.

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
Divergent Solutions (DVS)
    Jacobs’ new operating segment, Divergent Solutions, serves as the core foundation for developing and delivering innovative, next-generation cloud, cyber, data and digital technologies. DVS further strengthens our ability to drive value for clients of both LOBs by leveraging a full spectrum of cyber, data analytics, systems and software application integration services across Jacobs. Our core capabilities include global strategic alliances, innovation collaboration, next-generation technologies, software and data as a service and data and secure solutions. DVS clients include government agencies and commercial clients in the U.S. and international markets.

PA Consulting
Jacobs invested in a 65% stake in PA Consulting, the consultancy that is "Bringing Ingenuity to Life", which offers end-to-end innovation to accelerate new growth ideas from concept, through design and development and to commercial success. We revitalize organizations, building the leadership, culture, systems and processes to make innovation a reality. PA Consulting's team of roughly 4,000 strategists, innovators, designers, consultants, digital experts, scientists, engineers and technologists work across seven sectors: consumer and manufacturing, defense and security, energy and utilities, financial services, government, health and life sciences, and transport to make a positive impact alongside the clients it supports. PA Consulting has a diverse mix of private and public sector clients, from global household names to start-ups, to national and local public services. Recently, PA Consulting supported the launch of a new Electric Vehicle Infrastructure Fund to drive the roll-out of electric vehicle charging infrastructure in the U.K.; innovated cell and gene therapy manufacturing with Ori Biotech in the U.S.; and designed a growth strategy for Green Boom, a U.S.-based start-up that has developed a patent-pending and sustainable way to help prevent, reduce and clean up oil spills.

Together, the collective strengths of PA Consulting and Jacobs drive value creation for clients around the globe and support projects to address five key trends: product and service innovation, the future of work, sustainability and climate change.
Results of Operations for the three and six months ended March 31, 2023 and April 1, 2022

(in thousands, except per share information)

	For the Three Months Ended		For the Six Months Ended
	March 31, 2023	April 1, 2022	March 31, 2023	April 1, 2022
Revenues	$4,078,332	$3,834,059	$7,877,001	$7,214,684
Direct cost of contracts	(3,188,038)	(2,963,649)	(6,171,994)	(5,547,800)
Gross profit	890,294	870,410	1,705,007	1,666,884
Selling, general and administrative expenses	(600,431)	(704,195)	(1,177,339)	(1,323,336)
Operating Profit	289,863	166,215	527,668	343,548
Other Income (Expense):
Interest income	7,630	381	10,637	1,882
Interest expense	(40,613)	(21,995)	(80,690)	(41,421)
Miscellaneous (expense) income, net	(4,567)	10,681	(7,820)	20,362
Total other expense, net	(37,550)	(10,933)	(77,873)	(19,177)
Earnings from Continuing Operations Before Taxes	252,313	155,282	449,795	324,371
Income Tax Expense from Continuing Operations	(19,060)	(46,166)	(69,163)	(62,054)
Net Earnings of the Group from Continuing Operations	233,253	109,116	380,632	262,317
Net Loss of the Group from Discontinued Operations	(75)	(1)	(783)	(233)
Net Earnings of the Group	233,178	109,115	379,849	262,084
Net Earnings Attributable to Noncontrolling Interests from Continuing Operations	(7,803)	(10,261)	(14,834)	(19,514)
Net Earnings Attributable to Redeemable Noncontrolling interests	(8,863)	(10,038)	(12,855)	(19,721)
Net Earnings Attributable to Jacobs from Continuing Operations	216,587	88,817	352,943	223,082
Net Earnings Attributable to Jacobs	$216,512	$88,816	$352,160	$222,849
Net Earnings Per Share:
Basic Net Earnings from Continuing Operations Per Share	$1.71	$0.69	$2.78	$1.72
Basic Net Loss from Discontinued Operations Per Share	$—	$—	$(0.01)	$—
Basic Earnings Per Share	$1.71	$0.69	$2.78	$1.72

Diluted Net Earnings from Continuing Operations Per Share	$1.70	$0.68	$2.77	$1.71
Diluted Net Loss from Discontinued Operations Per Share	$—	$—	$(0.01)	$—
Diluted Earnings Per Share	$1.70	$0.68	$2.76	$1.71

Overview – Three and Six Months Ended March 31, 2023
Net earnings attributable to the Company from continuing operations for the second fiscal quarter ended March 31, 2023 were $216.6 million (or $1.70 per diluted share), an increase of $127.8 million, from net earnings of $88.8 million (or $0.68 per diluted share) for the corresponding period last year, driven mainly by higher operating profit levels during the current quarterly period. Second fiscal quarter of 2023 was impacted by $19.1 million in pre-tax Restructuring and other charges and transaction costs compared to fiscal 2022 amounts of $115.3 million, with the comparative periods both impacted by the Company's transformation initiatives relating to real estate, which is discussed in Note 16- Restructuring and Other Charges. Fiscal 2022 was also impacted by the final $91.3 million settlement of a legacy litigation matter involving a subsidiary of CH2M (the "Legacy CH2M Matter"), net of previously recorded reserves, which is further discussed in Note 17- Commitments and Contingencies and Derivative Financial Instruments. Second quarter fiscal 2023 other expense, net, was $37.6 million, an increase of $26.6 million versus second quarter fiscal 2022 amounts of $10.9 million, with the current period primarily impacted by unfavorable higher net interest expense and higher pension costs compared to the prior year quarter, as discussed further below. Further, our reported net earnings for the current year quarter were favorably impacted by lower income taxes of $27.1 million compared to the fiscal 2022 period, attributable to lower effective tax rates in the current quarter due mainly to uncertain tax positions in the United States that were effectively settled and other current quarter income tax items further discussed in Note 9- Income Taxes.
For the six months ended March 31, 2023, net earnings attributable to the Company from continuing operations were $352.9 million (or $2.77 per diluted share), an increase of $129.9 million, from net earnings of $223.1 million (or $1.71 per diluted share) for the corresponding period last year. Operating profit levels were also up for the respective year-to-date periods of fiscal 2023 (mainly in P&PS), and were also impacted by the Restructuring and other charges and transactions costs activities mentioned above relating to real estate transformation, only to a larger degree for the year-to-date period, and the final Legacy CH2M Matter settlement in fiscal 2022. Additionally, the 2023 year-to-date period was impacted by approximately $15.0 million in net favorable impacts from cost reductions associated mainly with first quarter 2023 changes in employee benefit programs, which were partly offset by higher spend in company technology platforms and other personnel and corporate cost increases. Also, year-to-date fiscal 2023 other expense, net, of $77.9 million was higher by $58.7 million versus the same period in fiscal 2022 amounts of $19.2 million, with the current period impacted by the same unfavorable higher net interest expense and higher pension costs as mentioned above. Our reported net earnings for the first half of the fiscal year were unfavorably impacted by higher income taxes of $7.1 million compared to the fiscal 2022 period, due to higher levels of pre-tax income but offset by the overall lower effective tax rates in the current quarter due mainly to uncertain tax positions in the United States that were effectively settled, combined with other current quarter income tax items further discussed in Note 9- Income Taxes. Finally, earnings attributable to redeemable noncontrolling interests were $6.9 million lower for the year-to-date period due to unfavorable net earnings results in our PA Consulting investment compared to the prior year quarter.
On February 4, 2022, the Company acquired StreetLight Data, Inc., ("StreetLight"). For further discussion, see Note 15- Other Business Combinations.
Consolidated Results of Operations
Revenues for the second fiscal quarter of 2023 were $4.08 billion, an increase of $244.3 million, or 6.4%, from $3.83 billion for the corresponding period last year. For the six months ended March 31, 2023, revenues were $7.88 billion, an increase of $662.3 million, or 9.2%, from $7.21 billion for the corresponding period last year. Revenue increases for the year over year periods were due mainly to the Company's P&PS and CMS legacy businesses and in addition, to a smaller degree, fiscal 2023 incremental revenues benefited from the StreetLight acquisition (owned for the full period in fiscal 2023) and other increases in our DVS business. The P&PS business benefited primarily from stronger performance in its Advanced Facilities and U.S. business operations. Our CMS business benefited from increased spending in our U.S. government business sector, which was primarily attributable to fiscal 2022 contract awards for the U.S. Department of Energy. Due to foreign currency translation impacts, our U.S. dollar reported revenues from our PA Consulting investment increased only slightly for the current quarterly period and decreased for the year-to-date period (on a local currency basis, PA Consulting experienced a more significant quarter over quarter growth as well as overall year over year growth). Also, revenue was unfavorably impacted by foreign currency translation of $109.0 million and $267.0 million for the three and six months ended March 31, 2023, respectively, across our international businesses, as compared to an unfavorable $51.7 million and $42.5 million for the three and six months ended April 1, 2022, respectively. Pass-through costs included in revenues for the three and six months ended March 31, 2023 amounted to $646.7 million and $1.32 billion, an increase of $74.1 million and $269.7 million, or 12.9% and 25.7%, respectively, from $572.6 million and $1.05 billion from the corresponding periods last year.

Gross profit for the second fiscal quarter of 2023 was $890.3 million, an increase of $19.9 million, or 2.3%, from $870.4 million from the corresponding period last year. Our gross profit margins were 21.8% and 22.7% for the three months ended March 31, 2023 and April 1, 2022, respectively. Gross profit for the six months ended March 31, 2023 was $1.71 billion, an increase of $38.1 million, or 2.3%, from $1.67 billion from the corresponding period last year. Our gross profit margins were 21.6% and 23.1% for the six months ended March 31, 2023 and April 1, 2022, respectively. These margin differences were mainly attributable to project mix impacts in our legacy CMS and P&PS portfolios and lower utilization trends primarily in the PA Consulting business, partly offset by new program startups won in fiscal 2022. Additionally, for the year-to-date period, gross profit was affected by net favorable impacts from cost reductions associated mainly with first quarter 2023 changes in employee benefit programs, which were partly offset by higher spend in company technology platforms and other personnel and corporate cost increases, as mentioned above, and unfavorable foreign currency translation impacts.
See Segment Financial Information discussion for further information on the Company’s results of operations at the operating segment.
SG&A expenses for the three and six months ended March 31, 2023 were $600.4 million and $1.18 billion, respectively, a decrease of $103.8 million and $146.0 million or (14.7)% and (11.0)%, from $704.2 million and $1.32 billion for the corresponding periods last year. The fiscal 2022 periods were impacted by the final pre-tax $91.3 million settlement of the Legacy CH2M Matter, net of previously recorded reserves, mentioned above. Also, Restructuring and other charges for the six months ended March 31, 2023 and April 1, 2022 included $37.2 million and $74.6 million, respectively, in costs associated with the Company's transformation initiatives relating to real estate. The current year's three and six months ended results were also impacted by higher investments in company technology platforms, offset in part by decreases in real estate related costs, as well as other department spend decreases due in part to the Company's transformation initiatives. Lastly, SG&A expenses benefited from favorable foreign exchange impacts of $23.1 million and $50.6 million, respectively, for the three and six months ended March 31, 2023 as compared to favorable impacts of $11.3 million and $9.0 million for the corresponding periods last year.
Net interest expense for the three and six months ended March 31, 2023 was $33.0 million and $70.1 million, respectively, an increase of $11.4 million and $30.5 million from $21.6 million and $39.5 million, or 52.6% and 77.2%, for the corresponding periods last year. The increase in net interest expense for the three and six month periods was due to higher interest rates and higher levels of debt outstanding in the current year, with the higher average debt levels during the current year attributable mainly to the funding of the StreetLight and BlackLynx acquisitions and increased borrowings associated with the payment of the settlement of the Legacy CH2M Matter in fiscal 2022. These increases were offset in part by $6.3 million net interest benefit related to the release of interest accruals associated with the effective settlement of uncertain tax positions during the quarter.
Miscellaneous (expense) income, net for the three and six months ended March 31, 2023 was $(4.6) million and $(7.8) million, respectively, in comparison to $10.7 million and $20.4 million for the corresponding periods last year. The unfavorable $15.2 million and $28.2 million impacts compared to the prior three and six month comparable periods were due primarily to an increase in pension costs due to higher interest rate impacts in the current year along with unfavorable foreign currency revaluations in the current year compared to the prior year and, additionally, the six-month period of fiscal 2022 also included a $7.1 million gain related to a lease termination.
The Company’s effective tax rates from continuing operations for the three months ended March 31, 2023 and April 1, 2022 were 7.6% and 29.7%, respectively. The most significant items contributing to the difference between the statutory U.S. federal corporate tax rate of 21.0% and the Company’s effective tax rate for the three months ended March 31, 2023 were a tax benefit of $40.2 million related to uncertain tax positions (“UTPs”) in the United States that were effectively settled, of which $30.8 million relates to positions carried forward from the acquisition of CH2M Hill Companies Ltd. that was completed in 2018, as well as a tax benefit of $8.6 million for the release of previously valued foreign tax credits. These benefits were partly offset by U.S. state income tax expense of $5.9 million and U.S. tax on foreign earnings of $4.6 million. These expense items are expected to have a continuing impact on the Company’s effective tax rate for the remainder of the fiscal year.

The most significant items contributing to the difference between the statutory U.S. federal corporate tax rate of 21.0% and the Company's effective tax rate for the three months ended April 1, 2022 were U.S. state income tax expense of $5.8 million, discrete foreign tax items of $5.2 million, none of which are individually significant, and U.S tax on foreign earnings of $1.3 million.

The Company's effective tax rates from continuing operations for the six months ended March 31, 2023 and April 1, 2022 were 15.4% and 19.1%, respectively. The most significant items contributing to the difference between the statutory U.S. federal corporate tax rate of 21.0% and the Company’s effective tax rate for the six months ended March 31, 2023 were net tax benefits of $39.0 million mostly related to UTPs mentioned above and a tax benefit of $8.6 million for the release of previously valued foreign tax credits, partly offset by U.S. state income tax expense of $10.5 million and U.S. tax on foreign earnings of $8.2 million.

The most significant items contributing to the difference between the statutory U.S. federal corporate tax rate of 21.0% and the Company's effective tax rate for the six months ended April 1, 2022 were a net tax benefit of $12.6 million from the change in valuation allowances for previously valued foreign tax credits and India’s minimum alternate tax credit and a tax benefit of $4.9 million related to filing amended state returns, partly offset by U.S. state income tax expense of $8.9 million and U.S. tax on foreign earnings of $4.0 million.
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

	Three Months Ended		Six Months Ended
	March 31, 2023	April 1, 2022	March 31, 2023	April 1, 2022
Revenues from External Customers:
Critical Mission Solutions	$1,191,056	$1,134,381	$2,266,231	$2,111,159
People & Places Solutions	2,345,065	2,162,994	4,572,050	4,083,990
Divergent Solutions	241,224	239,294	455,690	432,171
PA Consulting	300,987	297,390	583,030	587,364
Total	$4,078,332	$3,834,059	$7,877,001	$7,214,684

	Three Months Ended		Six Months Ended
	March 31, 2023	April 1, 2022	March 31, 2023	April 1, 2022
Segment Operating Profit:
Critical Mission Solutions	$93,943	$94,617	$176,163	$185,857
People & Places Solutions	232,205	192,713	458,825	381,554
Divergent Solutions	24,861	17,055	36,828	40,163
PA Consulting	65,631	68,332	116,658	131,402
Total Segment Operating Profit	416,640	372,717	788,474	738,976
Other Corporate Expenses (1)	(107,623)	(89,232)	(201,309)	(194,592)
Restructuring, Transaction and Other Charges (2)	(19,154)	(117,270)	(59,497)	(200,836)
Total U.S. GAAP Operating Profit	289,863	166,215	527,668	343,548
Total Other Expense, net (3)	(37,550)	(10,933)	(77,873)	(19,177)
Earnings Before Taxes from Continuing Operations	$252,313	$155,282	$449,795	$324,371

(1)	Other corporate expenses included intangibles amortization of $50.5 million and $48.4 million for the three months ended March 31, 2023 and April 1, 2022, respectively, and $100.2 million and $95.3 million, for the six months ended March 31, 2023 and April 1, 2022, respectively. Additionally, the six month period of fiscal 2023 included approximately $15.0 million in net favorable impacts from cost reductions compared to the prior year period, which was associated mainly with net favorable impacts during first quarter from changes in employee benefit programs of $41 million offset by approximately $26 million in higher spend in company technology platforms and other personnel and corporate cost increases.
(2)	The three months ended March 31, 2023 and April 1, 2022 included real estate impairment charges related to the Company's transformation initiatives of $10.1 million and $2.3 million, respectively, and $37.2 million and $74.6 million for the six months ended March 31, 2023 and April 1, 2022, respectively. Also included in the three and six months ended April 1, 2022 is $91.3 million related to the final pre-tax settlement of the Legacy CH2M Matter, net of previously recorded reserves.
(3)	The six month period ended April 1, 2022 included $3.5 million in income associated with final exit activities associated with our AWE ML investment and a gain of $7.1 million related to a lease termination. Additionally, the unfavorable change in Other Expense, net for the periods presented are attributable mainly to higher net interest expense year over year, primarily due to higher interest rates as well as the full 2023 period impacts of increased levels of debt outstanding due to fiscal 2022 incremental borrowings associated with the funding of the StreetLight and BlackLynx acquisitions and the payment of the Legacy CH2M Matter settlement.
Critical Mission Solutions

	Three Months Ended		Six Months Ended
	March 31, 2023	April 1, 2022	March 31, 2023	April 1, 2022
Revenue	$1,191,056	$1,134,381	$2,266,231	$2,111,159
Operating Profit	$93,943	$94,617	$176,163	$185,857
Critical Mission Solutions (CMS) segment revenues for the three and six months ended March 31, 2023 were $1.19 billion and $2.27 billion, respectively, an increase of $56.7 million and $155.1 million, or 5.0% and 7.3%, from $1.13 billion and $2.11 billion for the corresponding periods last year. During the three and six months ended March 31, 2023, revenue benefited from contracts awarded in fiscal 2022, including a nuclear remediation program with the Department of Energy. Also, impacts on revenues from unfavorable foreign currency translation were approximately $25.5 million and $58.6 million for the three and six-month periods ended March 31, 2023, compared to $10.1 million and $7.9 million in unfavorable impacts in the corresponding prior year periods.

Operating profit for the segment was $93.9 million and $176.2 million, respectively, for the three and six months ended March 31, 2023, which was relatively flat for the quarter-to-date period compared to the prior year and a decrease of $9.7 million, or 5.2%, from $185.9 million for the year-to-date period last year. Operating profit level trends year over year were impacted by large contract wind downs in early fiscal 2022, which carried higher profit margins, and were offset in part by growth in the nuclear remediation market and the U.S. government space market. Impacts on operating profit from unfavorable foreign currency translation were approximately $3.3 million and $7.2 million for the three and six months ended March 31, 2023, as compared to insignificant impacts in the corresponding prior year periods.

Subsequent Event
On May 9, 2023, the Company announced its intention to spin-off our CMS business into an independent publicly traded company to Jacobs’ stockholders. Jacobs is targeting to complete the separation in the second half of fiscal year 2024 through a distribution that is intended to be tax-free to Jacobs’ shareholders for U.S. federal income tax purposes. There can be no assurances with respect to the timing or form of a separation transaction and completion remains subject to final approval by Jacobs’ Board of Directors and other customary conditions.

People & Places Solutions

	Three Months Ended		Six Months Ended
	March 31, 2023	April 1, 2022	March 31, 2023	April 1, 2022
Revenue	$2,345,065	$2,162,994	$4,572,050	$4,083,990
Operating Profit	$232,205	$192,713	$458,825	$381,554
Revenues for the People & Places Solutions (P&PS) segment for the three and six-months ended March 31, 2023 were $2.35 billion and $4.57 billion, respectively, an increase of $182.1 million and $488.1 million, or 8.4% and 12.0%, from $2.16 billion and $4.08 billion for the corresponding periods last year. The increases in revenue for the three and six months ended March 31, 2023 were primarily driven by growth in both our advanced facilities and U.S. businesses as compared to the prior year corresponding periods. Foreign currency translation had a $51.2 million and $134.5 million unfavorable impact on revenues in our international businesses for the three and six month periods ended March 31, 2023, respectively, as compared to unfavorable impacts of $32.0 million and $34.6 million in the corresponding prior year periods.

Operating profit for the segment for the three and six month period ended March 31, 2023 were $232.2 million and $458.8 million, respectively, an increase of $39.5 million and $77.3 million, or 20.5% and 20.3%, from $192.7 million and $381.6 million for the corresponding periods last year. The year-over-year increases in operating profit for the three and six months ended March 31, 2023 were driven primarily by the revenue growth mentioned above while holding selling, general and administrative expenses relatively flat. Foreign currency translation had a $9.5 million and $25.4 million unfavorable impact on operating profit in our international businesses for the three and six month periods ended March 31, 2023, respectively as compared to unfavorable impacts of $6.6 million and $6.8 million in the corresponding prior year periods.

Divergent Solutions

	Three Months Ended		Six Months Ended
	March 31, 2023	April 1, 2022	March 31, 2023	April 1, 2022
Revenue	$241,224	$239,294	$455,690	$432,171
Operating Profit	$24,861	$17,055	$36,828	$40,163
Revenues for the Divergent Solutions segment for the three and six months ended March 31, 2023 were $241.2 million and $455.7 million, respectively, an increase of $1.9 million and $23.5 million, or 0.8% and 5.4%, from $239.3 million and $432.2 million for the corresponding periods last year. The increases in revenue for the three and six months ended March 31, 2023 benefited from incremental revenues from the StreetLight acquisition (owned for the full period in fiscal 2023) and the startup of new programs previously won in fiscal 2022. Foreign currency translation impacts on revenue were not significant for any period presented.

Operating profit for the segment was $24.9 million and $36.8 million, respectively, for the three and six months ended March 31, 2023, an increase of $7.8 million and a decrease of $3.3 million, or 45.8% and (8.3)%, from $17.1 million and $40.2 million for the corresponding periods last year. The increase in operating profit for the three month period was due mainly to favorable year over year software licensing revenue, with the decrease in operating profit for the six months ended March 31, 2023, primarily driven by unfavorable impacts from overhead billing rate differences during the first quarter of 2023 versus the prior year first quarter mainly in our cyber intelligence market, offset in part by the licensing revenue in the current quarter mentioned above. Impacts on operating profit from foreign currency were not significant for any periods presented.

PA Consulting

	Three Months Ended		Six Months Ended
	March 31, 2023	April 1, 2022	March 31, 2023	April 1, 2022
Revenue	$300,987	$297,390	$583,030	$587,364
Operating Profit	$65,631	$68,332	$116,658	$131,402

Revenues for the PA Consulting segment for the three and six months ended March 31, 2023 were $301.0 million and $583.0 million, respectively, an increase of $3.6 million and a decrease $4.3 million, or 1.2% and (0.7)%, from $297.4 million and $587.4 million for the corresponding periods last year. Revenues for the three and six-months ended March 31, 2023 were impacted by foreign currency translation, which had a $30.7 million and $72.3 million unfavorable impact in our international businesses, and unfavorable impacts of $9.5 million and $4.1 million in the corresponding prior year periods. In local currency (primarily GBP), PA Consulting experienced an approximate 10% increase in revenues as compared to the prior year periods, primarily due to higher volumes in PA Consulting's existing business for previously delayed projects in fiscal 2022.

Operating profit for the segment for the three and six months ended March 31, 2023 was $65.6 million and $116.7 million, respectively, a decrease of $2.7 million and $14.7 million, or 4.0% and 11.2%, from $68.3 million and $131.4 million, for the corresponding periods last year. These decreases are mainly due to unfavorable foreign currency translation impacts in our international business of $6.5 million and $13.4 million, for the three and six months ended March 31, 2023, respectively, as compared to $1.4 million and $2.5 million in unfavorable impact in the corresponding prior year periods. Additionally, operating profit was impacted in the year periods by higher labor costs due to a competitive labor market and lower utilization.
Other Corporate Expenses
Other corporate expenses for the three and six months ended March 31, 2023 were $107.6 million and $201.3 million, an increase of $18.4 million and $6.7 million, or 20.6% and 3.5%, from $89.2 million and $194.6 million for the corresponding periods last year. The increase for the three month period ended March 31, 2023 was primarily driven by continued higher investments in company technology platforms and higher incentive and other compensation charges. The increase for the year-to-date period was attributable to these higher IT and people costs in the second quarter offset by approximately $15.0 million in net favorable impacts during first quarter 2023 from cost reductions associated mainly with changes in employee benefit programs, partly offset by higher spend in company technology platforms and other personnel and corporate cost increases.

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
Backlog Information
Backlog represents revenue we expect to realize for work to be completed by our consolidated subsidiaries and our proportionate share of work to be performed by unconsolidated joint ventures. Because of variations in the nature, size, expected duration, funding commitments, and the scope of services required by our contracts, the amount and timing of when backlog will be recognized as revenues includes significant estimates and can vary greatly between individual contracts.
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
The following table summarizes our backlog at March 31, 2023 and April 1, 2022 (in millions):

	March 31, 2023	April 1, 2022
Critical Mission Solutions	$8,136	$7,509
People & Places Solutions	17,563	16,949
Divergent Solutions	2,956	3,063
PA Consulting	319	269
Total	$28,974	$27,790

The increase in backlog in Critical Mission Solutions (CMS) from April 1, 2022 was primarily driven by new business awards in the U.S. government space and nuclear remediation sectors offsetting slower growth in the U.S. Defense market.
The increase in backlog in People & Places Solutions (P&PS) from April 1, 2022 was primarily driven by new business awards in our federal, environmental and advanced facilities business.
The decrease in backlog in Divergent Solutions (DVS) from April 1, 2022 was primarily driven by delays in new awards and shorter contract extensions specifically within the government markets.
The increase in backlog in PA Consulting from April 1, 2022 was primarily driven by strategic focus on long-term projects as well as organic year over year growth of the business.

Consolidated backlog differs from the Company’s remaining performance obligations as defined by ASC 606 primarily because of contract change orders or new wins not yet processed and our national government contracts where our policy is to generally include in backlog the contract award, whether funded or unfunded excluding certain option periods while our remaining performance obligations represent a measure of the total dollar value of work to be performed on contracts awarded and in progress. Additionally, the Company does not include our proportionate share of backlog related to unconsolidated joint ventures in our remaining performance obligations.
Liquidity and Capital Resources
At March 31, 2023, our principal sources of liquidity consisted of $1.22 billion in cash and cash equivalents and $1.17 billion of available borrowing capacity under our $2.25 billion revolving credit agreement (the "Revolving Credit Facility"). We finance much of our operations and growth through cash generated by our operations.
The amount of cash and cash equivalents at March 31, 2023 represented an increase of $82.9 million from $1.14 billion at September 30, 2022, the reasons for which are described below.
Our net cash flow provided by operations of $434.3 million during the six months ended March 31, 2023 was unfavorable by $11.9 million in comparison to the cash flow provided by operations of $446.3 million for the corresponding prior year period. The year-over-year decrease in cash from operations is primarily attributable to a decrease in working capital performance compared to the prior period, offset in part by higher earnings after adjustments for non-cash items compared to the prior period.
Our net cash used for investing activities for the six months ended March 31, 2023 was $76.7 million, compared to cash used for investing activities of $458.8 million in the corresponding prior year period, with this change due primarily to the acquisition of BlackLynx and StreetLight in the prior year.
Our net cash used for financing activities of $336.0 million for the six months ended March 31, 2023 resulted mainly from cash used for share repurchases of $140.5 million, $58.4 million in repurchase of PA Consulting related redeemable noncontrolling interests, $62.8 million in dividends to shareholders and $53.8 million in net repayments of long-term borrowing, partly offset by net proceeds from issuance of common stock of $25.4 million. Cash provided by financing activities in the corresponding prior year period was $235.1 million, due primarily to net proceeds from borrowings of $387.1 million, offset by cash used for repurchases of PA Consulting related redeemable noncontrolling interests of $35.1 million and $57.2 million in dividends to shareholders and $9.4 million in net dividends to noncontrolling interest holders.
At March 31, 2023, the Company had approximately $217.3 million in cash and cash equivalents held in the U.S. and $1.0 billion held outside of the U.S. (primarily in the U.K., the Eurozone, Australia, India, Canada, Israel and the United Arab Emirates), which is used primarily for funding operations in those regions. Other than the tax cost of repatriating funds to the U.S. (see Note 6- Income Taxes of Notes to Consolidated Financial Statements included in our 2022 Form 10-K), there are no material impediments to repatriating these funds to the U.S.
The Company had $322.4 million in letters of credit outstanding at March 31, 2023. Of this amount, $1.3 million was issued under the Revolving Credit Facility and $321.1 million was issued under separate, committed and uncommitted letter-of-credit facilities.
On February 6, 2023, the Company refinanced its Revolving Credit Facility and Term Loan Facilities and on February 16, the Company issued $500.0 million in Bonds. See Note 11- Borrowings for further discussion relating to the terms of the Bonds, the Revolving Credit Facility and Term Loan Facilities following the issuance and refinancing.
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
We were in compliance with all of our debt covenants at March 31, 2023.

Supplemental Obligor Group Financial Information

On February 16, 2023, Jacobs Engineering Group Inc., a wholly-owned subsidiary of Jacobs Solutions Inc. (together, the "Obligor Group"), completed an offering of $500 million aggregate principal amount of its 5.9% Sustainability-Linked Bonds due 2033 (the “Bonds”). The Bonds are fully and unconditionally guaranteed by the Company (the “Guarantee”). The Bonds and the Guarantee were offered pursuant to a prospectus supplement, dated February 13, 2023, to the prospectus dated February 6, 2023, that forms a part of the Company and JEGI’s automatic shelf registration statement on Form S-3ASR (File Nos. 333-269605 and 333-269605-01) previously filed with the Securities and Exchange Commission.
In accordance with the SEC Regulation S-X Rule 13-01, set forth below is the summarized financial information for the Obligor Group on a combined basis after elimination of (i) intercompany transactions and balances between Jacobs and JEGI and (ii) equity in the earnings from and investments in all other subsidiaries of the Company that do not guarantee the registered securities of either Jacobs or JEG. This summarized financial information (in thousands) has been prepared and presented pursuant to Regulation S-X Rule 13-01, “Financial Disclosures about Guarantors and Issuers of Guaranteed Securities” and is not intended to present the financial position or results of operations of the Obligor Group in accordance with U.S. GAAP.

Six Months Ended
(in thousands)	March 31, 2023
Summarized Statement of Earnings Data
Revenue	$1,607,765
Direct Costs	$1,342,185
Selling, General and Administrative Expenses	$145,721
Net earnings attributable to Guarantor Subsidiaries from continuing operations	$46,407
Noncontrolling interests	$(370)

(in thousands)	March 31, 2023	September 30, 2022
Summarized Balance Sheet Data
Current assets, less receivables from Non-Guarantor Subsidiaries	$679,885	$641,281
Current receivables from Non-Guarantor Subsidiaries	$101,458	$144,564
Noncurrent assets, less noncurrent receivables from Non-Guarantor Subsidiaries	$493,648	$494,185
Noncurrent receivables from Non-Guarantor Subsidiaries	$654,179	$612,260
Current liabilities	$526,541	$573,614
Current liabilities to Non-Guarantor Subsidiaries	$55,365	$—
Long-term Debt	$3,012,542	$2,986,124
Other Noncurrent liabilities, less amounts payable to Non-Guarantor Subsidiaries	$275,167	$289,452
Noncurrent liabilities to Non-Guarantor Subsidiaries	$469,774	$434,092
Noncontrolling interests	$1,135	$947
Accumulated deficit	$(2,411,354)	$(2,391,939)

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
Our Revolving Credit Facility, Term Loan Facilities and certain other debt obligations are subject to variable rate interest which could be adversely affected by an increase in interest rates. As of March 31, 2023, we had an aggregate of $2.96 billion in outstanding borrowings under our Revolving Credit Facility and Term Loan Facilities. Interest on amounts borrowed under these agreements is subject to adjustment based on the Company’s Consolidated Leverage Ratio (as defined in the credit agreements governing the Revolving Credit Facility and the Term Loan Facilities). Depending on the Company’s Consolidated Leverage Ratio, borrowings denominated in U.S. dollars under the Revolving Credit Facility and the Term Loan Facilities bear interest at a SOFR rate plus a margin of between 0.975% and 1.725% or a base rate plus a margin of between 0.0% and 0.625% including applicable margins while borrowings denominated in British pounds under these respective facilities bear interest at an adjusted SONIA rate plus a margin of between 0.908% and 1.658%. Additionally, our Revolving Credit Facility, Term Loan Facilities and the Bonds have interest rates subject to potential increases relating to certain ESG metrics as stipulated in the related agreements and as discussed in Note 11- Borrowings.
However, as discussed in Note 17- Commitments and Contingencies and Derivative Financial Instruments, we are party to swap agreements with an aggregate notional value of $899.5 million to convert the variable rate interest based liabilities associated with a corresponding amount of our debt into fixed interest rate liabilities, leaving $2.06 billion in principal amount subject to variable interest rate risk. Additionally, during fiscal 2022, we entered into two treasury lock arrangements with an aggregate notional value of $500.0 million, which were settled in second quarter fiscal 2023, and are disclosed in further detail in Note 17- Commitments and Contingencies and Derivative Financial Instruments.
For the six months ended March 31, 2023, our weighted average borrowings that are subject to floating rate exposure were approximately $2.61 billion. If floating interest rates had increased by 1.00%, our interest expense for the six months ended March 31, 2023 would have increased by approximately $13.1 million.
Foreign Currency Risk
In situations where the Company incurs costs in currencies other than our functional currency, we sometimes enter into foreign exchange contracts to limit our exposure to fluctuating foreign currencies. We follow the provisions of ASC No. 815, Derivatives and Hedging in accounting for our derivative contracts. The Company has $720.9 million in notional value of exchange rate sensitive instruments at March 31, 2023. See Note 17- Commitments and Contingencies and Derivative Financial Instruments for discussion.

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
The Company’s management, with the participation of its Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), evaluated the effectiveness of the Company’s disclosure controls and procedures as defined by Rule 13a-15(e) of the Exchange Act defined above, as of March 31, 2023, the end of the period covered by this Quarterly Report on Form 10-Q (the “Evaluation Date”). Based on that evaluation, the Company’s management, with the participation of the Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer) concluded that the Company’s disclosure controls and procedures, as of the Evaluation Date, were effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
There were no changes to our internal control over financial reporting which were identified in connection with the evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act during the quarter ended March 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION
Item 1.    Legal Proceedings.
The information required by this Item 1 is included in the Note 17- Commitments and Contingencies and Derivative Financial Instruments included in the Notes to Consolidated Financial Statements appearing under Part I, Item 1 of this Quarterly Report on Form 10-Q, which is incorporated herein by reference.
Item 1A.    Risk Factors.
Except as set forth below, there have been no material changes in our risk factors from those disclosed in Item 1A- Risk Factors in our 2022 Form 10-K, which is incorporated herein by reference. The risk factors disclosed under that Report in addition to the other information set forth in this Report, could materially affect our business, financial condition, and results of operations. Before making an investment decision with respect to our common stock, you should carefully consider those risk factors, as well as the financial and business disclosures contained in this Quarterly Report on Form 10-Q and our other current and periodic reports filed with the SEC.
The proposed separation of our CMS business is subject to various risks and uncertainties and may not be completed in accordance with the expected plans or anticipated timeline, or at all.
On May 9, 2023, the Company announced a plan to separate its Critical Mission Solutions business, resulting in two independent public companies, each better positioned to unlock its full standalone long-term potential. The separation is intended to be effectuated through a distribution to the Jacobs’ shareholders of new publicly traded shares of the Critical Mission Solutions company, which is intended to be tax-free to Jacobs’ shareholders for U.S. federal income tax purposes. We are targeting to complete the separation in the second half of fiscal year 2024. However, we cannot assure you that any transaction will be completed on the anticipated timeline or at all, or that the form or other terms of the separation will not change, including with respect to the scope of the businesses to be separated or retained by the Company. The completion of the transaction will be subject to the satisfaction of customary conditions, including final approval by the Company’s Board of Directors, receipt of an Internal Revenue Service ruling and relevant tax opinions, and the effectiveness of appropriate filings with the U.S. Securities and Exchange Commission. The failure to satisfy any of the required conditions could delay the completion of the spin-off for a significant period of time or prevent it from occurring at all.
Various factors, including changes in the competitive conditions of our markets, changes in financial markets and economic conditions, failure to obtain any third party consents that may be required for the separation, delays in obtaining tax opinions or rulings, material or unanticipated tax liability for our shareholders, us, and/or the new CMS company, and other challenges in executing the separation of the two businesses, could delay or prevent the completion of the separation or cause it to occur on terms or conditions that are different or less favorable than expected.
Further, our Board of Directors could decide, either because of a failure of conditions or because of market or other factors, to abandon the separation of the CMS business.
Our plan to separate the CMS business will involve significant time, expense and resources, and could disrupt or adversely affect our business.
Executing the separation of the CMS business will require significant time and attention from our senior management and employees, and may divert their attention from operating and growing our business in ways that could adversely affect our business, financial results, results of operations and the trading price of our common stock. Our employees may also be distracted due to uncertainty about their future roles with the separated companies, and customers or suppliers could delay or defer decisions or may end their relationships with us.
We may also experience increased difficulties in attracting, retaining, and motivating employees during the pendency and following completion of the separation, which could harm our businesses.
In addition, we have incurred and will continue to incur expenses in connection with the separation, and expect that the process of completing the spin-off will be time-consuming and involve significant additional costs and expenses, which may not yield a benefit if a separation is not completed. We will also incur ongoing costs and dis-synergies in connection with, or as a result of, the separation and related restructuring transactions, including costs of operating as independent, publicly-traded companies that the two businesses will no longer be able to share.

Any of the above factors could cause the separation (or the failure to execute the separation) to have a material adverse effect on our business, financial condition, results of operations and the trading price of our common stock.
The separation may not achieve the anticipated benefits and could expose us to new risks.
We may not realize the anticipated strategic, financial, operational, or other benefits from the separation of our CMS business. We cannot predict with certainty when these anticipated benefits will occur or the extent to which they will be achieved. If the separation is completed, our operational and financial profile will change and we will face new risks. As independent, publicly traded companies, each company will be smaller, less-diversified and may be more vulnerable to changing market conditions. While we believe that the separation will position each company to better unlock its full standalone long-term potential, we cannot assure you that following the separation each separate company will be successful. Further, there can be no assurance that the combined value of the shares of the two resulting companies will be equal to or greater than what the value of our common stock would have been had the proposed spin-off not occurred.
Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds.
There were no sales of unregistered securities during the second fiscal quarter of 2023.
Share Repurchases
On January 25, 2023, the Company's Board of Directors authorized an incremental share repurchase program of up to $1.0 billion of the Company's stock, to expire on January 25, 2026 (the "2023 Repurchase Authorization"). No repurchase activity has taken place under the 2023 Share Repurchase Authorization to date.
On January 16, 2020, the Company's Board of Directors authorized a share repurchase program of up to $1.0 billion of the Company's common stock, that expired on January 15, 2023 (the "2020 Repurchase Authorization"). There were no repurchases of the Company’s common stock made during the second quarter of fiscal 2023 under the 2020 Share Repurchase Authorization.
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
3.2
Amended and Restated Bylaws of Jacobs Solutions Inc., dated as of October 11, 2022. Filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K/A on October 14, 2022 and incorporated herein by reference.

4.1
Indenture, dated as of February 16, 2023, among Jacobs Solutions Inc., Jacobs Engineering Group Inc., and U.S. Bank Trust Company, National Association, as Trustee. Filed as Exhibit 4.1 to the Registrant's Current Report on Form 8-K on February 16, 2023 and incorporated herein by reference.

4.2
First Supplemental Indenture, dated as of February 16, 2023, among Jacobs Solutions Inc., Jacobs Engineering Group Inc., and U.S. Bank Trust Company, National Association, as Trustee. Filed as Exhibit 4.2 to the Registrant's Current Report on Form 8-K on February 16, 2023 and incorporated herein by reference.

4.3	Form of the Notes, including the Guarantee. Filed as part of Exhibit 4.2 to the Registrant's Current Report on Form 8-K on February 16, 2023 and incorporated herein by reference.
10.1*	Form of Indemnification Agreement entered into between Jacobs Solutions Inc. and certain of its officers and directors.
10.2#*	Jacobs Solutions Inc. Executive Deferral Plan, effective January 1, 2023.
10.3#*	Form of Restricted Stock Unit Agreement (awarded pursuant to the Jacobs Solutions Inc. 1999 Outside Directors Stock Plan).
10.4#
Jacobs Solution Inc. 2023 Stock Incentive Plan, as amended and restated effective January 24, 2023. Filed as Exhibit 10.1 to the Registrant's Current Report on Form 8-K on January 27, 2023 and incorporated herein by reference.

10.5
Third Amended and Restated Credit Agreement, dated as of February 6, 2023, by and among Jacobs Solutions Inc., Jacobs Engineering Group Inc., certain subsidiaries parties thereto, the lenders party thereto, and Bank of America, N.A., as administrative agent. Filed as Exhibit 10.1 to the Registrant's Current Report on Form 8-K on February 7, 2023 and incorporated herein by reference.

10.6
Amended and Restated Term Loan Agreement, dated as of February 6, 2023, by and among Jacobs Solutions Inc., Jacobs Engineering Group Inc., the lenders party thereto, and Bank of America, N.A., as administrative agent. Filed as Exhibit 10.2 to the Registrant's Current Report on Form 8-K on February 7, 2023 and incorporated herein by reference.

10.7
Third Amendment to Term Loan Agreement, dated as of February 6, 2023, by and among Jacobs Solutions Inc., Jacobs Engineering Group Inc., Jacobs U.K. Limited, the lenders party thereto, and Bank of America, N.A., as administrative agent. Filed as Exhibit 10.3 to the Registrant's Current Report on Form 8-K on February 7, 2023 and incorporated herein by reference.

22.1*	Subsidiary Issuers of Guaranteed Securities.
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101
The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2023, formatted in Inline XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Earnings, (iii) Consolidated Statements of Comprehensive Income (Loss), (iv) Consolidated Statements of Stockholders’ Equity, (v) Consolidated Statements of Cash Flows and (vi) Notes to Consolidated Financial Statements, tagged as blocks of text and including detailed tags.

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2023, (formatted as Inline XBRL and contained in Exhibit 101).

* Filed herewith
# Management contract or compensatory plan or arrangement

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
JACOBS SOLUTIONS INC.

By:	/s/ Kevin C. Berryman
Kevin C. Berryman
President
and Chief Financial Officer
(Principal Financial Officer)

Date:	May 9, 2023