Form 10-Q
period 2023-06-30
JACOBS SOLUTIONS INC.
filed 2023-08-08
CIK 52988

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark one)
☒    Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2023
☐    Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check-mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes   ☒  No
Number of shares of common stock outstanding at July 28, 2023: 125,917,550

JACOBS SOLUTIONS INC.

Part I - FINANCIAL INFORMATION
Item 1.    Financial Statements.

JACOBS SOLUTIONS INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share information)

	June 30, 2023	September 30, 2022
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$1,092,127	$1,140,479
Receivables and contract assets	3,558,724	3,405,381
Prepaid expenses and other	172,896	176,134
Total current assets	4,823,747	4,721,994
Property, Equipment and Improvements, net	378,410	346,676
Other Noncurrent Assets:
Goodwill	7,414,558	7,184,658
Intangibles, net	1,354,677	1,394,052
Deferred income tax assets	28,626	31,480
Operating lease right-of-use assets	437,419	476,913
Miscellaneous	499,262	504,646
Total other noncurrent assets	9,734,542	9,591,749
	$14,936,699	$14,660,419
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Current maturities of long-term debt	$55,743	$50,415
Accounts payable	1,091,179	966,792
Accrued liabilities	1,238,545	1,441,762
Operating lease liability	152,945	150,171
Contract liabilities	761,574	641,705
Total current liabilities	3,299,986	3,250,845
Long-term debt	3,145,529	3,357,256
Liabilities relating to defined benefit pension and retirement plans	288,474	271,332
Deferred income tax liabilities	289,036	269,077
Long-term operating lease liability	570,321	607,447
Other deferred liabilities	126,590	167,548
Commitments and Contingencies
Redeemable Noncontrolling interests	644,347	632,522
Stockholders’ Equity:
Capital stock:
Preferred stock, $1 par value, authorized - 1,000,000 shares; issued and outstanding - none	—	—
Common stock, $1 par value, authorized - 240,000,000 shares; issued and outstanding - 125,880,738 shares and 127,393,378 shares as of June 30, 2023 and September 30, 2022, respectively	125,881	127,393
Additional paid-in capital	2,707,494	2,682,009
Retained earnings	4,460,729	4,225,784
Accumulated other comprehensive loss	(772,388)	(975,130)
Total Jacobs stockholders’ equity	6,521,716	6,060,056
Noncontrolling interests	50,700	44,336
Total Group stockholders’ equity	6,572,416	6,104,392
	$14,936,699	$14,660,419

See the accompanying Notes to Consolidated Financial Statements – Unaudited.

JACOBS SOLUTIONS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS
Three and Nine Months Ended June 30, 2023 and July 1, 2022
(In thousands, except per share information)
(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	June 30, 2023	July 1, 2022	June 30, 2023	July 1, 2022
Revenues	$4,186,702	$3,827,093	$12,063,702	$11,041,777
Direct cost of contracts	(3,329,959)	(3,002,618)	(9,501,953)	(8,550,418)
Gross profit	856,743	824,475	2,561,749	2,491,359
Selling, general and administrative expenses	(587,002)	(558,713)	(1,764,341)	(1,882,049)
Operating Profit	269,741	265,762	797,408	609,310
Other Income (Expense):
Interest income	7,830	1,042	18,467	2,924
Interest expense	(43,787)	(26,129)	(124,477)	(67,551)
Miscellaneous (expense) income, net	(7,099)	31,440	(14,920)	51,802
Total other (expense) income, net	(43,056)	6,353	(120,930)	(12,825)
Earnings from Continuing Operations Before Taxes	226,685	272,115	676,478	596,485
Income Tax Expense from Continuing Operations	(54,166)	(59,491)	(123,329)	(121,545)
Net Earnings of the Group from Continuing Operations	172,519	212,624	553,149	474,940
Net Earnings (Loss) of the Group from Discontinued Operations	294	(343)	(489)	(576)
Net Earnings of the Group	172,813	212,281	552,660	474,364
Net Earnings Attributable to Noncontrolling Interests from Continuing Operations	(8,204)	(8,773)	(23,038)	(28,286)
Net Earnings Attributable to Redeemable Noncontrolling interests	(370)	(7,525)	(13,225)	(27,246)
Net Earnings Attributable to Jacobs from Continuing Operations	163,945	196,326	516,886	419,408
Net Earnings Attributable to Jacobs	$164,239	$195,983	$516,397	$418,832
Net Earnings Per Share:
Basic Net Earnings from Continuing Operations Per Share	$1.29	$1.53	$4.08	$3.25
Basic Net Loss from Discontinued Operations Per Share	$—	$—	$—	$—
Basic Earnings Per Share	$1.30	$1.53	$4.07	$3.25

Diluted Net Earnings from Continuing Operations Per Share	$1.29	$1.52	$4.06	$3.23
Diluted Net Loss from Discontinued Operations Per Share	$—	$—	$—	$—
Diluted Earnings Per Share	$1.29	$1.52	$4.06	$3.23
See the accompanying Notes to Consolidated Financial Statements - Unaudited.

JACOBS SOLUTIONS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Three and Nine Months Ended June 30, 2023 and July 1, 2022
(In thousands)
(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	June 30, 2023	July 1, 2022	June 30, 2023	July 1, 2022
Net Earnings of the Group	$172,813	$212,281	$552,660	$474,364
Other Comprehensive Income:
Foreign currency translation adjustment	55,482	(187,841)	242,768	(242,353)
Change in cash flow hedges	15,644	9,440	(14,311)	64,786
Change in pension plan liabilities	(6,765)	28,584	(29,025)	48,659
Other comprehensive income (loss) before taxes	64,361	(149,817)	199,432	(128,908)
Income Tax Benefit (Expense):
Foreign currency translation adjustment	5,293	482	(348)	3,072
Cash flow hedges	(3,637)	(4,115)	4,680	(19,350)
Change in pension plan liabilities	(363)	(688)	(1,022)	(2,884)
Income Tax Benefit (Expense):	1,293	(4,321)	3,310	(19,162)
Net other comprehensive income (loss)	65,654	(154,138)	202,742	(148,070)
Net Comprehensive Income of the Group	238,467	58,143	755,402	326,294
Net Earnings Attributable to Noncontrolling Interests	(8,204)	(8,773)	(23,038)	(28,286)
Net Earnings Attributable to Redeemable Noncontrolling interests	(370)	(7,525)	(13,225)	(27,246)
Net Comprehensive Income Attributable to Jacobs	$229,893	$41,845	$719,139	$270,762
See the accompanying Notes to Consolidated Financial Statements - Unaudited.

JACOBS SOLUTIONS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
For the Three Months Ended June 30, 2023 and July 1, 2022
(In thousands)
(Unaudited)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Jacobs Stockholders’ Equity	Noncontrolling Interests	Total Group Stockholders’ Equity
Balances at April 1, 2022	$128,900	$2,667,256	$4,069,664	$(788,374)	$6,077,446	$44,532	$6,121,978
Net earnings	—	—	195,983	—	195,983	8,773	204,756
Foreign currency translation adjustments, net of deferred taxes of $(482)	—	—	—	(187,359)	(187,359)	—	(187,359)
Pension plan liability, net of deferred taxes of $688	—	—	—	27,896	27,896	—	27,896
Change in cash flow hedges, net of deferred taxes of $4,115	—	—	—	5,325	5,325	—	5,325
Dividends	—	—	(29,479)	—	(29,479)	—	(29,479)
Redeemable Noncontrolling interests redemption value adjustment	—	—	20,169	—	20,169	—	20,169
Repurchase and issuance of redeemable noncontrolling interests	—	—	(5,147)	—	(5,147)	—	(5,147)
Noncontrolling interests - distributions and other	—	—	—	—	—	(6,184)	(6,184)
Stock based compensation	—	16,544	—	—	16,544	—	16,544
Issuances of equity securities including shares withheld for taxes	137	12,550	(63)	—	12,624	—	12,624
Repurchases of equity securities	(1,459)	(30,193)	(169,057)	—	(200,709)	—	(200,709)
Balances at July 1, 2022	$127,578	$2,666,157	$4,082,070	$(942,512)	$5,933,293	$47,121	$5,980,414

Balances at March 31, 2023	$126,805	$2,697,523	$4,393,351	$(838,042)	$6,379,637	$48,387	$6,428,024
Net earnings	—	—	164,239	—	164,239	8,204	172,443
Foreign currency translation adjustments, net of deferred taxes of $(5,293)	—	—	—	60,775	60,775	—	60,775
Pension plan liability, net of deferred taxes of $363	—	—	—	(7,128)	(7,128)	—	(7,128)
Change in cash flow hedges, net of deferred taxes of $3,637	—	—	—	12,007	12,007	—	12,007
Dividends	—	—	(33,216)	—	(33,216)	—	(33,216)
Redeemable Noncontrolling interests redemption value adjustment	—	—	34,101	—	34,101	—	34,101
Repurchase and issuance of redeemable noncontrolling interests	—	—	3,599	—	3,599	—	3,599
Noncontrolling interests - distributions and other	—	—	—	—	—	(5,891)	(5,891)
Stock based compensation	—	20,623	—	—	20,623	—	20,623
Issuances of equity securities including shares withheld for taxes	164	12,493	(531)	—	12,126	—	12,126
Repurchases of equity securities	(1,088)	(23,145)	(100,814)	—	(125,047)	—	(125,047)
Balances at June 30, 2023	$125,881	$2,707,494	$4,460,729	$(772,388)	$6,521,716	$50,700	$6,572,416
See the accompanying Notes to Consolidated Financial Statements – Unaudited.

JACOBS SOLUTIONS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
For the Nine Months Ended June 30, 2023 and July 1, 2022
(In thousands)
(Unaudited)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Jacobs Stockholders’ Equity	Noncontrolling Interests	Total Group Stockholders’ Equity
Balances at October 1, 2021	$128,893	$2,590,012	$4,015,578	$(794,442)	$5,940,041	$34,796	$5,974,837
Net earnings	—	—	418,832	—	418,832	28,286	447,118
Foreign currency translation adjustments, net of deferred taxes of $(3,072)	—	—	—	(239,281)	(239,281)	—	(239,281)
Pension liability, net of deferred taxes of $2,884	—	—	—	45,775	45,775	—	45,775
Change in cash flow hedges, net of deferred taxes of $19,350	—	—	—	45,436	45,436	—	45,436
Dividends	—	—	(59,473)	—	(59,473)	—	(59,473)
Redeemable Noncontrolling interests redemption value adjustment	—	—	(30,152)	—	(30,152)	—	(30,152)
Repurchase of redeemable noncontrolling interests	—	—	2,614	—	2,614	—	2,614
Noncontrolling interests - distributions and other	—	—	—	—	—	(15,961)	(15,961)
Stock based compensation	—	41,705	—	—	41,705	—	41,705
Issuances of equity securities including shares withheld for taxes	881	29,590	(11,966)	—	18,505	—	18,505
Repurchases of equity securities	(2,196)	4,850	(253,363)	—	(250,709)	—	(250,709)
Balances at July 1, 2022	$127,578	$2,666,157	$4,082,070	$(942,512)	$5,933,293	$47,121	$5,980,414

Balances at September 30, 2022	$127,393	$2,682,009	$4,225,784	$(975,130)	$6,060,056	$44,336	$6,104,392
Net earnings	—	—	516,397	—	516,397	23,038	539,435
Foreign currency translation adjustments, net of deferred taxes of $348	—	—	—	242,420	242,420	—	242,420
Pension liability, net of deferred taxes of $1,022	—	—	—	(30,047)	(30,047)	—	(30,047)
Change in cash flow hedges, net of deferred taxes of $(4,680)	—	—	—	(9,631)	(9,631)	—	(9,631)
Dividends	—	—	(66,652)	—	(66,652)	—	(66,652)
Redeemable Noncontrolling interests redemption value adjustment	—	—	(10,393)	—	(10,393)	—	(10,393)
Repurchase and issuance of redeemable noncontrolling interests	—	—	14,936	—	14,936	—	14,936
Noncontrolling interests - distributions and other	—	—	—	—	—	(16,674)	(16,674)
Stock based compensation	—	55,908	—	—	55,908	—	55,908
Issuances of equity securities including shares withheld for taxes	814	18,779	(5,302)	—	14,291	—	14,291
Repurchases of equity securities	(2,326)	(49,202)	(214,041)	—	(265,569)	—	(265,569)
Balances at June 30, 2023	$125,881	$2,707,494	$4,460,729	$(772,388)	$6,521,716	$50,700	$6,572,416
See the accompanying Notes to Consolidated Financial Statements – Unaudited.

JACOBS SOLUTIONS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Nine Months Ended June 30, 2023 and July 1, 2022
(In thousands)
(Unaudited)

	For the Nine Months Ended
	June 30, 2023	July 1, 2022
Cash Flows from Operating Activities:
Net earnings attributable to the Group	$552,660	$474,364
Adjustments to reconcile net earnings to net cash flows provided by operations:
Depreciation and amortization:
Property, equipment and improvements	76,870	77,921
Intangible assets	152,232	146,889
Gain on investment in equity securities	—	(13,862)
Stock based compensation	55,908	41,705
Equity in earnings of operating ventures, net of return on capital distributions	(2,963)	14,222
Loss (gain) on disposals of assets, net	590	(4,762)
Impairment of long-lived assets and equity method investment	38,131	74,585
Deferred income taxes	4,944	62,144
Changes in assets and liabilities, excluding the effects of businesses acquired:
Receivables and contract assets, net of contract liabilities	22,191	(114,607)
Prepaid expenses and other current assets	(7,244)	28,963
Miscellaneous other assets	70,218	119,238
Accounts payable	109,142	54,422
Accrued liabilities	(285,287)	(667,868)
Other deferred liabilities	(44,420)	(74,559)
Other, net	12,428	(21,626)
Net cash provided by operating activities	755,400	197,169
Cash Flows from Investing Activities:
Additions to property and equipment	(98,240)	(80,053)
Disposals of property and equipment and other assets	1,537	9,286
Capital contributions to equity investees, net of return of capital distributions	7,964	2,756
Acquisitions of businesses, net of cash acquired	(17,685)	(437,083)
Disposal of investment in equity securities	—	13,862
Net cash used for investing activities	(106,424)	(491,232)
Cash Flows from Financing Activities:
Proceeds from long-term borrowings	2,329,495	2,513,000
Repayments of long-term borrowings	(2,671,403)	(1,707,490)
Proceeds from short-term borrowings	3,353	—
Repayments of short-term borrowings	—	(6,359)
Debt issuance costs	(11,896)	—
Proceeds from issuances of common stock	38,051	40,987
Common stock repurchases	(265,569)	(250,709)
Taxes paid on vested restricted stock	(23,760)	(28,574)
Cash dividends to shareholders	(95,672)	(86,588)
Net dividends associated with noncontrolling interests	(17,287)	(16,103)
Repurchase of redeemable noncontrolling interests	(90,425)	(46,074)
Proceeds from issuances of redeemable noncontrolling interests	34,771	49,738
Net cash (used for) provided by financing activities	(770,342)	461,828
Effect of Exchange Rate Changes	61,309	(79,919)
Net (Decrease) Increase in Cash and Cash Equivalents and Restricted Cash	(60,057)	87,846
Cash and Cash Equivalents, including Restricted Cash, at the Beginning of the Period	1,154,207	1,026,575
Cash and Cash Equivalents, including Restricted Cash, at the End of the Period	$1,094,150	$1,114,421
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
In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of our consolidated financial statements at June 30, 2023, and for the three and nine months ended June 30, 2023.
Our interim results of operations are not necessarily indicative of the results to be expected for the full fiscal year.
On May 9, 2023, the Company announced its intention to separate its Critical Mission Solutions ("CMS") business, resulting in two independent publicly traded companies. Jacobs expects to complete the separation in fiscal 2024 through a distribution to Jacobs' stockholders that is intended to be tax-free to Jacobs’ stockholders for U.S. federal income tax purposes. There can be no assurances with respect to the timing or form of a separation transaction and completion remains subject to final approval by Jacobs’ Board of Directors and other customary conditions. As of June 30, 2023, and the three and nine months then ended, Critical Mission Solutions continues to be presented in continuing operations.
As part of the new Company strategy, during the first quarter of fiscal year 2023, Jacobs formed a reporting and operating segment, Divergent Solutions ("DVS"), to further strengthen our ability to drive value for our clients (the "DVS segment reorganization"). DVS supports both lines of business as the core foundation for developing and delivering innovative, next-generation cloud, cyber, data and digital technologies. For a further discussion of our segment information, please refer to Note 18- Segment Information.
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

JACOBS SOLUTIONS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
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
The following table further disaggregates our revenue by geographic area for the three and nine months ended June 30, 2023 and July 1, 2022 (in thousands):

	Three Months Ended		Nine Months Ended
	June 30, 2023	July 1, 2022	June 30, 2023	July 1, 2022
Revenues:
United States	$2,816,773	$2,577,892	$8,047,887	$7,226,189
Europe	905,917	862,011	2,691,479	2,666,219
Canada	70,164	74,509	193,880	206,701
Asia	35,054	35,741	105,520	104,361
India	39,749	30,761	126,922	81,753
Australia and New Zealand	181,308	172,926	512,416	532,228
Middle East and Africa	137,737	73,253	385,598	224,326
Total	$4,186,702	$3,827,093	$12,063,702	$11,041,777
Contract Liabilities
Contract liabilities represent amounts billed to clients in excess of revenue recognized to date. Revenue recognized for the three and nine months ended June 30, 2023 that was previously included in the contract liability balance on September 30, 2022 was $65.1 million and $483.9 million, respectively. Revenue recognized for the three and nine months ended July 1, 2022 that was included in the contract liability balance on October 1, 2021 was $36.3 million and $407.3 million, respectively.

JACOBS SOLUTIONS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
Remaining Performance Obligation
The Company’s remaining performance obligations as of June 30, 2023 represent a measure of the total dollar value of work to be performed on contracts awarded and in progress. The Company had approximately $17.2 billion in remaining performance obligations as of June 30, 2023. The Company expects to recognize approximately 51% of its remaining performance obligations into revenue within the next twelve months and the remaining 49% thereafter. The majority of the remaining performance obligations after the first twelve months are expected to be recognized over a four year period.
Although our remaining performance obligations reflect business volumes that are considered to be firm, normal business activities including scope adjustments, deferrals or cancellations may occur that impact volume or expected timing of their recognition. Remaining performance obligations are adjusted to reflect any known project cancellations, revisions to project scope and cost, foreign currency exchange fluctuations and project deferrals, as appropriate.
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
The following table reconciles the denominator used to compute basic EPS to the denominator used to compute diluted EPS for the three and nine months ended June 30, 2023 and July 1, 2022 (in thousands):

JACOBS SOLUTIONS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

	Three Months Ended		Nine Months Ended
	June 30, 2023	July 1, 2022	June 30, 2023	July 1, 2022
Numerator for Basic and Diluted EPS:

Net earnings from continuing operations allocated to common stock for EPS calculation	$163,945	$196,326	$516,886	$419,408

Net earnings (loss) from discontinued operations allocated to common stock for EPS calculation	$294	$(343)	$(489)	$(576)

Net earnings allocated to common stock for EPS calculation	$164,239	$195,983	$516,397	$418,832

Denominator for Basic and Diluted EPS:

Shares used for calculating basic EPS attributable to common stock	126,646	128,225	126,785	128,966

Effect of dilutive securities:
Stock compensation plans	492	708	546	767
Shares used for calculating diluted EPS attributable to common stock	127,138	128,933	127,331	129,733

Net Earnings Per Share:
Basic Net Earnings from Continuing Operations Per Share	$1.29	$1.53	$4.08	$3.25
Basic Net Loss from Discontinued Operations Per Share	$—	$—	$—	$—
Basic Earnings Per Share	$1.30	$1.53	$4.07	$3.25
Diluted Net Earnings from Continuing Operations Per Share	$1.29	$1.52	$4.06	$3.23
Diluted Net Loss from Discontinued Operations Per Share	$—	$—	$—	$—
Diluted Earnings Per Share	$1.29	$1.52	$4.06	$3.23

Note: Per share amounts may not add due to rounding.
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

The 2020 Repurchase Authorization expired on January 15, 2023. On January 25, 2023, the Company's Board of Directors authorized an incremental share repurchase program of up to $1.0 billion of the Company's common stock, to expire on January 25, 2026 (the "2023 Repurchase Authorization"). At June 30, 2023, the Company has $875.0 million remaining under the 2023 Repurchase Authorization.
The following table summarizes repurchase activity under the 2020 Repurchase Authorization during fiscal year 2023 through expiration during the second fiscal quarter of 2023:

JACOBS SOLUTIONS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

Amount Authorized (2020 Repurchase Authorization)	Average Price Per Share (1)	Total Shares Retired	Shares Repurchased
$1,000,000,000	$113.56	1,237,688	1,237,688
(1)Includes commissions paid and calculated at the average price per share
The following table summarizes repurchase activity under the 2023 Repurchase Authorization from January 25, 2023 through the third fiscal quarter of 2023:

Amount Authorized (2023 Repurchase Authorization)	Average Price Per Share (1)	Total Shares Retired	Shares Repurchased
$1,000,000,000	$114.91	1,088,012	1,088,012
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

Dividends
On July 6, 2023, the Company’s Board of Directors declared a quarterly dividend of $0.26 per share of the Company’s common stock to be paid on August 25, 2023, to shareholders of record on the close of business on July 28, 2023. Future dividend declarations are subject to review and approval by the Company’s Board of Directors. Dividends paid through the third fiscal quarter of 2023 and the preceding fiscal year are as follows:

Declaration Date	Record Date	Payment Date	Cash Amount (per share)
April 27, 2023	May 26, 2023	June 23, 2023	$0.26
January 25, 2023	February 24, 2023	March 24, 2023	$0.26
September 15, 2022	September 30, 2022	October 28, 2022	$0.23
July 13, 2022	July 29, 2022	August 26, 2022	$0.23
April 28, 2022	May 27, 2022	June 24, 2022	$0.23
January 26, 2022	February 25, 2022	March 25, 2022	$0.23
September 23, 2021	October 15, 2021	October 29, 2021	$0.21

6.    Goodwill and Intangibles
As a result of the formation of our new Divergent Solutions operating segment beginning in the first quarter of fiscal 2023, the historical carrying value of a portion of goodwill has been reallocated to this segment based on a relative

JACOBS SOLUTIONS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
fair value basis. The carrying value of goodwill appearing in the accompanying Consolidated Balance Sheets at June 30, 2023 and September 30, 2022 was as follows (in thousands):

	Critical Mission Solutions	People & Places Solutions	Divergent Solutions	PA Consulting	Total
Balance September 30, 2022	$2,251,724	$3,196,796	$576,986	$1,159,152	$7,184,658
Acquired	—	—	—	11,956	11,956
Post-Acquisition Adjustments	—	(138)	—	877	739
Foreign currency translation and other	(1,379)	20,421	20,148	178,015	217,205
Balance June 30, 2023	$2,250,345	$3,217,079	$597,134	$1,350,000	$7,414,558
The following table provides certain information related to the Company’s acquired intangibles in the accompanying Consolidated Balance Sheets at June 30, 2023 and September 30, 2022 (in thousands):

	Customer Relationships, Contracts and Backlog	Developed Technology	Trade Names	Total
Balances September 30, 2022	$1,136,438	$88,931	$168,683	$1,394,052
Amortization	(132,772)	(11,720)	(7,740)	(152,232)
Acquired	5,537	—	—	5,537
Post-Acquisition Adjustments	(1,409)	—	—	(1,409)
Foreign currency translation and other	83,415	1,785	23,529	108,729
Balances June 30, 2023	$1,091,209	$78,996	$184,472	$1,354,677
The following table presents estimated amortization expense of intangible assets for the remainder of fiscal 2023 and for the succeeding years.

Fiscal Year	(in millions)
2023	$52.2
2024	207.0
2025	206.5
2026	183.6
2027	150.7
Thereafter	554.7
Total	$1,354.7

JACOBS SOLUTIONS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
7.    Receivables and Contract Assets
The following table presents the components of receivables and contract assets appearing in the accompanying Consolidated Balance Sheets at June 30, 2023 and September 30, 2022, as well as certain other related information (in thousands):

	June 30, 2023	September 30, 2022
Components of receivables and contract assets:
Amounts billed, net	$1,518,268	$1,400,088
Unbilled receivables and other	1,408,253	1,523,249
Contract assets	632,203	482,044
Total receivables and contract assets, net	$3,558,724	$3,405,381
Other information about receivables:
Amounts due from the United States federal government, included above, net of contract liabilities	$749,767	$749,323
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
8.     Accumulated Other Comprehensive Income
The following table presents the Company's roll forward of accumulated other comprehensive income (loss) after-tax as of June 30, 2023 (in thousands):

	Change in Net Pension Obligation	Foreign Currency Translation Adjustment (1)	Gain/(Loss) on Cash Flow Hedges (2)	Total
Balance at September 30, 2022	$(307,395)	$(786,040)	$118,305	$(975,130)
Other comprehensive (loss) income	(30,047)	242,420	10,987	223,360
Reclassifications from accumulated other comprehensive income (loss)	—	—	(20,618)	(20,618)
Balance at June 30, 2023	$(337,442)	$(543,620)	$108,674	$(772,388)
(1) Included in the overall foreign currency translation adjustment for the nine months ended June 30, 2023 and July 1, 2022 are $(93.5) million and $90.5 million, respectively in unrealized gains (losses) on long-term foreign currency denominated intercompany loans not anticipated to be settled in the foreseeable future.
(2) Included in the Company’s cumulative net unrealized gains from interest rate and cross currency swaps recorded in accumulated other comprehensive income as of June 30, 2023 were approximately $23.0 million in unrealized gains, net of taxes, which are expected to be realized in earnings during the twelve months subsequent to June 30, 2023.

JACOBS SOLUTIONS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
9.    Income Taxes

                 The Company’s effective tax rates from continuing operations for the three months ended June 30, 2023 and July 1, 2022 were 23.9% and 21.9%, respectively. For the three months ended June 30, 2023, the primary differences between the statutory U.S. federal corporate tax rate of 21% and the Company’s effective tax rate were associated with U.S. state income tax expense of $5.3 million and U.S. tax on foreign earnings of $5.4 million, partly offset by a $3.5 million tax benefit for the release of previously valued foreign tax credits. For the three months ended July 1, 2022 the main differences were attributable to U.S. state income tax expense of $8.4 million and U.S tax on foreign earnings of $5.3 million, partly offset by a $9.1 million tax benefit related to the reversal of a withholding tax accrual on certain intercompany loans.

                The Company's effective tax rates from continuing operations for the nine months ended June 30, 2023 and July 1, 2022 were 18.2% and 20.4%, respectively. The primary differences between the statutory U.S. federal corporate tax rate of 21.0% and the Company’s effective tax rate for the nine months ended June 30, 2023 were related to net tax benefits of $39.4 million mostly related to uncertain tax positions in the U.S. that were effectively settled, of which $30.8 million related to positions carried forward from the fiscal 2018 acquisition of CH2M Hill Companies Ltd., as well as a tax benefit of $12.1 million for the release of previously valued foreign tax credits. These benefits were partly offset by U.S. state income tax expense of $15.8 million and U.S. tax on foreign earnings of $13.6 million. For the nine months ended July 1, 2022, the main differences were associated with tax benefits of $15.4 million for the release of previously valued foreign tax credits, $9.1 million related to the reversal of a withholding tax accrual on certain intercompany loans, and $4.9 million from filing amended state tax returns. These benefits were partly offset by U.S. state income tax expense of $17.4 million and U.S. tax on foreign earnings of $9.3 million.

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

10.    Joint Ventures, VIEs and Other Investments
For the Company's consolidated variable interest entities ("VIE") joint ventures, the carrying value of assets and liabilities was $385.9 million and $245.5 million, respectively, as of June 30, 2023 and $353.9 million and $228.1 million, respectively, as of September 30, 2022. There are no consolidated VIEs that have debt or credit facilities.
For the Company's proportionate consolidated VIEs, the carrying value of assets and liabilities was $133.2 million and $145.8 million, respectively, as of June 30, 2023, and $109.3 million and $129.2 million, respectively, as of September 30, 2022.
Our investments in equity method joint ventures on the Consolidated Balance Sheets (reported in Other Noncurrent Assets: Miscellaneous) as of June 30, 2023 and September 30, 2022 were $51.7 million and $56.6 million, respectively. Additionally, income from equity method joint ventures (reported in Revenue) was $7.6 million and $10.8 million, respectively, during the three months ended June 30, 2023 and July 1, 2022, with $25.1 million and $30.1 million, respectively, reporting in the corresponding nine month periods. As of June 30, 2023, the Company's equity method investment carrying values do not include material amounts exceeding their share of the respective joint ventures' reported net assets.
Accounts receivable from unconsolidated joint ventures accounted for under the equity method was $17.8 million and $21.1 million as of June 30, 2023 and September 30, 2022, respectively.

JACOBS SOLUTIONS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
11.    Borrowings
At June 30, 2023 and September 30, 2022, long-term debt consisted of the following (principal amounts in thousands):

	Interest Rate	Maturity	June 30, 2023	September 30, 2022
Revolving Credit Facility	Benchmark + applicable margin (1) (2)	February 2028	$806,147	$1,105,294
2021 Term Loan Facility - USD Portion	Benchmark + applicable margin (1) (3)	February 2026	200,000	200,000
2021 Term Loan Facility - GBP Portion	Benchmark + applicable margin (3)	September 2025	826,280	723,580
2020 Term Loan Facility	Benchmark + applicable margin (1) (4)	March 2025 (7)	877,532	882,263
Fixed-rate notes due:
Bonds, Sustainability-Linked	5.9% (5)	March 2033	500,000	—

Senior Notes, Series A	4.27%	May 2025 (6)	—	190,000
Senior Notes, Series B	4.42%	May 2028 (6)	—	180,000
Senior Notes, Series C	4.52%	May 2030 (6)	—	130,000
Less: Current Portion (7)			(55,743)	(50,415)
Less: Deferred Financing Fees			(8,687)	(3,466)
Total Long-term debt, net			$3,145,529	$3,357,256
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
(2)Depending on the Company’s Consolidated Leverage Ratio or Debt Rating (each as defined in the credit agreement governing the Revolving Credit Facility), U.S. dollar denominated borrowings under the Revolving Credit Facility bear interest at either a SOFR rate plus a margin of between 0.975% and 1.725% or a base rate plus a margin of between 0% and 0.625%. The applicable SOFR rates, or LIBOR rate for the prior fiscal year end, including applicable margins at June 30, 2023 and September 30, 2022 were approximately 6.49% and 4.08%. Borrowings denominated in British pounds bear interest at an adjusted SONIA rate plus a margin of between 0.908% and 1.658%. There were no amounts drawn in British pounds as of June 30, 2023.
(3)Depending on the Company’s Consolidated Leverage Ratio or Debt Rating (each as defined in the credit agreement governing the 2021 Term Loan Facility), U.S. dollar denominated borrowings under the 2021 Term Loan Facility bear interest at either a SOFR rate plus a margin of between 0.975% and 1.725% or a base rate plus a margin of between 0% and 0.625%. The applicable SOFR, or LIBOR rate for the prior fiscal year end, including applicable margins for borrowings denominated in U.S. dollars at June 30, 2023 and September 30, 2022 was approximately 6.50% and 4.06%. Borrowings denominated in British pounds bear interest at an adjusted SONIA rate plus a margin of between 0.908% and 1.658%, which was approximately 6.21% and 3.60% at June 30, 2023 and September 30, 2022, respectively.
(4)Depending on the Company’s Consolidated Leverage Ratio or Debt Rating (each as defined in the credit agreement governing the 2020 Term Loan Facility), U.S. dollar denominated borrowings under the 2020 Term Loan Facility bear interest at either a SOFR rate plus a margin of between 0.975% and 1.725% or a base rate plus a margin of between 0% and 0.625%. The applicable SOFR, or LIBOR rate for the prior fiscal year end, including applicable margins for borrowings denominated in U.S. dollars at June 30, 2023 and September 30, 2022 were approximately 6.45% and 4.49%. Borrowings denominated in British pounds bear interest at an adjusted SONIA rate plus a margin of between 0.908% and 1.658%, which was approximately 6.21% and 3.60% at June 30, 2023 and September 30, 2022, respectively.
(5)From and including September 1, 2028 (the “First Step Up Date”), the interest rate payable on the Bonds (as defined below) will be increased by an additional 12.5 basis points to 6.025% per annum (the “First Step Up Interest Rate”) unless the Company notifies the Trustee (as defined below) on or before the date that is 15 days prior to the First Step Up Date that the Percentage of Gender Diversity Performance Target (as defined in the First Supplemental Indenture (as defined below)) has been satisfied and receives a related assurance letter verifying such compliance. From and including September 1, 2030 (the “Second Step Up Date”) the interest rate payable on the Bonds will be increased by 12.5 basis points to (x) 6.150% per annum if the First Step Up Interest Rate was in effect immediately prior to the Second Step Up Date or (y) 6.025% per annum if the initial interest rate was in effect immediately prior to the Second Step Up Date, unless the Company notifies the Trustee on or before the date that is 15 days prior to the Second

JACOBS SOLUTIONS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
Step Up Date that the GHG Emissions Performance Target (as defined in the First Supplemental Indenture) has been satisfied and receives a related assurance letter verifying such compliance.
(6)All amounts due under the Note Purchase Agreement pursuant to which the Senior Notes (each as defined below) were issued were repaid in the first fiscal quarter of 2023.
(7)The current portion of long-term debt is comprised primarily of the 2020 Term Loan quarterly principal repayments of 1.25%, or $9.125 million and £3.125 million, of the aggregate initial principal amount borrowed.
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
We were in compliance with the covenants under the Revolving Credit Facility and Term Loan Facilities at June 30, 2023.
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
We believe the carrying value of the Revolving Credit Facility, the Term Loan Facilities and other debt outstanding approximates fair value based on the interest rates and scheduled maturities applicable to the outstanding borrowings. The fair value of the Bonds is estimated to be $488.9 million at June 30, 2023, based on Level 2 inputs. The fair value is determined by discounting future cash flows using interest rates available for issuances with similar terms and average maturities.
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
The Company has issued $0.9 million in letters of credit under the Revolving Credit Facility, leaving $1.44 billion of available borrowing capacity under the Revolving Credit Facility at June 30, 2023. In addition, the Company had issued $325.3 million under separate, committed and uncommitted letter-of-credit facilities for total issued letters of credit of $326.2 million at June 30, 2023.
12.    Leases
The components of lease expense (reflected in selling, general and administrative expenses) for the three and nine months ended June 30, 2023 and July 1, 2022 were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	June 30, 2023	July 1, 2022	June 30, 2023	July 1, 2022
Lease expense
Operating lease expense	$35,632	$36,636	$106,453	$114,387
Variable lease expense	9,212	8,532	27,973	24,471
Sublease income	(4,562)	(3,745)	(13,382)	(11,335)
Total lease expense	$40,282	$41,423	$121,044	$127,523
Supplemental information related to the Company's leases for the nine months ended June 30, 2023 and July 1, 2022 was as follows (in thousands):

	Nine Months Ended
	June 30, 2023	July 1, 2022
Cash paid for amounts included in the measurements of lease liabilities	$138,213	$173,639
Right-of-use assets obtained in exchange for new operating lease liabilities	$57,441	$35,187
Weighted average remaining lease term - operating leases	6.0 years	6.5 Years
Weighted average discount rate - operating leases	3.1%	2.8%
Total remaining lease payments under the Company's leases for the remainder of fiscal 2023 and for the succeeding years is as follows (in thousands):

Fiscal Year	Operating Leases
2023	$45,089
2024	166,230
2025	139,244
2026	117,227
2027	96,003
Thereafter	230,689
794,482
Less Interest	(71,216)
$723,266

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

As a result of the analysis, the Company recognized impairment losses during the nine months ended June 30, 2023 of $38.1 million compared to $74.6 million for the corresponding period last year, which are included in selling, general and administrative expenses in the accompanying statement of earnings. The impairment losses recorded include $33.1 million and $56.6 million related to right-of-use lease assets and $5.0 million and $18.0 million related to other long-lived assets, including property, equipment and improvements and leasehold improvements for the fiscal year-to-date 2023 and 2022 periods, respectively.

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
13.    Pension and Other Postretirement Benefit Plans
The following table presents the components of net periodic pension benefit expense (income) recognized in earnings during the three and nine months ended June 30, 2023 and July 1, 2022 (in thousands):

	Three Months Ended		Nine Months Ended
	June 30, 2023	July 1, 2022	June 30, 2023	July 1, 2022
Component:
Service cost	$1,748	$1,709	$5,244	$5,127
Interest cost	20,233	13,784	60,699	41,352
Expected return on plan assets	(21,091)	(23,263)	(63,273)	(69,789)
Amortization of previously unrecognized items	1,304	3,092	3,912	9,276
Total net periodic pension benefit expense/(income) recognized	$2,194	$(4,678)	$6,582	$(14,034)
The service cost component of net periodic pension benefit is presented in the same line item as other compensation costs (direct cost of contracts and selling, general and administrative expenses) and the other components of net periodic pension expense are presented in miscellaneous income (expense), net on the Consolidated Statements of Earnings.
The following table presents certain information regarding the Company’s cash contributions to our pension plans for fiscal 2023 (in thousands):

Cash contributions made during the first nine months of fiscal 2023	$19,334
Cash contributions projected for the remainder of fiscal 2023	7,317
Total	$26,651

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
During the first nine months of 2023 and 2022, PA Consulting repurchased certain shares of the redeemable noncontrolling interest holders for $90.4 million and $46.1 million, respectively, and issued certain shares of redeemable noncontrolling interest holders for $34.8 million and $49.7 million, respectively. The difference between the cash purchase prices and the recorded book values of these repurchased and issued interests was recorded in the Company’s consolidated retained earnings.
Changes in the redeemable noncontrolling interests during the nine months ended June 30, 2023 are as follows (in thousands):

Balance at September 30, 2022	$632,522
Accrued Preferred Dividend to Preference Shareholders	53,233
Attribution of Preferred Dividend to Common Shareholders	(53,233)
Net earnings attributable to redeemable noncontrolling interests to Common Shareholders	13,225
Redeemable Noncontrolling interests redemption value adjustment	10,393
Repurchase of redeemable noncontrolling interests	(108,379)
Issuance of redeemable noncontrolling interests	37,789
Cumulative translation adjustment and other	58,797
Balance at June 30, 2023	$644,347
In addition, certain employees and non-employees of PA Consulting are eligible to receive equity-based incentive grants in the future under the terms of the applicable agreements. During first nine months of fiscal 2023 and 2022, the Company recorded $5.1 million and $1.6 million, respectively, in expenses associated with these agreements which is reflected in selling, general and administrative expenses in the consolidated statements of earnings.
Restricted Cash
The Company, through its investment in PA Consulting, held $2.0 million and $13.7 million at June 30, 2023 and September 30, 2022, respectively, in cash that is restricted from general use and is included in Prepaid expenses and other on the Consolidated Balance Sheets.

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
16.    Restructuring and Other Charges
During fiscal 2023, the Company implemented certain initiatives relating to the CMS separation, the activities of which are expected to continue through fiscal 2024, and restructuring related to the DVS segment reorganization and our investment in PA Consulting, the activities of which are expected to continue through fiscal 2023.
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
The following table summarizes the impacts of the Restructuring and other charges by reportable segment in connection with the CH2M, KeyW, John Wood Group's nuclear business, Buffalo Group, StreetLight and BlackLynx acquisitions, the PA Consulting investment, the ECR sale, the CMS separation, the DVS segment reorganization and the Company's transformation initiatives relating to real estate and other staffing programs for the three and nine months ended June 30, 2023 and July 1, 2022 (in thousands):

	Three Months Ended		Nine Months Ended
	June 30, 2023	July 1, 2022	June 30, 2023	July 1, 2022
Critical Mission Solutions	$(1,128)	$(255)	$2,136	$4,361
People & Places Solutions	703	25	33,889	61,865
Divergent Solutions	100	—	5,312	—
PA Consulting	17,128	759	17,128	2,475
Corporate	14,109	4,048	19,731	113,399
Total	$30,912	$4,577	$78,196	$182,100
Amounts included in:
Operating profit (mainly SG&A) (1)	$31,184	$4,707	$79,129	$192,782
Other Income, net (2)	(272)	(130)	(933)	(10,682)
	$30,912	$4,577	$78,196	$182,100

(1)The three and nine months ended June 30, 2023 included $17.2 million in restructuring and other charges relating to the Company's investment in PA Consulting (primarily employee separation costs) and $13.4 million relating to the separation activities (mainly professional services) around the CMS separation. Included in the nine month period ended June 30, 2023 and July 1, 2022 were approximately $40.0 million and $77.0 million, respectively, in charges associated mainly with real estate impairments and related charges. Also included in the nine month period ended July 1, 2022 was $91.3 million related to the final pre-tax settlement of the Legacy CH2M Matter (defined below), net of previously recorded reserves and $24.5 million in transformation and other charges, the majority of which related to People and Places Solutions.
(2)The nine month periods ended June 30, 2023 and July 1, 2022 included gains of $0.9 million and $7.1 million, respectively, related to lease terminations.

JACOBS SOLUTIONS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
The activity in the Company’s accruals for Restructuring and other charges for the nine months ended June 30, 2023 is as follows (in thousands):

Balance at September 30, 2022	$4,137
Net Charges (Credits) (1)	39,088
Payments and other	(17,127)
Balance at June 30, 2023	$26,098
(1)    Excludes $39.1 million in charges associated mainly with real estate related impairments and other transformation activities described above during the nine months ended June 30, 2023.
The following table summarizes the Restructuring and other charges by major type of costs for the three and nine months ended June 30, 2023 and July 1, 2022 (in thousands):

	Three Months Ended		Nine Months Ended
	June 30, 2023	July 1, 2022	June 30, 2023	July 1, 2022
Lease Abandonments and Impairments	$803	$(32)	$38,076	$67,805
Voluntary and Involuntary Terminations	17,925	(76)	26,434	5,035
Outside Services	12,168	4,337	13,646	20,513
Other (1)	16	348	40	88,747
Total	$30,912	$4,577	$78,196	$182,100
(1) The nine month period ended July 1, 2022 amounts are comprised mainly of $91.3 million in other charges related to the final pre-tax settlement of the Legacy CH2M Matter, net of previously recorded reserves.
Cumulative amounts incurred to date under our various Restructuring and other activities described above by each major type of cost as of June 30, 2023 are as follows (in thousands):

Lease Abandonments and Impairments	$425,678
Voluntary and Involuntary Terminations	176,811
Outside Services	329,979
Other	208,305
Total	$1,140,773

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
During fiscal 2022, the Company entered into two treasury lock agreements with an aggregate notional value of $500 million to manage its interest rate exposure to the anticipated issuance of fixed rate debt before December 2023. On February 13, 2023, the Company settled these treasury lock agreements and issued the Bonds in the aggregate principal amount of $500 million, which resulted in the receipt of cash and a gain of $37.4 million, before tax, which is being amortized to interest expense and recognized over the term of the Bonds. See Note 11- Borrowings for further discussion relating to the terms of the Bonds. The fair value of the treasury locks at September 30, 2022 was $40.9 million, all of which was included in current assets within receivables and contract assets on the consolidated balance sheet. The net gain on these instruments was $27.2 million and $30.8 million, net of tax, and is included in accumulated other comprehensive income as of June 30, 2023 and September 30, 2022, respectively.

JACOBS SOLUTIONS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
The Company is party to interest rate swap agreements and a cross-currency swap agreement with notional values of $778.9 million and $127.8 million, respectively, as of June 30, 2023 to manage the interest rate exposure on our variable rate loans and the foreign currency exposure on our USD borrowings by a European subsidiary. By entering into the swap agreements, the Company converted the LIBOR and SONIA rate based liabilities into fixed rate liabilities and, for the cross currency swap, our LIBOR rate based borrowing in USD to a fixed rate Euro liability, for periods ranging from three and a half to ten years. During the second quarter of fiscal 2023, the aggregate liability amounts denominated in U.S. dollars transitioned from underlying LIBOR benchmarked rates to the Secured Overnight Financing Rate ("SOFR") and the terms of the swaps were amended accordingly. The swaps were designated as cash-flow hedges in accordance with ASC 815, Derivatives and Hedging. The fair value of the interest rate and cross currency swaps at June 30, 2023 and September 30, 2022 was $107.4 million and $128.2 million, respectively, which is included in miscellaneous other assets on the Consolidated Balance Sheets. The unrealized net gain (loss) on these interest rate and cross currency swaps was $81.5 million and $87.5 million, net of tax, and was included in accumulated other comprehensive income as of June 30, 2023 and September 30, 2022, respectively.
Additionally, the Company held foreign exchange forward contracts in currencies that support our operations, including British Pound, Euro, Australian Dollar and other currencies, with notional values of $829.3 million at June 30, 2023 and $298.2 million at September 30, 2022. The length of these contracts currently ranges from one week to 12 months. The fair value of the foreign exchange contracts at June 30, 2023 and September 30, 2022 was $15.9 million and $(3.2) million, respectively, which is included within receivables and contract assets for the current period and within accounts payable for the prior period on the Consolidated Balance Sheets and with associated income statement impacts included in miscellaneous income (expense) in the Consolidated Statements of Earnings.
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
At June 30, 2023 and September 30, 2022, the Company had issued and outstanding approximately $326.2 million and $280.5 million, respectively, in LOCs and $2.0 billion and $2.2 billion, respectively, in surety bonds.
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
On December 22, 2008, a coal fly ash pond at the Kingston Power Plant of the Tennessee Valley Authority ("TVA") was breached, releasing fly ash waste into the Emory River and surrounding community. In February 2009, TVA awarded a contract to the Company to provide project management services associated with the clean-up. All remediation and dredging were completed in August 2013 by other contractors under direct contracts with TVA. The Company did not perform the remediation, and its scope was limited to program management services. Certain employees of the contractors performing the cleanup work on the project filed lawsuits against the Company beginning in August 2013, alleging they were injured due to the Company's failure to protect the plaintiffs from exposure to fly ash, and asserting related personal injuries. The primary case, Greg Adkisson, et al. v. Jacobs Engineering Group Inc., case No. 3:13-CV-505-TAV-HBG, filed in the U.S. District Court for the Eastern District of Tennessee, consisted of 10 consolidated cases. This case and the related cases involved several hundred plaintiffs that were employees of the contractors that completed the remediation and dredging work. In the second fiscal quarter of 2023, the Company entered into a settlement agreement with the plaintiffs whose cases had not been previously dismissed. As of the third fiscal quarter of 2023, all conditions to the settlement have been satisfied, and the cases have been dismissed. The amount of the settlement was not material to the Company's business, financial condition, results of operations or cash flows.
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

	For the Three Months Ended		For the Nine Months Ended
	June 30, 2023	July 1, 2022	June 30, 2023	July 1, 2022
Revenues from External Customers:
Critical Mission Solutions	$1,190,845	$1,109,034	$3,457,076	$3,220,193
People & Places Solutions	2,469,694	2,222,530	7,041,744	6,306,520
Divergent Solutions	239,289	217,949	694,978	650,120
PA Consulting	286,874	277,580	869,904	864,944
Total	$4,186,702	$3,827,093	$12,063,702	$11,041,777

	For the Three Months Ended		For the Nine Months Ended
	June 30, 2023	July 1, 2022	June 30, 2023	July 1, 2022
Segment Operating Profit:
Critical Mission Solutions	$99,141	$88,328	$275,304	$274,184
People & Places Solutions	242,673	213,930	701,498	595,485
Divergent Solutions	20,794	12,093	57,623	52,256
PA Consulting	60,864	51,448	177,521	182,850
Total Segment Operating Profit	423,472	365,799	1,211,946	1,104,775
Other Corporate Expenses (1)	(118,486)	(89,887)	(319,796)	(284,479)
Restructuring, Transaction and Other Charges (2)	(35,245)	(10,150)	(94,742)	(210,986)
Total U.S. GAAP Operating Profit	269,741	265,762	797,408	609,310
Total Other (Expense) Income, net (3)	(43,056)	6,353	(120,930)	(12,825)
Earnings from Continuing Operations Before Taxes	$226,685	$272,115	$676,478	$596,485

JACOBS SOLUTIONS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

(1)
Other corporate expenses included intangibles amortization of $52.0 million and $51.6 million for the three months ended June 30, 2023 and July 1, 2022, respectively, and $152.2 million and $146.9 million, for the nine months ended June 30, 2023 and July 1, 2022, respectively. Additionally, the nine month period of fiscal 2023 included approximately $15.0 million in net favorable impacts from cost reductions compared to the prior year period, which was associated mainly with net favorable impacts during first quarter from changes in employee benefit programs of $41 million offset by approximately $26 million in higher spend in company technology platforms and other personnel and corporate cost increases.

(2)
The three and nine months ended June 30, 2023 included $17.2 million in restructuring and other charges relating to the Company's investment in PA Consulting (primarily employee separation costs) and $13.4 million relating to the separation activities (mainly professional services) around the CMS separation, and the nine months ended June 30, 2023 and July 1, 2022 included $38.1 million and $74.6 million, respectively in real estate impairment charges relating to the Company's transformation initiatives. Also included in the nine months ended July 1, 2022 is $91.3 million related to the final pre-tax settlement of the Legacy CH2M Matter, net of previously recorded reserves.

(3)
The three and nine month periods ended July 1, 2022 included a $13.9 million gain related to a cost method investment sold during the period. The nine months ended July 1, 2022 included $3.5 million in income associated with final exit activities associated with our AWE ML investment and a gain of $7.1 million related to a lease termination. Additionally, the unfavorable change in Other Expense, net for the periods presented are attributable mainly to higher net interest expense year over year, primarily due to higher interest rates as well as the full 2023 period impacts of increased levels of debt outstanding due to fiscal 2022 incremental borrowings associated with the funding of the StreetLight and BlackLynx acquisitions and the payment of the Legacy CH2M Matter settlement.

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

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.
General
The purpose of this Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is to provide a narrative analysis explaining the reasons for material changes in the Company’s (i) financial condition from the most recent fiscal year-end to June 30, 2023 and (ii) results of operations during the current fiscal period(s) as compared to the corresponding period(s) of the preceding fiscal year. In order to better understand such changes, readers of this MD&A should also read:
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
In addition to historical information, this MD&A and other parts of this Quarterly Report on Form 10-Q contain forward-looking statements within the meaning of the United States Private Securities Litigation Reform Act of 1995. Forward-looking statements are statements that do not directly relate to any historical or current fact. When used herein, words such as “expects,” “anticipates,” “believes,” “seeks,” “estimates,” “plans,” “intends,” “future,” “will,” “would,” “could,” “can,” “may,” "target," "goal" and similar words are intended to identify forward-looking statements. Examples of forward-looking statements include, but are not limited to, statements regarding our expectations as to our future growth, prospects, financial outlook and business strategy, including our expectations for the percentage of backlog we will realize as revenue in fiscal year 2023, the anticipated benefits of any acquisition or the strategic investment in PA Consulting, our plans to separate the Critical Missions Solutions ("CMS") business through a spin-off that is intended to be tax-free to stockholders for U.S. federal income tax purposes, the description of the CMS business following the separation, the timing of completion for the separation, and the perceived benefits for both Jacobs and CMS to be derived from the separation. Although such statements are based on management’s current estimates and expectations, and/or currently available competitive, financial, and economic data, forward-looking statements are inherently uncertain, and you should not place undue reliance on such statements as actual results may differ materially. We caution the reader that there are a variety of risks, uncertainties and other factors that could cause actual results to differ materially from what is contained, projected or implied by our forward-looking statements. Such factors include uncertainties as to the final structure and timing of the separation of the CMS business, including with respect to the scope of the businesses to be separated or retained by the Company, the possibility that closing conditions for a separation transaction may not be satisfied or waived, the impact of the separation on the Company’s and CMS’s businesses and a possible decrease in the trading price of their shares, if the separation is completed, the possibility that the separation may not qualify for the expected tax treatment, the risk that any consents or approvals required in connection with the separation may not be received, the risk that the separation may be more difficult, time-consuming or costly than expected, and the possibility that we may not retain key employees while the separation is pending or after it is completed, as well as factors related to our business, such as our ability to fully execute on our three-year corporate strategy, including our ability to invest in the tools needed to implement our strategy, competition from existing and future competitors in our target markets, our ability to achieve the cost-savings and synergies contemplated by our recent acquisitions within the expected time frames or to achieve them fully and to successfully integrate acquired businesses while retaining key personnel, the impact of any pandemic, and any resulting economic downturn on our results, prospects and opportunities, measures or restrictions imposed by governments and health officials in response to the pandemic, the timing of the award of projects and funding and potential changes to the amounts provided for, under the Infrastructure Investment and Jobs Act, any changes in U.S. or foreign tax laws, statutes, rules, regulations or ordinances that may adversely impact our future financial positions or results of operations, financial market risks that may affect the Company, including by affecting the Company's access to capital, the cost of such capital and/or the Company's funding obligations under defined benefit pension and postretirement plans, as well as general economic conditions, including inflation and the actions taken by monetary authorities in response to inflation, changes in interest rates and foreign currency exchange rates, changes in capital markets, the current banking crisis, the impact of a possible recession or economic downturn on our results, prospects and opportunities, and geopolitical events and conflicts, among others. The impact of such matters includes, but is not limited to, the possibility that we will not complete the spin-off or any separation transaction or that the transaction will occur on terms or conditions that are different or less favorable than expected; the possible reduction in demand for certain of our product solutions and services and the delay or abandonment of ongoing or anticipated projects due to the financial condition of our clients and suppliers or to governmental budget constraints or changes to governmental budgetary priorities; the inability of our clients to meet their payment obligations in a timely manner or at all; potential issues and risks related to a significant portion of our employees working remotely; illness, travel restrictions and other workforce disruptions that have and could continue to negatively affect our supply chain and our ability to timely and satisfactorily complete our clients’ projects; difficulties associated with retaining and hiring additional employees; and the inability of governments in certain of the countries in which we operate to effectively mitigate the financial or other impacts of a pandemic on their economies and workforces and our operations therein. The foregoing factors and potential future developments are inherently uncertain, unpredictable and, in many cases, beyond our control. For a description of these and additional factors that may occur that could cause actual results to differ from our forward-looking statements, see those listed and discussed in Item 1A, Risk Factors included in our 2022 Form 10-K and in this Quarterly Report on Form 10-Q. We undertake no obligation to release publicly any revisions or updates to any forward-looking statements. We encourage you to read carefully the risk factors, as well as the financial and business disclosures contained in this Quarterly Report on Form 10-Q and in other documents we file from time to time with the United States Securities and Exchange Commission (the "SEC").
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
On May 9, 2023, the Company announced its intention to separate its CMS business, resulting in two independent publicly traded companies. Jacobs expects to complete the separation in fiscal 2024 through a distribution to Jacobs' stockholders that is intended to be tax-free to Jacobs’ stockholders for U.S. federal income tax purposes. There can be no assurances with respect to the timing or form of a separation transaction and completion remains subject to final approval by Jacobs’ Board of Directors and other customary conditions.
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
PA Consulting
Jacobs invested in a 65% stake in PA Consulting, the consultancy that is "Bringing Ingenuity to Life", which offers end-to-end innovation to accelerate new growth ideas from concept, through design and development and to commercial success. We revitalize organizations, building the leadership, culture, systems and processes to make innovation a reality. PA Consulting's team of roughly 4,000 strategists, innovators, designers, consultants, digital experts, scientists, engineers and technologists work across seven sectors: consumer and manufacturing, defense and security, energy and utilities, financial services, government, health and life sciences, and transport to make a positive impact alongside the clients it supports. PA Consulting has a diverse mix of private and public sector clients, from global household names to start-ups, to national and local public services. Recently, PA Consulting has led the digitalization of Schiphol Airport in the Netherlands – one of the busiest in Europe – delivering digital transformation at scale, and managing the migration of operations from legacy systems. PA Consulting also expanded its work with patented sustainable product and packaging solution, PulPac, with the Blister Packs Collective – an initiative whose aim is to reduce and eliminate the use of PVC and other plastics in tablet packs; and led leading offshore wind developer, Corio Generation, to secure a fixed-price electricity contract in Ireland’s first offshore wind auction, further establishing it in the renewables space.

Together, the collective strengths of PA Consulting and Jacobs drive value creation for clients around the globe and support projects to address five key trends: product and service innovation, the future of work, sustainability and climate change.

Results of Operations for the three and nine months ended June 30, 2023 and July 1, 2022
(in thousands, except per share information)

	For the Three Months Ended		For the Nine Months Ended
	June 30, 2023	July 1, 2022	June 30, 2023	July 1, 2022
Revenues	$4,186,702	$3,827,093	$12,063,702	$11,041,777
Direct cost of contracts	(3,329,959)	(3,002,618)	(9,501,953)	(8,550,418)
Gross profit	856,743	824,475	2,561,749	2,491,359
Selling, general and administrative expenses	(587,002)	(558,713)	(1,764,341)	(1,882,049)
Operating Profit	269,741	265,762	797,408	609,310
Other Income (Expense):
Interest income	7,830	1,042	18,467	2,924
Interest expense	(43,787)	(26,129)	(124,477)	(67,551)
Miscellaneous (expense) income, net	(7,099)	31,440	(14,920)	51,802
Total other (expense) income, net	(43,056)	6,353	(120,930)	(12,825)
Earnings from Continuing Operations Before Taxes	226,685	272,115	676,478	596,485
Income Tax Expense from Continuing Operations	(54,166)	(59,491)	(123,329)	(121,545)
Net Earnings of the Group from Continuing Operations	172,519	212,624	553,149	474,940
Net Earnings (Loss) of the Group from Discontinued Operations	294	(343)	(489)	(576)
Net Earnings of the Group	172,813	212,281	552,660	474,364
Net Earnings Attributable to Noncontrolling Interests from Continuing Operations	(8,204)	(8,773)	(23,038)	(28,286)
Net Earnings Attributable to Redeemable Noncontrolling interests	(370)	(7,525)	(13,225)	(27,246)
Net Earnings Attributable to Jacobs from Continuing Operations	163,945	196,326	516,886	419,408
Net Earnings Attributable to Jacobs	$164,239	$195,983	$516,397	$418,832
Net Earnings Per Share:
Basic Net Earnings from Continuing Operations Per Share	$1.29	$1.53	$4.08	$3.25
Basic Net Loss from Discontinued Operations Per Share	$—	$—	$—	$—
Basic Earnings Per Share	$1.30	$1.53	$4.07	$3.25

Diluted Net Earnings from Continuing Operations Per Share	$1.29	$1.52	$4.06	$3.23
Diluted Net Loss from Discontinued Operations Per Share	$—	$—	$—	$—
Diluted Earnings Per Share	$1.29	$1.52	$4.06	$3.23

Overview – Three and Nine Months Ended June 30, 2023
Net earnings attributable to the Company from continuing operations for the third fiscal quarter ended June 30, 2023 were $163.9 million (or $1.29 per diluted share), a decrease of $32.4 million, from net earnings of $196.3 million (or $1.52 per diluted share) for the corresponding period last year. Higher year over year underlying operating performance in the third fiscal quarter of 2023 was impacted by $25.0 million higher pre-tax Restructuring and other charges and transaction costs compared to the same fiscal quarter of 2022, with this increase due primarily to PA Consulting restructuring program charges (primarily employee separation costs) and CMS separation expenses (mainly professional services), which is discussed in Note 16- Restructuring and Other Charges. Third quarter fiscal 2023 other expense, net, was $43.1 million, an increase of $49.4 million versus third quarter fiscal 2022 income of $6.4 million, with the current period primarily impacted by unfavorable higher net interest expense, unfavorable currency exchange gains and losses and higher pension costs compared to the prior year quarter, as discussed further below, with fiscal 2022 benefiting from a $13.9 million pre-tax gain related to a cost method investment sold during the period. Further, our reported net earnings for the current year quarter were favorably impacted by lower income taxes of $5.3 million compared to the fiscal 2022 period, attributable to lower earnings before taxes offset by a higher effective tax rate in the current quarter. Finally, net earnings attributable to redeemable noncontrolling interests were $7.2 million lower for the quarter-to-date period due to lower net after-tax earnings results in our PA Consulting investment compared to the prior year.
For the nine months ended June 30, 2023, net earnings attributable to the Company from continuing operations were $516.9 million (or $4.06 per diluted share), an increase of $97.5 million, from net earnings of $419.4 million (or $3.23 per diluted share) for the corresponding period last year. Operating profit levels were up more significantly for the respective year-to-date periods of fiscal 2023 (mainly in P&PS), and were also impacted by the Restructuring and other charges and transactions costs activities mentioned above relating to real estate transformation, the fiscal 2023 PA Consulting and CMS separation related items and the final fiscal 2022 $91.3 million settlement of a legacy litigation matter involving a subsidiary of CH2M (the "Legacy CH2M Matter"), net of previously recorded reserves, which is further discussed in Note 17- Commitments and Contingencies and Derivative Financial Instruments. Additionally, the 2023 year-to-date period was impacted by approximately $15.0 million in net favorable impacts from cost reductions associated mainly with first quarter 2023 changes in employee benefit programs, which were partly offset by higher spend in company technology platforms and other personnel and corporate cost increases. Also, year-to-date fiscal 2023 other expense, net, of $120.9 million was higher by $108.1 million versus the same period in fiscal 2022 amounts of $12.8 million, with the current period impacted by the same unfavorable higher net interest expense, unfavorable currency exchange gains and losses and higher pension costs, with fiscal 2022 benefiting from the cost method investment sold mentioned above. Finally, net earnings attributable to redeemable noncontrolling interests were $14.0 million lower for the year-to-date period due to lower net after-tax earnings results in our PA Consulting investment compared to the prior year.
On May 9, 2023, the Company announced its intention to separate its CMS business into an independent publicly traded company. For further discussion, see Note 1- Basis of Presentation.
On February 4, 2022, the Company acquired StreetLight Data, Inc., ("StreetLight"). For further discussion, see Note 15- Other Business Combinations.
Consolidated Results of Operations
Revenues for the third fiscal quarter of 2023 were $4.19 billion, an increase of $359.6 million, or 9.4%, from $3.83 billion for the corresponding period last year. For the nine months ended June 30, 2023, revenues were $12.06 billion, an increase of $1.02 billion, or 9.3%, from $11.04 billion for the corresponding period last year. Revenue increases for the year over year periods were due mainly to the Company's P&PS and CMS legacy businesses and in addition, to a smaller degree, other increases in our DVS and PA Consulting businesses. The P&PS business benefited primarily from stronger performance in its Advanced Facilities and U.S. business operations. Our CMS business benefited from increased spending in our U.S. government business sector, which was primarily attributable to fiscal 2022 contract awards for the U.S. Department of Energy. Also, revenue was unfavorably impacted by foreign currency translation of $12.4 million and $279.0 million for the three and nine months ended June 30, 2023, respectively, across our international businesses, as compared to an unfavorable $130.1 million and $176.8 million for the three and nine months ended July 1, 2022, respectively. Pass-through revenues for the three and nine months ended June 30, 2023 amounted to $804.1 million and $2.23 billion, an increase of $124.3 million and $433.5 million, or 18.3% and 24.1%, respectively, from $679.7 million and $1.80 billion from the corresponding periods last year. Pass-through revenues for the prior periods presented include certain minor adjustments to properly reflect amounts that had not been previously included and conform with the fiscal 2023 amounts presented.

Gross profit for the third fiscal quarter of 2023 was $856.7 million, an increase of $32.3 million, or 3.9%, from $824.5 million from the corresponding period last year and reflecting related gross profit margins of 20.5% and 21.5% for the respective periods. Gross profit for the nine months ended June 30, 2023 was $2.56 billion, an increase of $70.4 million, or 2.8%, from $2.49 billion from the corresponding period last year with respective gross profit margins of 21.2% and 22.6%. Project mix impacts in our legacy CMS and P&PS portfolios and lower utilization trends primarily in the PA Consulting business impacted our current year margins, partly offset by new program startups won in fiscal 2022. Additionally, for the year-to-date period, gross profit was affected by net favorable impacts from cost reductions associated mainly with first quarter 2023 changes in employee benefit programs, which were partly offset by higher spend in company technology platforms and other personnel and corporate cost increases, as mentioned above, and unfavorable foreign currency translation impacts.
See Segment Financial Information discussion for further information on the Company’s results of operations at the operating segment.
SG&A expenses for the three and nine months ended June 30, 2023 were $587.0 million and $1.76 billion, respectively, compared $558.7 million and $1.88 billion for the corresponding periods last year and representing an increase of $28.3 million or 5.1% and a decrease of $117.7 million or (6.3)%, respectively. Restructuring and other charges for the three and nine months ended June 30, 2023 included approximately $30.0 million in costs associated with the Company's restructuring initiatives relating to its investment in PA Consulting (primarily employee separation costs) and separation activities (mainly professional services) relating to the CMS separation transaction and June 30, 2023 and July 1, 2022 included $38.1 million and $74.6 million, respectively, in costs associated with the Company's transformation initiatives relating to real estate. Also, the year-to-date fiscal 2022 period was impacted by the final pre-tax $91.3 million settlement of the Legacy CH2M Matter, net of previously recorded reserves, mentioned above. The current year's three and nine months ended results were also impacted by higher investments in company technology platforms, offset in part by decreases in real estate related costs, as well as other department spend decreases due in part to the Company's transformation initiatives. Lastly, SG&A expenses benefited from favorable foreign exchange impacts of $2.9 million and $53.4 million, respectively, for the three and nine months ended June 30, 2023 as compared to favorable impacts of $26.4 million and $36.8 million for the corresponding periods last year.
Net interest expense for the three and nine months ended June 30, 2023 was $36.0 million and $106.0 million, respectively, an increase of $10.9 million and $41.4 million from $25.1 million and $64.6 million, or 43.3% and 64.0%, for the corresponding periods last year. The increase in net interest expense for the three and nine month periods was due primarily to higher interest rates in the current year compared to the prior year periods. These increases were offset in part by $6.3 million net interest benefit during the nine-month period related to the release of interest accruals associated with the effective settlement of uncertain tax positions.
Miscellaneous (expense) income, net for the three and nine months ended June 30, 2023 was $(7.1) million and $(14.9) million, respectively, in comparison to $31.4 million and $51.8 million for the corresponding periods last year. The unfavorable $38.5 million and $66.7 million impacts compared to the prior three and nine month comparable periods were due primarily to an increase in pension costs associated with higher interest rate impacts in the current year along with comparatively unfavorable foreign exchange gains and losses in the current year periods. Also, the three and nine-month periods of fiscal 2022 included a $13.9 million pre-tax gain related to a cost method investment sold during the period and the nine-month period included a $7.1 million gain related to a lease termination.
The Company’s effective tax rates from continuing operations for the three months ended June 30, 2023 and July 1, 2022 were 23.9% and 21.9%, respectively. For the three months ended June 30, 2023, the primary differences between the statutory U.S. federal corporate tax rate of 21% and the Company’s effective tax rate were associated with U.S. state income tax expense of $5.3 million and U.S. tax on foreign earnings of $5.4 million, partly offset by a $3.5 million tax benefit for the release of previously valued foreign tax credits. For the three months ended July 1, 2022 the main differences were attributable to U.S. state income tax expense of $8.4 million and U.S tax on foreign earnings of $5.3 million, partly offset by a $9.1 million tax benefit related to the reversal of a withholding tax accrual on certain intercompany loans.

The Company's effective tax rates from continuing operations for the nine months ended June 30, 2023 and July 1, 2022 were 18.2% and 20.4%, respectively. The primary differences between the statutory U.S. federal corporate tax rate of 21.0% and the Company’s effective tax rate for the nine months ended June 30, 2023 were related to net tax benefits of $39.4 million mostly related to uncertain tax positions in the U.S. that were effectively settled, of which $30.8 million related to positions carried forward from the fiscal 2018 acquisition of CH2M Hill Companies Ltd., as well as a tax benefit of $12.1 million for the release of previously valued foreign tax credits. These benefits were partly offset by U.S. state income tax expense of $15.8 million and U.S. tax on foreign earnings of $13.6 million. For the nine months ended July 1, 2022, the main differences were associated with tax benefits of $15.4 million for the release of previously valued foreign tax credits, $9.1 million related to the reversal of a withholding tax accrual on certain intercompany loans, and $4.9 million from filing amended state tax returns. These benefits were partly offset by U.S. state income tax expense of $17.4 million and U.S. tax on foreign earnings of $9.3 million.

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

Restructuring and Other Charges

During fiscal 2023, the Company implemented certain restructuring and integration initiatives relating to the formation of the reporting and operating segment, Divergent Solutions, which were substantially completed this year. The Company incurred approximately $8.0 million in pre-tax cash charges in connection with these initiatives during the nine month period ended June 30, 2023, with no significant costs incurred in the current fiscal quarter. These actions are expected to result in estimated gross annualized pre-tax cash savings of approximately $20 million to $24 million.

During fiscal 2022 and continuing into fiscal 2023, the Company implemented further real estate rescaling efforts that were associated with its fiscal 2020 transformation program relating to real estate. These activities are expected to be substantially completed before the end of fiscal 2023. In connection with these efforts, the Company has incurred $39.1 million and $69.9 million for the nine month periods ended June 30, 2023 and July 1, 2022, respectively, with minimal impacts to the three month periods ended June 30, 2023 and July 1, 2022 in pre-tax mainly non-cash charges. The total amount incurred in costs to date for this program were $111.5 million and the Company expects to incur additional costs of approximately $6.1 million during fiscal 2023. These actions resulted in non-cash savings related to the future amortization of lease right-of-use assets over the remaining lease terms. Additionally, the objective of these initiatives was to create a modern, flexible work platform tailored to employees’ needs due to globalization and digital advances and to create total emissions savings that will be realized as we continue to optimize our real estate footprint.

During third quarter fiscal 2023, the Company approved a plan to improve business processes and cost structure of our PA Consulting investment by reorganizing senior management and reducing headcount. In connection with these initiatives, the Company incurred approximately $17 million in pre-tax charges during the three and nine month periods ended June 30, 2023, which are expected to be settled in cash by the end of the fiscal year. These activities, which are expected to be substantially completed before the end of fiscal 2023, are expected to result in estimated gross annualized pre-tax cash savings of approximately $40 million to $50 million.

Refer to Note 16– Restructuring and Other Charges for further information regarding restructuring and integration initiatives.

Segment Financial Information
The following tables provide selected financial information for our operating segments and includes a reconciliation of segment operating profit to total U.S. GAAP operating profit from continuing operations by including certain corporate-level expenses, Restructuring and other charges and transaction and integration costs (in thousands).

	Three Months Ended		Nine Months Ended
	June 30, 2023	July 1, 2022	June 30, 2023	July 1, 2022
Revenues from External Customers:
Critical Mission Solutions	$1,190,845	$1,109,034	$3,457,076	$3,220,193
People & Places Solutions	2,469,694	2,222,530	7,041,744	6,306,520
Divergent Solutions	239,289	217,949	694,978	650,120
PA Consulting	286,874	277,580	869,904	864,944
Total	$4,186,702	$3,827,093	$12,063,702	$11,041,777

	Three Months Ended		Nine Months Ended
	June 30, 2023	July 1, 2022	June 30, 2023	July 1, 2022
Segment Operating Profit:
Critical Mission Solutions	$99,141	$88,328	$275,304	$274,184
People & Places Solutions	242,673	213,930	701,498	595,485
Divergent Solutions	20,794	12,093	57,623	52,256
PA Consulting	60,864	51,448	177,521	182,850
Total Segment Operating Profit	423,472	365,799	1,211,946	1,104,775
Other Corporate Expenses (1)	(118,486)	(89,887)	(319,796)	(284,479)
Restructuring, Transaction and Other Charges (2)	(35,245)	(10,150)	(94,742)	(210,986)
Total U.S. GAAP Operating Profit	269,741	265,762	797,408	609,310
Total Other (Expense) Income, net (3)	(43,056)	6,353	(120,930)	(12,825)
Earnings Before Taxes from Continuing Operations	$226,685	$272,115	$676,478	$596,485

(1)	Other corporate expenses included intangibles amortization of $52.0 million and $51.6 million for the three months ended June 30, 2023 and July 1, 2022, respectively, and $152.2 million and $146.9 million, for the nine months ended June 30, 2023 and July 1, 2022, respectively. Additionally, the nine month period of fiscal 2023 included approximately $15.0 million in net favorable impacts from cost reductions compared to the prior year period, which was associated mainly with net favorable impacts during first quarter from changes in employee benefit programs of $41 million offset by approximately $26 million in higher spend in company technology platforms and other personnel and corporate cost increases.
(2)	The three and nine months ended June 30, 2023 included $17.2 million in restructuring and other charges relating to the Company's investment in PA Consulting (primarily employee separation costs) and $13.4 million relating to the separation activities (mainly professional services) around the CMS separation, and the nine months ended June 30, 2023 and July 1, 2022 included $38.1 million and $74.6 million, respectively in real estate impairment charges relating to the Company's transformation initiatives. Also included in the nine months ended July 1, 2022 is $91.3 million related to the final pre-tax settlement of the Legacy CH2M Matter, net of previously recorded reserves.
(3)	The three and nine month periods ended July 1, 2022 included a $13.9 million gain related to a cost method investment sold during the period. The nine months ended July 1, 2022 included $3.5 million in income associated with final exit activities associated with our AWE ML investment and a gain of $7.1 million related to a lease termination. Additionally, the unfavorable change in Other Expense, net for the periods presented are attributable mainly to higher net interest expense year over year, primarily due to higher interest rates as well as the full 2023 period impacts of increased levels of debt outstanding due to fiscal 2022 incremental borrowings associated with the funding of the StreetLight and BlackLynx acquisitions and the payment of the Legacy CH2M Matter settlement.

Critical Mission Solutions

	Three Months Ended		Nine Months Ended
	June 30, 2023	July 1, 2022	June 30, 2023	July 1, 2022
Revenue	$1,190,845	$1,109,034	$3,457,076	$3,220,193
Operating Profit	$99,141	$88,328	$275,304	$274,184

Critical Mission Solutions segment revenues for the three and nine months ended June 30, 2023 were $1.19 billion and $3.46 billion, respectively, an increase of $81.8 million and $236.9 million, or 7.4% and 7.4%, from $1.11 billion and $3.22 billion for the corresponding periods last year. During the three and nine months ended June 30, 2023, revenue benefited from new contracts in the nuclear remediation sector as well across multiple markets in the U.S. and United Kingdom. Also, impacts on revenues from unfavorable foreign currency translation were approximately $2.9 million and $61.5 million for the three and nine-month periods ended June 30, 2023, compared to $26.7 million and $34.6 million in unfavorable impacts in the corresponding prior year periods.

Operating profit for the segment was $99.1 million and $275.3 million, respectively, for the three and nine months ended June 30, 2023, which was an increase of $10.8 million, or 12.2%, from $88.3 million for the quarter-to-date period compared to the prior year and relatively flat compared to the year-to-date period last year. Operating profit level trends for the year over year quarterly periods were favorably impacted by growth in the nuclear remediation market, U.S. government space market and international defense market, and for the year to date period, were offset in part by large contract wind downs in early fiscal 2022 that carried higher profit margins. Impacts on operating profit from unfavorable foreign currency translation were approximately $0.2 million and $7.4 million for the three and nine months ended June 30, 2023, as compared to unfavorable foreign currency translation of approximately $3.9 million and $5.0 million for the three and nine months ended July 1, 2022, respectively.

On May 9, 2023, the Company announced its intention to separate its CMS business, resulting in two independent publicly traded companies. Jacobs is targeting to complete the separation in fiscal 2024 through a distribution to Jacobs' stockholders that is intended to be tax-free to Jacobs’ shareholders for U.S. federal income tax purposes. There can be no assurances with respect to the timing or form of a separation transaction and completion remains subject to final approval by Jacobs’ Board of Directors and other customary conditions.
People & Places Solutions

	Three Months Ended		Nine Months Ended
	June 30, 2023	July 1, 2022	June 30, 2023	July 1, 2022
Revenue	$2,469,694	$2,222,530	$7,041,744	$6,306,520
Operating Profit	$242,673	$213,930	$701,498	$595,485

Revenues for the People & Places Solutions segment for the three and nine-months ended June 30, 2023 were $2.47 billion and $7.04 billion, respectively, an increase of $247.2 million and $735.2 million, or 11.1% and 11.7%, from $2.22 billion and $6.31 billion for the corresponding periods last year. The increases in revenue for the three and nine months ended June 30, 2023 were primarily driven by growth in our advanced facilities, U.S. and Asia Pacific and Middle East businesses as compared to the corresponding prior year periods. Foreign currency translation had $10.1 million and $144.6 million in unfavorable impacts on revenues in our international businesses for the three and nine month periods ended June 30, 2023, respectively, as compared to unfavorable impacts of $69.1 million and $103.7 million in the corresponding prior year periods.

Operating profit for the segment for the three and nine month period ended June 30, 2023 was $242.7 million and $701.5 million, respectively, an increase of $28.7 million and $106.0 million, or 13.4% and 17.8%, from $213.9 million and $595.5 million for the corresponding periods last year. The year-over-year increases in operating profit for the three and nine months ended June 30, 2023 were driven primarily by the revenue growth mentioned above while holding selling, general and administrative expenses relatively flat. Foreign currency translation had a $3.4 million and $28.7 million unfavorable impact on operating profit in our international businesses for the three and nine month periods ended June 30, 2023, respectively as compared to unfavorable impacts of $11.9 million and $18.7 million in the corresponding prior year periods.

Divergent Solutions

	Three Months Ended		Nine Months Ended
	June 30, 2023	July 1, 2022	June 30, 2023	July 1, 2022
Revenue	$239,289	$217,949	$694,978	$650,120
Operating Profit	$20,794	$12,093	$57,623	$52,256

Revenues for the Divergent Solutions segment for the three and nine months ended June 30, 2023 were $239.3 million and $695.0 million, respectively, an increase of $21.3 million and $44.9 million, or 9.8% and 6.9%, from $217.9 million and $650.1 million for the corresponding periods last year. The increases in revenue for the three and nine months ended June 30, 2023 were due mainly to favorable year over year software licensing revenue and the startup of new programs previously won in fiscal 2022. Also the year-to-date period benefited from incremental revenues from the StreetLight acquisition (owned for the full period in fiscal 2023). Foreign currency translation impacts on revenue were not significant for the periods presented.

Operating profit for the segment was $20.8 million and $57.6 million, respectively, for the three and nine months ended June 30, 2023, an increase of $8.7 million and $5.4 million, or 72.0% and 10.3%, from $12.1 million and $52.3 million for the corresponding periods last year. The increases in operating profit for the three and nine month periods were due mainly to favorable year over year software licensing, and for the year-to-date period, slightly offset by unfavorable impacts from overhead billing rate differences during the first quarter of 2023 versus the prior year first quarter mainly in our cyber intelligence business. Impacts on operating profit from foreign currency were not significant for the periods presented.

PA Consulting

	Three Months Ended		Nine Months Ended
	June 30, 2023	July 1, 2022	June 30, 2023	July 1, 2022
Revenue	$286,874	$277,580	$869,904	$864,944
Operating Profit	$60,864	$51,448	$177,521	$182,850

Revenues for the PA Consulting segment for the three and nine months ended June 30, 2023 were $286.9 million and $869.9 million, respectively, an increase of $9.3 million and $5.0 million, or 3.3% and 0.6%, from $277.6 million and $864.9 million for the corresponding periods last year, primarily due to growth in PA Consulting's Defence & Security, Public Sector and Energy & Utilities businesses. Revenues for the three-months ended June 30, 2023 were immaterially impacted by foreign currency translation and for the nine-months ended June 30, 2023 were unfavorably impacted by $71.7 million for our international businesses, and for the corresponding prior year periods, were unfavorably impacted by $34.0 million and $38.1 million.

Operating profit for the segment for the three and nine months ended June 30, 2023 was $60.9 million and $177.5 million, respectively, an increase of $9.4 million and a decrease of $5.3 million, or 18.3% and (2.9)%, from $51.4 million and $182.9 million, for the corresponding periods last year. The increase for the quarter to date period is mainly due to lower incentive costs and includes immaterial impacts from foreign currency in our international business, while the decrease for the year to date period is mainly due to unfavorable foreign currency translation impacts of $12.3 million, as compared to $6.7 million and $8.1 million in unfavorable impact in the corresponding prior year periods. Additionally, operating profit was impacted in the current year period by higher labor costs due to a competitive labor market and lower utilization.

Other Corporate Expenses
Other corporate expenses for the three and nine months ended June 30, 2023 were $118.5 million and $319.8 million, an increase of $28.6 million and $35.3 million, or 31.8% and 12.4%, from $89.9 million and $284.5 million for the corresponding periods last year. The increase for the three month period ended June 30, 2023 was primarily driven by continued higher investments in company technology platforms and higher incentive and other compensation charges.

The increase for the year-to-date period was attributable to these higher technology and personnel costs in the third quarter offset by approximately $15.0 million in net favorable impacts during first quarter 2023 from cost reductions associated mainly with changes in employee benefit programs, partly offset by higher spend in company technology platforms and other personnel and corporate cost increases.
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

The following table summarizes our backlog at June 30, 2023 and July 1, 2022 (in millions):

	June 30, 2023	July 1, 2022
Critical Mission Solutions	$8,097	$7,218
People & Places Solutions	17,498	17,527
Divergent Solutions	2,965	3,019
PA Consulting	355	326
Total	$28,915	$28,090

The increase in backlog in Critical Mission Solutions from July 1, 2022 was primarily driven by new business awards in the U.S. government space sector along with growth in the U.K. defence, nuclear power, and nuclear remediation sectors that offset slower growth in the U.S. Defense market.

Backlog levels in People & Places Solutions and Divergent Solutions remained consistent year-over-year.

The increase in backlog in PA Consulting from July 1, 2022 was primarily driven by strategic focus on long-term projects as well as organic year over year growth of the business.
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
Liquidity and Capital Resources
At June 30, 2023, our principal sources of liquidity consisted of $1.09 billion in cash and cash equivalents and $1.44 billion of available borrowing capacity under our $2.25 billion revolving credit agreement (the "Revolving Credit Facility"). We finance much of our operations and growth through cash generated by our operations.
Cash and cash equivalents at June 30, 2023 were $1.09 billion, representing a decrease of $48.4 million from $1.14 billion at September 30, 2022, the reasons for which are described below.
Our net cash flow provided by operations of $755.4 million during the nine months ended June 30, 2023 was favorable by $558.2 million in comparison to the cash flow provided by operations of $197.2 million for the corresponding prior year period. The year-over-year increase in cash from operations is primarily attributable to the payment of the Legacy CH2M Matter cash settlement in the third fiscal quarter of 2022 and also included other overall net favorable working capital performance during the 2023 period.
Our net cash used for investing activities for the nine months ended June 30, 2023 was $106.4 million, compared to cash used for investing activities of $491.2 million in the corresponding prior year period, with this change due primarily to the BlackLynx and StreetLight acquisitions in the prior year.
Our net cash used for financing activities of $770.3 million for the nine months ended June 30, 2023 resulted mainly from $338.6 million in net repayments of borrowings, cash used for share repurchases of $265.6 million, $55.7 million in net PA Consulting related redeemable noncontrolling interests purchase and issuance activity and $95.7 million in dividends to shareholders. Cash provided by financing activities in the corresponding prior year period was $461.8 million, due primarily to net proceeds from borrowings of $799.2 million, offset by cash used for share repurchases of $250.7 million and $86.6 million in dividends to shareholders.
At June 30, 2023, the Company had approximately $194.3 million in cash and cash equivalents held in the U.S. and $897.8 million held outside of the U.S. (primarily in the U.K., the Eurozone, Australia, India, Canada, Saudi Arabia and the United Arab Emirates), which is used primarily for funding operations in those regions. Other than the tax cost of repatriating funds to the U.S. (see Note 7- Income Taxes of Notes to Consolidated Financial Statements included in our 2022 Form 10-K), there are no material impediments to repatriating these funds to the U.S.

The Company had $326.2 million in letters of credit outstanding at June 30, 2023. Of this amount, $0.9 million was issued under the Revolving Credit Facility and $325.3 million was issued under separate, committed and uncommitted letter-of-credit facilities.
On May 9, 2023, the Company announced its intention to separate its CMS business, resulting in two independent publicly traded companies. Jacobs expects to complete the separation in fiscal 2024 through a distribution to Jacobs' stockholders that is intended to be tax-free to Jacobs’ stockholders for U.S. federal income tax purposes. There can be no assurances with respect to the timing or form of a separation transaction and completion remains subject to final approval by Jacobs’ Board of Directors and other customary conditions.
On February 6, 2023, the Company refinanced its Revolving Credit Facility and Term Loan Facilities and on February 16, the Company issued $500.0 million in Bonds (defined below). See Note 11- Borrowings for further discussion relating to the terms of the Bonds, the Revolving Credit Facility and Term Loan Facilities following the issuance and refinancing.
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
We were in compliance with all of our debt covenants at June 30, 2023.

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

Nine Months Ended
(in thousands)	June 30, 2023
Summarized Statement of Earnings Data
Revenue	$2,537,856
Direct Costs	$2,108,354
Selling, General and Administrative Expenses	$222,756
Net earnings attributable to Guarantor Subsidiaries from continuing operations	$87,671
Noncontrolling interests	$(940)

(in thousands)	June 30, 2023	September 30, 2022
Summarized Balance Sheet Data
Current assets, less receivables from Non-Guarantor Subsidiaries	$752,242	$641,281
Current receivables from Non-Guarantor Subsidiaries	$—	$144,564
Noncurrent assets, less noncurrent receivables from Non-Guarantor Subsidiaries	$474,203	$494,185
Noncurrent receivables from Non-Guarantor Subsidiaries	$673,736	$612,260
Current liabilities	$637,750	$573,614
Current liabilities to Non-Guarantor Subsidiaries	$269,950	$—
Long-term Debt	$2,751,716	$2,986,124
Other Noncurrent liabilities, less amounts payable to Non-Guarantor Subsidiaries	$266,730	$289,452
Noncurrent liabilities to Non-Guarantor Subsidiaries	$467,457	$434,092
Noncontrolling interests	$1,462	$947
Accumulated deficit	$(2,494,884)	$(2,391,939)

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
Our Revolving Credit Facility, Term Loan Facilities and certain other debt obligations are subject to variable rate interest which could be adversely affected by an increase in interest rates. As of June 30, 2023, we had an aggregate of $2.71 billion in outstanding borrowings under our Revolving Credit Facility and Term Loan Facilities. Interest on amounts borrowed under these agreements is subject to adjustment based on the Company’s Consolidated Leverage Ratio (as defined in the credit agreements governing the Revolving Credit Facility and the Term Loan Facilities). Depending on the Company’s Consolidated Leverage Ratio, borrowings denominated in U.S. dollars under the Revolving Credit Facility and the Term Loan Facilities bear interest at a SOFR rate plus a margin of between 0.975% and 1.725% or a base rate plus a margin of between 0.0% and 0.625% including applicable margins while borrowings denominated in British pounds under these respective facilities bear interest at an adjusted SONIA rate plus a margin of between 0.908% and 1.658%. Additionally, our Revolving Credit Facility, Term Loan Facilities and the Bonds have interest rates subject to potential increases relating to certain ESG metrics as stipulated in the related agreements and as discussed in Note 11- Borrowings.
However, as discussed in Note 17- Commitments and Contingencies and Derivative Financial Instruments, we are party to swap agreements with an aggregate notional value of $906.7 million to convert the variable rate interest based liabilities associated with a corresponding amount of our debt into fixed interest rate liabilities, leaving $1.80 billion in principal amount subject to variable interest rate risk. Additionally, during fiscal 2022, we entered into two treasury lock arrangements with an aggregate notional value of $500.0 million, which were settled in second quarter fiscal 2023, and are disclosed in further detail in Note 17- Commitments and Contingencies and Derivative Financial Instruments.
For the nine months ended June 30, 2023, our weighted average borrowings that are subject to floating rate exposure were approximately $2.40 billion. If floating interest rates had increased by 1.00%, our interest expense for the nine months ended June 30, 2023 would have increased by approximately $18.0 million.
Foreign Currency Risk
In situations where the Company incurs costs in currencies other than our functional currency, we sometimes enter into foreign exchange contracts to limit our exposure to fluctuating foreign currencies. We follow the provisions of ASC No. 815, Derivatives and Hedging in accounting for our derivative contracts. The Company has $829.3 million in notional value of exchange rate sensitive instruments at June 30, 2023. See Note 17- Commitments and Contingencies and Derivative Financial Instruments for discussion.

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
The Company’s management, with the participation of its Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), evaluated the effectiveness of the Company’s disclosure controls and procedures as defined by Rule 13a-15(e) of the Exchange Act defined above, as of June 30, 2023, the end of the period covered by this Quarterly Report on Form 10-Q (the “Evaluation Date”). Based on that evaluation, the Company’s management, with the participation of the Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer) concluded that the Company’s disclosure controls and procedures, as of the Evaluation Date, were effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
There were no changes to our internal control over financial reporting which were identified in connection with the evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act during the quarter ended June 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION
Item 1.    Legal Proceedings.
The information required by this Item 1 is included in the Note 17- Commitments and Contingencies and Derivative Financial Instruments included in the Notes to Consolidated Financial Statements appearing under Part I, Item 1 of this Quarterly Report on Form 10-Q, which is incorporated herein by reference.
Item 1A.    Risk Factors.
Please refer to Item 1A- Risk Factors in our 2022 Form 10-K and our Quarterly Report on Form 10-Q for the second quarter of fiscal 2023, which are incorporated herein by reference, for a discussion of some of the factors that have affected our business, financial condition, and results of operations in the past and which could affect us in the future. There have been no material changes to those risk factors, except for the information disclosed elsewhere in this Quarterly Report on Form 10-Q that provides factual updates to those risk factors. Before making an investment decision with respect to our common stock, you should carefully consider those risk factors, as well as the financial and business disclosures contained in this Quarterly Report on Form 10-Q and our other current and periodic reports filed with the SEC.
Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds.
There were no sales of unregistered securities during the third fiscal quarter of 2023.
Share Repurchases
On January 25, 2023, the Company's Board of Directors authorized an incremental share repurchase program of up to $1.0 billion of the Company's stock, to expire on January 25, 2026 (the "2023 Repurchase Authorization"). A summary of repurchases of the Company’s common stock made during the third quarter of fiscal 2023 under the 2023 Share Repurchase Authorization follows:

Period	Total Number of Shares Purchased	Average Price Per Share (1)	Total Number of Shares Purchased under the 2023 Repurchase Authorization	Approximate Dollar Value of Shares that May Yet Be Purchased Under the 2023 Repurchase Authorization
May 1, 2023 - May 26, 2023	519,040	$115.62	519,040	$939,990,410
May 29, 2023 - June 30, 2023	568,972	$114.26	568,972	$874,978,253

(1)    Includes commissions paid and calculated at the average price per share.
On January 16, 2020, the Company's Board of Directors authorized a share repurchase program of up to $1.0 billion of the Company's common stock, that expired on January 15, 2023 (the "2020 Repurchase Authorization"). There were no repurchases of the Company’s common stock made during the third quarter of fiscal 2023 under the 2020 Share Repurchase Authorization.
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
Item 3.    Defaults Upon Senior Securities
None.

Item 4.     Mine Safety Disclosure.
None.
Item 5.     Other Information.

During the period covered by this Quarterly Report on Form 10-Q, none of our officers or directors adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act or any “non-Rule 10b5-1 trading arrangement” as defined in Item 408(c) of SEC Regulation S-K.

Item 6.     Exhibits.

3.1	Amended and Restated Certificate of Incorporation of Jacobs Solutions Inc. Filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K on August 29, 2022 and incorporated herein by reference.
3.2
Amended and Restated Bylaws of Jacobs Solutions Inc., dated as of July 6, 2023. Filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K/A on July 11, 2023 and incorporated herein by reference.

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
101
The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2023, formatted in Inline XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Earnings, (iii) Consolidated Statements of Comprehensive Income (Loss), (iv) Consolidated Statements of Stockholders’ Equity, (v) Consolidated Statements of Cash Flows and (vi) Notes to Consolidated Financial Statements, tagged as blocks of text and including detailed tags.

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2023, (formatted as Inline XBRL and contained in Exhibit 101).

* Filed herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
JACOBS SOLUTIONS INC.

By:	/s/ Kevin C. Berryman
Kevin C. Berryman
President
and Chief Financial Officer
(Principal Financial Officer)

Date:	August 8, 2023