Form 10-K
period 2023-09-29
JACOBS SOLUTIONS INC.
filed 2023-11-21
CIK 52988

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________________________________________
FORM 10-K
(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 29, 2023
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ____ to ____

Commission File No. 1-7463
_________________________________________________________________
Jacobs Solutions Inc.

Delaware				88-1121891
(State or other jurisdiction of incorporation or organization)				(IRS Employer identification number)

1999 Bryan Street	Suite 3500	Dallas	Texas	75201
(Address of principal executive offices)				(Zip Code)

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
Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act:  ☒    Yes  ☐    No
Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.  ☐    Yes  ☒    No
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒    Yes  ☐    No
Indicate by check mark whether the Registrant: has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files).  ☒    Yes  ☐    No
Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.         ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act)  ☐    Yes  ☒    No
There were 126,024,433 shares of common stock outstanding as of November 10, 2023. The aggregate market value of the Registrant’s common equity held by non-affiliates was approximately $14.6 billion as of March 31, 2023, based upon the last reported sales price on the New York Stock Exchange on that date.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s definitive proxy statement to be issued in connection with its 2024 annual meeting of shareholders are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated.

JACOBS SOLUTIONS INC.
Fiscal 2023 Annual Report on Form 10-K

PART I
FORWARD-LOOKING STATEMENTS
In addition to historical information, this Annual Report on Form 10-K contains forward-looking statements within the meaning of the United States Private Securities Litigation Reform Act of 1995. Forward-looking statements are statements that do not directly relate to any historical or current fact. When used herein, words such as "expects," "anticipates," "believes," "seeks," "estimates," "plans," "intends," “future,” “will,” “would,” “could,” “can,” “may,” "target," "goal" and similar words are intended to identify forward-looking statements. Examples of forward-looking statements include, but are not limited to, statements we make concerning the financial condition and results of operations and our expectations as to our future growth, prospects, financial outlook and business strategy for fiscal 2024 or future fiscal years, our plans to spin off and merge with Amentum our Critical Missions Solutions (“CMS”) business and a portion of our Divergent Solutions business in a proposed transaction that is intended to be tax-free to stockholders for U.S. federal income tax purposes, our and our stockholders respective ownership percentages of the combined company, the amount of cash payment and value to be derived from the disposition of Jacobs’ stake in the combined company, the expected timing, structure and tax treatment of the proposed transaction, the ability of the parties to complete the proposed transaction, and the potential benefits and synergies of the proposed transaction, including the future financial and operating results and strategic benefits, and any assumptions underlying any of the foregoing. Although such statements are based on management’s current estimates and expectations and/or currently available competitive, financial, and economic data, forward-looking statements are inherently uncertain, and you should not place undue reliance on such statements as actual results may differ materially. We caution the reader that there are a variety of risks, uncertainties and other factors that could cause actual results to differ materially from what is contained, projected or implied by our forward-looking statements. Such factors include uncertainties as to the structure and timing of the proposed transaction, the impact of the proposed transaction on Jacobs’ and the combined company’s businesses if the transaction is completed, including a possible impact on Jacobs’ credit profile, and a possible decrease in the trading price of Jacobs' and/or the combined company’s shares, the possibility that the proposed transaction, if completed, may not qualify for the expected tax treatment, the ability to obtain all required regulatory approvals, the possibility that closing conditions for the proposed transaction may not be satisfied or waived, on a timely basis or otherwise, the risk that any consents or approvals required in connection with the proposed transaction may not be received, the risk that the proposed transaction may not be completed on the terms or in the time-frame expected by the parties, unexpected costs, charges or expenses resulting from the proposed transaction, business and management strategies and the growth expectations of the combined company, the inability of Jacobs’ and the combined company to retain and hire key personnel, customers or suppliers while the proposed transaction is pending or after it is completed, and the ability of the Company to eliminate all stranded costs, as well as other factors related to our business, such as our ability to fully execute on our three-year corporate strategy, including our ability to invest in the tools needed to implement our strategy, competition from existing and future competitors in our target markets, our ability to achieve the cost-savings and synergies contemplated by our recent acquisitions within the expected time frames or to achieve them fully and to successfully integrate acquired businesses while retaining key personnel, the impact of any pandemic, and any resulting economic downturn on our results, prospects and opportunities, measures or restrictions imposed by governments and health officials in response to the pandemic, the timing of the award of projects and funding and potential changes to the amounts provided for, under the Infrastructure Investment and Jobs Act, as well as other legislation related to governmental spending, any changes in U.S. or foreign tax laws, statutes, rules, regulations or ordinances that may adversely impact our future financial positions or results of operations, financial market risks that may affect the Company, including by affecting the Company's access to capital, the cost of such capital and/or the Company's funding obligations under defined benefit pension and postretirement plans, as well as general economic conditions, including inflation and the actions taken by monetary authorities in response to inflation, changes in interest rates and foreign currency exchange rates, changes in capital markets, instability in the banking industry, or the impact of a possible recession or economic downturn on our results, prospects and opportunities, and geopolitical events and conflicts, among others. The impact of such matters includes, but is not limited to, the possible reduction in demand for certain of our product solutions and services and the delay or abandonment of ongoing or anticipated projects due to the financial condition of our clients and suppliers or to governmental budget constraints or changes to governmental budgetary priorities; the inability of our clients to meet their payment obligations in a timely manner or at all; potential issues and risks related to a significant portion of our employees working remotely; illness, travel restrictions and other workforce disruptions that have and could continue to negatively affect our supply chain and our ability to timely and satisfactorily complete our clients’ projects; and the inability of governments in certain of the countries in which we operate to effectively mitigate the financial or other impacts of any future pandemics or infectious disease outbreaks on their economies and workforces and our operations therein. The foregoing factors and potential future developments are inherently uncertain, unpredictable and, in many cases, beyond our control. For a description of these and additional factors that may occur that could cause actual results to differ from our forward-looking statements, see Item 1A—Risk Factors below. We undertake no obligation to release publicly any revisions or updates to any forward-looking statements. We encourage you to read carefully the risk factors described herein and in other documents we file from time to time with the United States Securities and Exchange Commission (the "SEC").
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
On May 9, 2023, the Company announced our intention to spin-off our Critical Mission Solutions business into an independent publicly traded company to Jacobs’ stockholders. On November 20, 2023, Jacobs entered into a definitive agreement to spin-off and combine our CMS and Cyber and Intelligence government services (part of Divergent Solutions ("DVS")) businesses with Amentum, in a Reverse Morris Trust transaction intended to be tax-free to Jacobs’ shareholders for U.S. federal income tax purposes. The transaction, which is expected to close in fiscal year 2024, is subject to regulatory approvals and other customary closing conditions. CMS and DVS are each a reportable segment and are reported in our continuing operations for the 12 months ended September 29, 2023.

Item 1.     BUSINESS
Creating a More Connected, Sustainable World
At Jacobs, we’re challenging today to reinvent tomorrow by solving the world’s most critical problems for thriving cities, resilient environments, mission-critical outcomes, operational advancement, scientific discovery and cutting-edge manufacturing, turning abstract ideas into realities that transform the world for good. Leveraging a talent force of approximately 60,000, Jacobs provides a full spectrum of professional services including consulting, technical, engineering, scientific and project delivery for the government and private sector.
Over the last seven years, Jacobs has been on a transformation journey, starting with a re-emphasis on business excellence, our culture and brand, and evolving our portfolio to create an inclusive, technology-forward company producing the critical solutions of tomorrow. This transformation included acquiring a 65% stake in PA Consulting Group Limited ("PA Consulting") in fiscal 2021. Acquisitions of Buffalo Group, BlackLynx and StreetLight further positioned us as a leader in high-value government services and technology-enabled solutions.
Our brand promise: "Challenging today. Reinventing tomorrow." signals our transition to a global technology-forward solutions company. We began trading as “J” on the New York Stock Exchange in December 2019, and in March 2021 our Global Industry Classifications Standard code changed to Research & Consulting Services. Our Focus 2023 Transformation Office drove further innovation, delivering value-creating solutions for our clients and leveraging an integrated digital and technology strategy to improve our efficiency and effectiveness, ultimately freeing up valuable time and resources for reinvestment in our people.
Boldly Moving Forward
In March 2022, Jacobs launched a three-year strategy that builds on our success over the preceding three years and takes advantage of a new lens crafted from the incredible pace of change in the world and in our markets. We’re now focused on broadening our leadership in high growth sectors aligned with long-term secular trends, such as infrastructure renewal and investment, and the global transition to more sustainable ways of living. Our strategy is driven by our purpose and values and reflects our vision of becoming a company like no other. An extensive evaluation of global trends, capabilities and markets to understand the largest opportunities, projected spend and growth rates identified three growth accelerators: Climate Response, Consulting & Advisory and Data Solutions, which cut across our entire organization and markets creating connections among global market trends, the solutions we deliver and our company purpose. Our three growth accelerators are delivering significant value for our clients, positioning Jacobs for high-margin growth while advancing sustainability and social value in the communities where we serve.

We know we have a pivotal role to play across the entire Climate Response value chain – focusing on end-to-end solutions in energy transition, decarbonization, adaptation and resilience, and regenerative and nature-based climate solutions. Today our clients are facing a rapidly changing world - navigating multifaceted challenges such as the increasing pace of technological change, budget and supply chain limitations, global climate change events and complex geopolitical conditions. Through our Consulting & Advisory capabilities, we deepen our involvement with our clients to help them conceptualize, shape and realize their future. We also harness our Data Solutions, providing data and digital capabilities, products and tools to help our clients operate more efficiently in a safe environment and capitalize on their data more than ever before. We're empowering innovation and ingenuity to unlock better outcomes.

We believe our deep global knowledge in our core sectors, applied together with the latest advances in technology, are why customers large and small choose to partner with Jacobs. In fiscal 2022, we operated in two lines of business (LOBs): Critical Mission Solutions and People & Places Solutions, and a third business segment as a result of our majority investment in PA Consulting. As part of our strategy, starting in fiscal 2023 Jacobs formed a new enabling platform, Divergent Solutions (DVS), which serves as the core foundation for developing and delivering innovative, next-generation cloud, cyber, data and digital technologies - further strengthening our ability to drive value for our clients.
Jacobs holds leading positions across our sectors in the Engineering News Record (ENR)'s rankings for Advanced Manufacturing, Cities & Places, Energy & Environment, Health & Life Sciences and Infrastructure. In fiscal 2023, we ranked № 1 on ENR's list of Top 500 design firms for the sixth consecutive year, № 1 on ENR's Top 50 Program Management Firms for the third consecutive year, and № 1 on ENR's Top 20 Firms in Combined Design and CM-PM Professional Services Revenue.
In the fourth quarter of fiscal 2022, Jacobs Engineering Group Inc. (the predecessor parent company) created a new holding company, Jacobs Solutions Inc., which became the new parent of Jacobs Engineering Group Inc. Jacobs Solutions Inc. is now more closely aligning our public identity with a global technology-forward solutions company. As a result of the transaction, the predecessor company’s then-current stockholders automatically became stockholders of Jacobs Solutions Inc., on a one-for-one basis, with the same number of shares and same ownership percentage of the Company’s common stock that they held in the predecessor company immediately prior to the transaction.

Challenging today. Reinventing tomorrow
Our values continue to guide our behaviors, relationships and outcomes — allowing us to act as one company and unify us worldwide when interacting with our clients, employees, communities and shareholders.
•We do things right. We always act with integrity — taking responsibility for our work, caring for our people and staying focused on safety and sustainability. We make investments in our clients, people and communities, so we can grow together.
•We challenge the accepted. We know that to create a better future, we must ask difficult questions. We always stay curious and are not afraid to try new things.
•We aim higher. We do not settle — always looking beyond to raise the bar and deliver with excellence. We are committed to our clients by bringing innovative solutions that lead to profitable growth and shared success.
•We live inclusion. We put people at the heart of our business. We embrace different perspectives, collaborating to make a positive impact. Through a strong focus on inclusion, with a diverse team of visionaries, thinkers and doers, we build trust — in each other and across our company.

We do things right
Jacobs' ethics and Code of Conduct are rooted in our values and provide the standards and support to help us successfully navigate issues, make the right decisions and conduct our business with the integrity that reflects our heritage and ethical reputation. We hold our suppliers and business partners to the same standards.
From the way we operate our business, to the sustainable solutions we co-create with clients and other organizations, we look for ways to make a positive environmental, societal and economic impact for our people, businesses, governments and communities around the world.

Aligned with the United Nations' (UN) Sustainable Development Goals (SDGs), PlanBeyond® is our approach to integrating sustainability throughout our operations and client solutions — planning beyond today for a more sustainable future for everyone. We identified six core SDGs that are material to our business, where we can have the most influence and impact, and we remain committed to contribute toward all 17 of the UN SDGs. We also continue to remain agile as our business evolves. Given the level of interconnectedness, complexity and pace of change in our world and company, we recognize that other SDGs are of elevated importance to Jacobs, too. Notably these include, SDG 7 - Affordable and Clean Energy; SDGs 14 and 15 - Life Below Water and Life on Land, respectively; and SDG 5 - Gender Equality.
Industry Leadership on Climate Response
Jacobs identified Climate Response as one of three core growth accelerators within our fiscal 2022 to 2024 Company Strategy – aligning positive societal impact with long-term business growth.
Our key ambitions focus on driving positive impact through our operations and client solutions - including achieving net zero across the value chain by 2040 and contributing to the UN SDGs across all of our solutions by 2025. Our net-zero targets are approved by the Science Based Targets initiative and our carbon neutrality status is in line with the international standard PAS 2060. Detailed in our Carbon Neutrality Commitment, starting in 2020 and throughout fiscal 2021, we achieved 100% low-carbon electricity, and we also became carbon neutral for our operations and business travel in 2020. We continue to maintain these commitments.

In fiscal 2023, Jacobs launched our inaugural Sustainability Linked Bonds (SLBs) further reflecting our industry leadership and commitment to incorporating sustainability into the Company's financing strategy. The SLBs' performance is underpinned by two Key Performance Indicators, one that is directly linked to Gender Equality and Reduced Inequalities (UN SDG 5 and UN SDG 10) and the other to Climate Action (UN SDG 13).
Our ESG Disclosures Report shares our Environmental, Social and Governance (ESG) performance, reported in alignment with the Sustainability Accounting Standards Board framework. We have sustained industry leading ISS Prime Status for our ESG corporate rating – this is awarded to companies with an ESG performance above the sector-specific Prime threshold, which means that we fulfil ambitious absolute performance requirements. In fiscal 2023, Jacobs was included in the Dow Jones Sustainability World Index 2022, reinforcing our position as a global sustainability leader. The Dow Jones Sustainability World Index tracks the financial performance of leading sustainability-driven companies worldwide. Jacobs is one of only 325 organizations globally to make the list, out of the more than 10,000 publicly traded companies that are invited to participate in the assessment.

We received the World Environment Center’s prestigious 2023 Gold Medal Award recognizing our international corporate achievement in sustainable development. We also earned a place on CDP's “A” List for climate for the first time and received a gold medal in the EcoVadis Sustainability Ratings.

Supporting our Communities

We focus on putting our values into practice. Around the world, our people craft solutions that affect the way people live; helping to improve social, environmental and economic resiliency.

Every year, we invest in local communities not only where our employees live and work, but globally, collaborating with charities and not-for-profit organizations to make a positive impact and live our values. Through Collectively℠, our global giving and volunteering program, employees can support eligible charities with Jacobs matching donations to a certain level, request a company donation to a charity of their choice that is aligned with our values and strategic causes, and receive paid volunteer time and rewards.

In fiscal 2023, we donated over $3.2 million to 2,700+ charities across 29 countries. Our people tracked approximately 21,000 volunteer hours and completed nearly 1,700 engagement activities.

Social Value and Equity Advisory

Supporting UN SDG 10: Reduced Inequalities, we integrate social value and equity considerations and innovations into the solutions we deliver for our clients. We work with our clients to help them realize social value opportunities through their projects and services by embedding social, economic and environmental benefit generation in what they do. Our blueprint for creating social value through infrastructure investments sets the overarching framework for the solutions we provide to help clients create social value and contribute to a more inclusive economy.

Social value is a fast-evolving field, and its successful delivery requires a wide range of specialisms. Our partner and fully owned subsidiary Simetrica-Jacobs specializes in social value, wellbeing research and impact evaluation, and has contributed to internationally endorsed methods set out by the Organisation for Economic Co-operation and Development (OECD) and government-produced guidelines, including the U.K. Government’s HM Treasury Green Book. We help clients understand how they can transform local, city and regional decision-making – identifying innovative, inclusive and ethical investments that will drive social change, spread prosperity and meet the growing challenges facing communities.

As global challenges to our security, wellbeing and ability to operate evolve, BeyondZero® continues to drive a safer, more secure, healthier and more resilient future for our Jacobs family. Aligning with UN SDG 3: Good Health & Wellbeing, we stay focused on managing Health, Safety and Environment (HSE) and security risks effectively and leveraging our Culture of Caring℠ to deliver the best outcomes for our people, the environment, our clients, our communities and our shareholders. Through our Mental Health Matters program, we empower our workforce, so they know they work in an environment where their mental health and wellbeing is the top priority and where everyone can "bring their best whole self to work."

We challenge the accepted
To us, everything we do – whether tackling water scarcity, aging infrastructure, access to life-saving therapies or sophisticated cyberattacks – is more than a job. We work every day to make the world better for all.
Supporting UN SDG 9: Industry, Innovation and Infrastructure, we foster a culture of technology and innovation to support the advancement of society. For us, innovation means creating and delivering value and Beyond IfSM is our global innovation program instilling and sustaining our innovation culture. It represents our creativity and agility to challenge the accepted, with the domain expertise to push beyond our boundaries and deliver for today and into tomorrow. We act to turn ideas into reality and create outcomes that deliver value for our clients and society at large.
We aim higher
We take on some of the world’s biggest challenges, bringing a different way of thinking to everything we do, challenging the status quo and questioning what others might accept. We craft solutions that affect the way people live. From delivering vital infrastructure to help communities adapt and thrive to retrofitting vaccine facilities to protect public health, we solve for better, never losing sight of our responsibility to each other.
BeyondExcellence℠ is our global approach to quality, performance excellence, continual improvement and recognizing those who set the new standard in delivering for our clients. With a core set of processes in place, BeyondExcellence gives us a framework to deliver value on our projects through good governance, assurance and improvement.
We live inclusion
At Jacobs, we’re building an inclusive and diverse culture to provide a solid foundation for selecting, developing and retaining the best and brightest minds at Jacobs — a culture we call TogetherBeyond℠. We’re taking tangible action to drive meaningful, measurable change both in our company and in the communities we serve. Creating a culture of belonging where everyone can thrive – where our differences are harnessed to bring the innovative, extraordinary solutions to life that our clients demand from us. We also recognize that our Inclusion & Diversity (I&D) and holistic wellbeing efforts are key components of the "S" in ESG — the social value and equity considerations for our people as well as the communities we serve.

Our eight Jacobs Employee Networks (JENs) promote inclusion and equality, not only within Jacobs but with our clients, potential recruits and within the communities that we serve. The JENs are employee-led and organized, partnering with leadership to shape an inclusive organization and ensure everyone feels that they belong.

ACE Strength in our differences.	Providing information, resources, and networking opportunities regarding physical, mobility and cognitive disabilities to staff who are disabled and to staff who provide caregiving services.
Careers Network Explore. Navigate. Inspire.	Empowering our employees across all career stages to maximize their potential and make Jacobs the industry leader and workplace of choice.
Enlace Linking Latinos and allies.	"Link" in Spanish — Leveraging the company's unique and vibrant Latino talent contributing to our company's growth profitable strategy, attracting and retaining Latinos, while fostering leadership, community involvement, diversity and cultural pride.
Harambee Black. Engaged. Empowered.	"Working together" in Swahili — Positively impacting the black employee experience through recruitment, development, and retention of black talent.
OneWorld One planet, many cultures.	Providing an inclusive environment that actively nurtures and supports our diverse employees and clients across all ethnicities and cultures.
Prism Bring your whole self to work.	Creating an environment where LGBTQI+ employees feel able and empowered to bring their whole self to work.
VetNet Supporting our armed forces communities.	Advocating for veterans and current military reserve members, including support for transitioning veterans.
Women's Network Working together for gender inclusion.	Accelerating a cultural shift by empowering women and promoting gender equality.

We maintain agile and disciplined capital deployment
M&A and Divestitures
Consistent with our profitable growth strategy, Jacobs pursues acquisitions, divestitures, strategic investments and other transactions to maximize long-term value by continuing to reshape our portfolio to higher value solutions and accelerating profitable growth strategy. The Company has recently made, or announced its intention to make, the following acquisitions, strategic investments and divestitures:
•On May 9, 2023, the Company announced our intention to spin-off our Critical Mission Solutions business into an independent publicly traded company to Jacobs’ stockholders. On November 20, 2023, Jacobs entered into a definitive agreement to spin-off and combine our CMS and Cyber and Intelligence government services (part of Divergent Solutions ("DVS")) businesses with Amentum, in a Reverse Morris Trust transaction intended to be tax-free to Jacobs’ shareholders for U.S. federal income tax purposes. The transaction, which is expected to close in fiscal year 2024, is subject to regulatory approvals and other customary closing conditions.
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
Share Repurchases
During fiscal 2023, the Company repurchased $265.7 million in shares.
Shareholder Dividends
During fiscal 2023, the Company paid dividends of $0.23 per share in the first quarter and $0.26 per share in the second, third and fourth quarters.

Operating Segments
The services we provided to our markets in fiscal 2023 fall into the following two lines of business (LOB): Critical Mission Solutions (CMS) and People & Places Solutions (P&PS). Our LOBs, our business unit Divergent Solutions (DVS), which operates as an integrated offering to both LOBs, and a majority investment in PA Consulting, constitute the Company’s operating segments.
For additional information regarding our segments, including information about our financial results by segment and financial results by geography, see Note 19 - Segment Information of Notes to Consolidated Financial Statements beginning on page F-1 of this Annual Report on Form 10-K.
Critical Mission Solutions (CMS)
In fiscal 2023, Jacobs’ Critical Mission Solutions line of business provided a full spectrum of solutions for clients to address evolving challenges like digital transformation and modernization, national security and defense, space exploration, digital asset management, the clean energy transition, and nuclear decommissioning and cleanup. Our core capabilities include systems and software development and application integration services and consulting; enterprise level IT operations and mission IT services; engineering, design and construction of specialized technical facilities and systems; testing and mission integration; enterprise operations and maintenance; program management; research, development, test and evaluation services; specialized training and mission operations; environmental remediation; and other highly technical consulting solutions to government agencies as well as commercial clients in the U.S. and international markets.

We leverage our deep experience to support clients in the Aerospace, Automotive, Telecommunications, Intelligence, Defense and Energy sectors to develop lasting solutions in the communities where we live and work.

Our clients include the U.S. Department of Defense (DoD), the Combatant Commands, the U.S. Intelligence Community, NASA, the U.S. Department of Energy (DoE), EDF Nuclear Generation, the U.K. Ministry of Defence, the U.K. Nuclear Decommissioning Authority (NDA), and the Australian Department of Defence, as well as private sector clients mainly in the aerospace, automotive, motorsports, energy and telecom sectors.
Serving mission-critical sectors
The U.S. Government is the world’s largest buyer of technical services, and in fiscal 2023, approximately 70% of CMS’s revenue was earned from serving the DoD, Intelligence Community, DoE and other U.S. Federal Civilian governmental entities.
Trends affecting our government clients include an evolving external threat environment including digital transformation and IT modernization; national security and defense infrastructure modernization; space exploration and domain dominance; intelligent asset management to improve capability and extend the life of aging facilities; research and development of nuclear fission and fusion energy technologies and solutions to accelerate the global clean energy transition; and decommissioning and remediation of legacy nuclear sites, all of which are driving demand for our highly technical solutions.
We are also witnessing an increase in the capabilities of unmanned aircraft and hypersonic weapons, which is impacting both offensive and defensive spending priorities among our clients and is a driver for next generation solutions such as C5ISR (command, control, communications, computer, combat systems, intelligence, surveillance and reconnaissance) and advanced aeronautical and aerothermal testing, respectively. Additionally, we have seen an increase in space exploration initiatives both from the U.S. government, such as NASA’s Artemis program to return to the moon in 2024, as well as the commercial sector.
Within nuclear energy and as part of our Climate Response, our customers have decades-long initiatives to manage and upgrade existing energy infrastructure, construct new nuclear power plants as well as small and advanced modular reactors, and decommission and remediate end-of-life assets. Our customers also manage critical nuclear facilities supporting national security objectives.
Our international clients, which accounted for 22% of fiscal 2023 revenue, have also increased demand for our IT and advanced infrastructure solutions, defense and nuclear energy capabilities.
In fiscal 2023, approximately 8% of CMS’s revenue was from U.S. commercial sectors, including telecommunications, which anticipates a large cellular infrastructure build-out from 4G to 5G technology. Like our government services clients, our commercial clients are seeking ways to improve capabilities, reduce maintenance costs and optimize their facilities with network connected facilities and equipment. They also look to CMS for advanced research and development systems and facilities that enable advanced product development.
On May 9, 2023, the Company announced our intention to spin-off our Critical Mission Solutions business into an independent publicly traded company to Jacobs’ stockholders. On November 20, 2023, Jacobs entered into a definitive agreement to spin-off and combine our Critical Mission Solutions and Cyber and Intelligence government services businesses (part of Divergent Solutions ("DVS")) with Amentum, in a Reverse Morris Trust transaction intended to be tax-free to Jacobs’ shareholders for U.S. federal income tax purposes. The transaction, which is expected to close in fiscal year 2024, is subject to regulatory approvals and other customary closing conditions.

People & Places Solutions (P&PS)
In fiscal 2023, Jacobs' People & Places Solutions line of business provided end-to-end solutions for our clients’ most complex challenges related to climate change, energy transition, connected mobility, integrated water management and biopharmaceutical manufacturing. In doing so, we combine deep experience in the following sectors - Advanced Manufacturing, Cities & Places, Energy & Environment, Transportation and Water.

Our core skills revolve around consulting, planning, architecture, design, engineering, infrastructure delivery services including project, program and construction management and long-term operation of facilities. Solutions are delivered as standalone professional service engagements, comprehensive program management partnerships, and selective progressive design-build and construction management at-risk delivery services. Increasingly, we use data science and technology-enabled expertise to deliver positive and enduring outcomes for the clients and communities we serve.

Our clients include national, state and local governments in the U.S., Europe, U.K., Middle East, and Asia Pacific, and multinational and local private sector clients throughout the world.

Serving broad industry sectors that support people and places

Infrastructure modernization; climate change; urbanization and population growth; water, food and energy security; strengthening global supply chains; and digital transformation are driving new challenges and opportunities for our clients. These drivers require holistic, integrated and sustainable solutions that draw on our significant knowledge in the markets we serve. For example, an airport is now a smart city with extensive operational, cybersecurity, sustainability and autonomous mobility requirements. Major projects and programs now require advanced analytics to plan for climate adaptation, just and equitable inclusion, and next-generation mobility services. The future of major utilities (water, power/energy, telecommunications) is highly technology-enabled, using digital twins, predictive analytics and smart metering technology to maximize services in the most carbon and commercially efficient manner while protecting the natural environment and the security of supply.

This increase in technology-enabled solutions is a key factor in our growth strategy - both organic and through our recent acquisitions and strategic investments. Our business model is evolving to include proprietary software and analytics to solve modern challenges. A key example of this is the addition of StreetLight's on-demand analytics which are transforming transportation and infrastructure solutions, enabling smarter, more impactful investments.

The combination of these attributes results in a significant effort to modernize infrastructure around the globe. Key examples include advising transportation agencies in major cities as they decarbonize vehicle fleets, including the electrification of New York City’s bus fleet – the largest in North America – and San Francisco. We design and deliver battery and vehicle manufacturing facilities for private clients across North America and Europe. In the Energy & Power space, we are supporting the buildout of enabling infrastructure supporting the development of offshore wind assets, especially in the northeast United States. Our knowledge in the environmental, water and wastewater, solid waste, aviation and infrastructure markets has made us a top-ranked environmental consultant and we have supported clients with PFAS assessment and remediation at thousands of sites. Finally, we have long-standing partnerships with the world’s leading life sciences firms, designing and delivering advanced facilities that manufacture critical life-changing vaccines and therapies.

A strong foundation of innovative solutions, a culture of sustainability and inclusion, a focus on climate response and resilience, and an expansive consulting and advisory mindset are woven into every project we deliver for the benefit of people, places and the planet in the communities we serve.

Divergent Solutions (DVS)
Jacobs’ business unit and operating segment, Divergent Solutions, serves as the core foundation for developing and delivering innovative, next-generation cloud, cyber, data and digital technologies. DVS further strengthens our ability to drive value for clients of both LOBs by leveraging a full spectrum of cyber, data analytics, systems and software application integration services across Jacobs. Our core capabilities include global strategic alliances, innovation collaboration, next-generation technologies, software and data as a service, and data and secure solutions, all aligned to the three high-growth verticals of Transportation, Water and National Security. DVS clients include government agencies and commercial clients in the U.S. and international markets. The Reverse Morris Trust transaction announced on November 20, 2023 includes portions of DVS, including the Cyber & Intelligence business.
PA Consulting (PA)
Jacobs invested in a 65% stake in PA Consulting, the company that is bringing ingenuity to life. PA accelerates new growth ideas from concept, through design and development and to commercial success, and revitalizes organizations, building leadership, culture, systems and processes to make innovation a reality. PA’s team of approximately 4,000 strategists, innovators, designers, consultants, digital experts, scientists, engineers and technologists work across seven sectors: consumer and manufacturing, defense and security, energy and utilities, financial services, government, health and life sciences, and transport to make a positive impact alongside the clients it supports.

PA has a diverse mix of private and public sector clients. Private sector clients include global household names like Unilever and Pret A Manger; and start-ups like PulPac, which is converting plant fibers into sustainable packaging, and Hydrow, with its award-winning indoor rowing machine. Public sector clients include national and local government entities like the U.K.’s Ministry of Defence and National Health Service, the Swedish Payments Authority (Utbetalningsmyndigheten), and the U.K.’s Hampshire County Council.

In a fast-moving, complex world, we’re deploying the collective strengths of Jacobs and PA to create significant opportunities for our clients to adapt, innovate and transform. Alongside Copenhagen Metro – one of the most advanced public transport systems in Europe – we’re providing strategic management and technical services to support its operations and maintenance. We’ve also been selected by the U.K. Department for Transport to provide technical and commercial advice on its portfolio of rail and other transport mode agreements, major projects and programs, and its policy and strategic work in transport.
Significant Customers
The following table sets forth the percentage of total revenues earned directly or indirectly from agencies of the U.S. federal government for each of the last three fiscal years:

2023	2022	2021
31%	31%	33%
Given the percentage of total revenue derived directly from the U.S. federal government, the loss of U.S. federal government agencies as customers could have a material adverse effect on the Company. In addition, any or all of our government contracts could be terminated, we could be suspended or debarred from all government contract work, or payment of our costs could be disallowed. Approximately 64% of revenue derived directly from the U.S. federal government is in the CMS segment. For more information on risks relating to our government contracts, see Item 1A - Risk Factors.
Contracts
While there is considerable variation in the pricing provisions of the contracts we undertake, our contracts generally fall into two broad categories: cost-reimbursable and fixed-price. The following table sets forth the percentages of total revenues represented by these types of contracts for each of the last three fiscal years:

	2023	2022	2021
Cost-reimbursable	74%	74%	76%
Fixed-price, limited risk	21%	21%	18%
Fixed-price, at risk	5%	5%	6%
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
Competition
We compete with many companies across the world including technology consulting, federal IT services, aerospace, defense and engineering firms. Typically, no single company or companies dominate the markets in which we provide services, and in many cases we partner with our competitors or other companies to jointly pursue projects. AECOM, Booz Allen, CACI, KBR, Leidos, ManTech, Parsons, SAIC, Tetra Tech, WSP, General Dynamics, Northrop Grumman, Accenture, Altair, Stantec, Montrose, Capgemini, Cognizant, DXC Technology, Fluor, 3LHarris, EPAM Systems, Globant, Endava, Exponent, IBM, Infosys, Deloitte, KPMG, PwC, Perficient, Procure, ICF International, TTEC and Huron are some of our competitors. We compete based on the following factors, among others: technical capabilities, reputation for quality, price of services, safety record, availability of qualified personnel, and ability to timely perform work and contract terms.
Our People

Our people and our culture are fundamental to what truly makes Jacobs. Authentic leadership and a commitment to living our core values every day creates a culture of trust, respect and empowerment across our business to help us deliver the best outcomes for all our stakeholders. Together, we deliver extraordinary solutions for a better tomorrow and live by our employee value statement: "Jacobs. A world where you can." Our strategy further connects our people to our purpose and helps us continue to evolve our culture to support, empower and enable our talent to thrive.
Attracting, Engaging and Developing our Workforce
As of September 29, 2023, we had a workforce of approximately 60,000 people worldwide, including a contingent workforce of approximately 2,900 people. This represents an increase of 2% in our total workforce year-over-year. The breakdown of our employees by region is as follows:

Region	Percentage of Global Workforce(1)
Americas	55%
Europe (including U.K)	26%
Asia Pacific (including India)	15%
Middle East and Africa	4%

(1) Excludes contingent workforce
The success of Jacobs is dependent on our ability to hire, retain, engage and leverage highly qualified employees, across the full spectrum of technical, professional, scientific and consulting disciplines.

By fostering learning and unlocking career opportunities for our people, we attract and retain the best talent to deliver for our clients and fuel long-term growth for Jacobs. Our global learning and development resources help our talent grow and develop their careers while also sharing expertise and specialized skills. Our global graduate development program and our local apprenticeships transition our future talent into our community with the skills, networks and knowledge necessary to create the foundation for a successful career at Jacobs. We provide our interns with practical, relevant “real life experience” to help support their professional goals. In fiscal 2023, close to 2,600 graduates, interns and apprentices were welcomed to our global team.

Our people can pursue different careers and lifelong professional opportunities at Jacobs. We promote and foster agile careers enabling employees to develop new skills and accelerate learning in different areas of our business. Our Jacobs Go! Program provides inter-regional and international six-month secondments to enhance employee experience and support their connectivity across Jacobs. In fiscal 2023, we also introduced our Returnship Program for talented professionals looking to refresh skills and reignite careers after an extended career break. As an employer of choice for diverse talent, these programs enable us to bring more innovative thought and solutions into our teams to support our clients.

Having established a baseline for our organizational health with a comprehensive Culture Survey in 2021, we are conducting shorter, periodic pulse surveys with employees to continually evaluate progress in priority areas and identify new opportunities for growth. In the most recent pulse survey, our people generally fed back that they feel included, have a sense of personal accomplishment and are likely to recommend Jacobs to a friend. We continue to make improvements in all areas including ensuring that advancement is fair and transparent.

Our unique employee experience platform – e3: engage. excel. elevate. – is not just a tool but a mindset enabling our employees to develop through continuous feedback and celebrations, aligning priorities, learning new skills and increasing knowledge. As of October 23, 2023, 87% of our employees have participated in their current annual conversation about their priorities and accomplishments. Employees also took the time to submit approximately 27,000 celebrations to recognize the work and commitment of colleagues across the business.

In addition, in fiscal 2023, 263 of our Jacobs leaders completed Amplif(i)3, a program with top-notch educators, to strengthen inspirational leadership and development of inclusive, innovative teams to enhance strategy engagement and execution across our global organization. Another successful leadership program has been our award-winning CEO Leadership Roundtable series which helps our people leaders and influencers to strengthen their leadership capabilities and grow as inspiring, impactful leaders. This past year, 8,577 Jacobs' people leaders were invited to programs led by CEO Bob Pragada. They engaged on topics such as how leaders can focus on the most important actions to lead people, and how they lead through times of professional and enterprise change. The program received a prestigious "Gold" Brandon Hall Group HCM Excellence Award.

We foster and encourage robust mentoring. Employees can request a mentor through e3 in our mentor match programs. Our eight Jacobs Employee Networks (JENs) offer mentoring programs that connect members with leaders who understand the unique challenges of their journeys and provide insight and guidance for those looking to elevate their careers. Our Board of Directors is also engaged with our JENs and leadership programs, participating in panel discussions and mentoring events within the Company, and at industry events.
Focus on Inclusion and Diversity

TogetherBeyond℠ is our approach to living inclusion every day and enabling diversity and equity globally. Integral to our strategy and how our culture continues to evolve, our TogetherBeyond approach supports a workplace where our people are curious, embrace different perspectives and harness new ideas to bring the innovative, extraordinary solutions clients demand from us. We know that if our people feel connected and valued and that they belong, then there is no limit to who they can be and what we can achieve together. Whether they connect through our JENs, our Communities of Practice, or in other ways, our people can collaborate and drive pivotal initiatives within Jacobs that directly impact our clients and create a workplace where everyone thrives.

Through TogetherBeyond, we tackle topics that are important to our employees such as equality, conscious inclusion and allyship. While providing training and resources to our people is important, equally effective are the regular authentic and courageous conversations our grassroots employee networks are creating around these topics. Through our JENs and other internal communities, our people play a critical role in attracting new talent into our business, helping to shape our recruiting strategies and policies, our science, technology, engineering, arts and math (STEAM) programs, and our accessibility practices.

Tangible leadership commitment and accountability helps drive our culture at Jacobs. At fiscal year-end 2023, our Board's independent directors were 55% diverse (race and gender), and our Executive Leadership Team was 71% diverse, based on self-reported data.

We hold leaders accountable to making sure that broad-based-diversity is reflected in their actions, their teams and the way we operate. Each year, our people leaders commit to meaningful inclusion and diversity (I&D) actions. Our Senior Vice Presidents and above sign our annual I&D commitment statement. Inclusive behaviors and outcomes are a formal component of all our leaders’ performance and compensation reviews, and all leaders at Vice President level and above are encouraged to mentor junior members of staff, including those who have a different background from themselves. This framework supports our essential I&D priorities – such as recruiting, developing and retaining outstanding veteran talent, advancing the rights of LGBTQ+ people and creating an environment where people living with disabilities participate fully and meaningfully – and ensures that we are propelling a new generation of visionary thinkers throughout our company. We also issued our new industry-leading Sustainability-Linked Bond Framework, where the interest rates payable on the bonds are tied to Jacobs' commitment to increase gender diversity in leadership positions by 2028.

An important component of these priorities is our “Be Seen @ Jacobs” data disclosure campaign which allows employees globally to confidentially and voluntarily report the demographic data they want to report. This helps us enhance our data reporting, giving us a holistic overview of all our talent in the business and the ability to identify and address any pay gaps or inequities that may exist.
As of September 29, 2023, our U.S. employees had the following race and ethnicity demographics based on self-reported data:

September 29, 2023
All U.S. Employees (1)
White	66.9%
Hispanic / Latin	9.9%
Black	8.1%
Asian	7.9%
Multiracial	2.8%
American Indian or Alaska Native	0.5%
Native Hawaiian / Other Pacific Islander	0.3%
Not provided	3.6%

(1) Includes U.S. employee population only (excludes contingent and craft employees)

Our focus on creating equal opportunities within Jacobs continues as we deliver on the commitments laid out in our Global Action Plan for Advancing Justice and Equality (the "Action Plan") launched in fiscal 2020.

In the Action Plan, we continue to work toward our five-year target of investing $10 million by 2025 to support charitable donations aligned with the Action Plan pillars, further STEAM outreach efforts to historically underrepresented groups, increase our support of diverse suppliers, and strengthen our commitment to developing and hiring the best diverse talent. In fiscal 2023, we invested more than $1.7 million toward this commitment. We are supporting several Historically Black Colleges or Universities (HBCUs), including Howard University where the Jacobs Equity and Advancement Program, a scholarship program and student engagement plan, provides monetary supplement to STEAM education, as well as opportunities for research, mentorship and continued STEAM outreach. We've also donated $1 million to support SEED School of LA County in South Los Angeles supporting at risk students. Additionally, we’re supporting the Cowrie Scholarship Foundation’s mission to graduate 100 disadvantaged Black Britons through U.K. universities in the next decade and we're working with 20/20 to help racially underrepresented people to access career and business development opportunities. We're also partnering with Tent’s LGBTQ+ Refugee Mentorship Initiative, pairing Jacobs mentors with LGBTQ+ refugees fleeing persecution. In fiscal 2023, we ranked in the top 75 employers of Social Mobility Foundation's Employer Index 2023.

Another key success story driven by the Action Plan is our ongoing commitment to supplier diversity, part of the Action Plan’s goal to “contribute to structural change in the broader society”. We are focusing on intentionally working with small or disadvantaged businesses across the globe, inclusive of minority and veteran owned businesses, and are working on quantifying diverse supplier spend. While industry benchmarks for supplier diversity currently average around 7.2% of total spend, in fiscal 2023 we spent $2.18 billion on diverse, minority-owned and disadvantaged businesses, representing approximately 34.35% of our total supply chain spend.
As of September 29, 2023, our global employees had the following gender demographics based on self-reported data:

	September 29, 2023(1)
	Women	Men
All employees	31.0%	69.0%
(1) Excludes contingent workforce and craft employees

Total U.S. diversity (ethnicity & female) was 48.9% (excludes contingent workers and craft employees). In partnership with our Women’s Network, we deliver various workforce diversity initiatives to elevate the value of women in the workplace, while fostering the next generation of professional women. Strategic efforts include tools and resources to support gender-balanced interview teams, flexible working arrangements, improved caregiver leave, and “Bridge the Gap”, a program that actively supports parents returning to work. We are in constant communication with our employees about their healthcare needs.

In fiscal 2023, we were named one of The Times Top 50 Employers for Gender Equality 2023, the U.K.’s most highly profiled and well-established listing of employers striving for gender equality in the workplace.

In fiscal 2023, our U.S. university hiring demographics show hires of 39% female, 57% male, and 4% undisclosed or non-binary gender, as well as 45% ethnically diverse employees. Overall U.S. hiring at Jacobs is at 37% for ethnically diverse employees (excludes contingent workers and craft employees) in 2023.

Our ACE employee network connects and empowers members living with disability, health challenges or neurodiversity, and those who provide care to others. ACE embraces the social model of disability which aims to identify and remove the social, digital, and physical barriers that create exclusion in the workplace and society in general. We again earned the top score of 100 in the 2023 Disability Equality Index, a joint initiative of the American Association of People with Disabilities and Disability:IN, the leading nonprofit resource for business disability inclusion worldwide.

Through our Careers Network, we empower every employee to maximize their potential and make Jacobs the industry leader and workplace of choice. The network organizes and supports career-enriching development and networking opportunities in all our geographies.

Our One World employee network continues to celebrate cultures around the globe and to foster global connectivity, nurturing and supporting our diverse employees and clients across all ethnicities and cultures.

We supported our Prism network to drive inclusion of our LGBTQ+ family by continuing to review healthcare plans to ensure they are inclusive, train HR specialists on transgender guidelines and establish gender-neutral restrooms. In fiscal 2023, we received the People First and Large Firm of the Year awards from Consult Australia and were named to the Straits

Times’ Singapore’s Best Employers for 2023. We again ranked No. 6 in Stonewall’s U.K. Workplace Equality Index (WEI) Top 100 Employers List for LGBTQIA+ People and retained Stonewall’s Gold Award.

Through VetNet, our employee network for veterans, their families and current military reserve members, we continue to work to recruit, develop and retain the best military and veteran talent, partnering with key organizations like Hiring Our Heroes. We were proud to be honored as a 2023 VETS Indexes 4 Star Employer, recognizing our commitment to recruiting, hiring, retaining, developing and supporting veterans and the military-connected community.

Looking ahead, we will continue to focus on inclusion, belonging and diversity by:
•Continuing progress through our global Action Plan for Advancing Justice and Equality
•Striving to achieve our aspirational goals of creating a more gender-balanced and a more racially/ethnically diverse workforce around the globe to more closely reflect the labor markets and communities in which we live and serve
•Amplifying our culture of belonging and helping all employees see the various communities they can engage with at Jacobs so that everyone has a sense of belonging
•Following through on our priority areas identified through our global employee culture pulse surveys
•Identifying, developing and promoting allies across Jacobs
•Continue our data sharing campaign and enhance data reporting
•Continue to grow the diversity of talent for early career to experience staff through our graduates, interns, apprentices and STEAM education opportunities
•Increase measurement and diversification of our supply chain to improve our impact.
Our Employees’ Wellbeing and Resilience
We believe in a comprehensive approach to our employees’ resilience that covers physical, emotional, financial and social dimensions. Our programs, tools and benefits prioritize our people, equipping them with the resources and support they need to excel in all aspects of life. Our new global financial counseling benefit is designed to help our employees manage their finances confidently and be financially resilient, both in the present and the future. Additionally, our partnership with Carrot provides inclusive fertility healthcare and family-forming benefits for all paths to parenthood. We've also expanded our parental leave policies in the U.S. to further support our growing families.

We support the emotional resilience of our people and communities through our "One Million Lives" initiative, developed with global mental health professionals, where we offer a free and accessible mental health check-in tool. Since its launch in December 2020 to fiscal year end 2023, over 40,000 check-ins have been completed. Our e3 Learning platform empowers employees with self-guided learning opportunities in wellbeing and related topics. To ensure continued mental wellbeing, we have a network of dedicated Positive Mental Health Leads and an employee volunteer community of 2,036 Positive Mental Health Champions, with one in every 29 employees being an active champion.

Organizationally, as global challenges to our security, wellbeing and ability to operate evolve, we stay focused on managing risks effectively and building our resilience by leveraging our Culture of Caring℠ to deliver the best outcomes for our people, the environment and our company. Our BeyondZero® program continues to drive a safer, more secure, healthier, and more resilient future for our Jacobs family, our communities and the environment. Our business continuity program to assure business delivery and resilience continues to prove its effectiveness in an ever-changing operational environment. Jacobs’ Strategic Risk Analysis capability is a coordinated program for the identification, collation and analysis of threat intelligence and information. It enables relevant reporting among operational and strategic contextualization for effective guidance, strategic contemplation and critical business decision-making processes. Despite numerous climate-related and other global events, Jacobs has successfully maintained business continuity throughout our operations. The physical resilience of our employees at work is demonstrated though our commitment to safety excellence with another year of zero employee fatalities at work and a total recordable incident rate1 of 0.20, compared to the North American Industry Classification System’s most recently reported2 aggregate rate of 0.60.

Our enhanced Global Travel Assistance program in partnership with our Global Assistance & Response provider, International SOS, helps keep our employees safe and healthy while traveling or on assignment outside their home country.

Even in challenging global circumstances, our dedication to humanitarian efforts remains resolute. Our employees actively support humanitarian relief through Collectively, our global giving and volunteering program, which enables them to make donations and volunteer their time to natural and climate-related disaster recovery and relief campaigns, water security and scarcity, and the impacts of conflicts around the world. Jacobs proudly extends our Employee Assistance Program to support Ukrainian refugees who are hosted by Jacobs employees as household members.

1 As of October 15, 2023 and recorded in accordance with OSHA record keeping requirements, but subject to change thereafter due to possible injury/illness classification changes. The TRIR calculation uses the US OSHA formula of ‘Number of Incidents x 200,000 / total number of hours worked in a year’. The 200,000 is the benchmark established by OSHA because it represents the total number of hours 100 employees would log in 50 weeks based on a 40-hour work week.
2 Cited on September 14th, 2023 via U.S. Bureau of Labor Statistics - Incidence rates of non-fatal occupational injuries and illnesses by industry and case types, 2021 for NAICS code 54133
Information About Our Executive Officers
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
The following table presents the information required by Paragraph (b) of Item 401 of Regulation S-K.

Name	Age	Position with the Company	Year Joined the Company
Steven J. Demetriou	65	Executive Chair	2015
Robert V. Pragada	55	Chief Executive Officer and Director	2016
Claudia Jaramillo	51	Executive Vice President and Chief Financial Officer	2022
Steve Arnette	56	Executive Vice President and President, Critical Mission Solutions	1995
Joanne E. Caruso	63	Executive Vice President, Chief Legal and Administrative Officer	2012
Patrick X. Hill	50	Executive Vice President and President, People & Places Solutions	1998
Shannon Miller	47	Executive Vice President and President, Divergent Solutions	1998
William B. Allen, Jr.	59	Senior Vice President and Chief Accounting Officer	2016
All of the officers listed in the preceding table serve in their respective capacities at the pleasure of the Board of Directors of the Company.
Mr. Demetriou joined the Company in August 2015, and served as Chair and CEO until January 2023, when he assumed the Executive Chair position. Mr. Demetriou served as Chairman and CEO of Aleris Corporation for 14 years, a global downstream aluminum producer based in Cleveland, Ohio. Over the course of his career, he has gained broad experience with companies in a range of industries including metals, specialty chemicals, oil & gas, manufacturing and fertilizers.
Mr. Pragada rejoined the Company in February 2016 after serving as President and Chief Executive Officer of The Brock Group since August 2014. From March 2006 to August 2014 Mr. Pragada served in executive and senior leadership capacities with the Company. Mr. Pragada most recently served as President and Chief Operating Officer, until he succeeded Mr. Demetriou as Chief Executive Officer and was elected as a Director of the Company in January 2023.
Ms. Jaramillo joined the Company in July 2022 as Executive Vice President, Strategy and Corporate Development. Prior to that, Ms. Jaramillo spent more than 20 years at Schlumberger Limited, a global energy company, where she served in multiple executive roles in both operations and corporate finance, most recently as Vice President & Group Treasurer until June 2022. In August 2023, Ms. Jaramillo assumed the role of Executive Vice President and Chief Financial Officer.
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
•Our results of operations depend on the award of new contracts and the timing of the award of these contracts and economic conditions. Demand for our services may be impacted by continuing inflation, rising or continued high interest rates, and/or construction costs.
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
•Our benefit plan expenses and obligations may fluctuate depending on various factors, including inflation, changes in levels of interest rates, and pension plan asset performance.
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
•Our business strategy relies in part on acquisitions and strategic investments to sustain our growth and we may make minority investments as well, all of which present certain risks and uncertainties.
•Our transaction to combine CMS and portions of DVS with Amentum may not be completed on the currently contemplated timeline or at all and may not achieve the intended benefits.
Risks Related to Regulatory Compliance
•Past and future environmental, health, and safety laws could impose significant additional costs and liabilities.
•If we fail to comply with any governmental requirements, our business may be adversely affected.
•We could be adversely affected by violations of the U.S. Foreign Corrupt Practices Act and similar worldwide anti-bribery laws.

Risks Related to Climate Change
•Climate change and related environmental issues, including market or regulatory responses to climate change, could have a material adverse impact on our business, financial condition and results of operations.
•We may be unable to achieve our climate commitments and targets.
Risks Related to Our Indebtedness and Credit Markets
•We rely in part on liquidity from our credit facilities to fund our business. Restrictions in our credit facilities and other indebtedness could adversely impact our business. Our businesses may be adversely affected by disruptions or lack of liquidity in the credit markets, including reduced access to credit and higher costs of obtaining credit.
•Maintaining adequate bonding and letter of credit capacity is necessary for us to successfully win some contracts.
•Our variable rate indebtedness subjects us to interest rate risk, which could cause our debt service obligations to increase and our net income and cash flows to correspondingly decrease.
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

Demand for our services is impacted by economic downturns, reductions in government or private spending and times of political uncertainty.
We provide full spectrum technical and professional solutions to clients operating in a number of sectors and industries, including programs for various national governments, including the U.S. federal government; aerospace; automotive; pharmaceuticals and biotechnology; infrastructure; environmental; nuclear decommissioning; buildings; smart cities; energy and power; water; transportation; telecom and other general industrial and consumer businesses and sectors. These sectors and industries and the resulting demand for our services have been, and we expect will continue to be, subject to significant fluctuations due to a variety of factors beyond our control, including economic conditions and changes in client spending, particularly during periods of economic or political uncertainty. Consequently, our results have varied, and may continue to vary, depending upon the demand for future projects in the markets and the locations in which we operate.
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
Additionally, uncertain economic, socioeconomic and political conditions may make it difficult for our clients, our vendors, and us to accurately forecast and plan future business activities. We cannot predict the outcome of changing trade policies or other unanticipated socioeconomic or political conditions, nor can we predict the timing, strength or duration of any economic recovery or downturn worldwide or in our clients’ markets. In addition, our business has traditionally lagged recoveries in the general economy and, therefore, may not recover as quickly as the economy at large. Weak economic conditions could have a material adverse impact on our business, financial condition and results of operations. Furthermore, if a significant portion of our clients or projects are concentrated in a specific geographic area or industry, our business may be disproportionately affected by regional conflicts, negative trends or economic downturns in those specific geographic areas or industries.
Continuing inflation, rising or continued high interest rates, and/or construction costs could reduce the demand for our services as well as decrease our profit on our existing contracts, in particular with respect to our fixed-price contracts.
Rising inflation, interest rates, and/or construction costs could reduce the demand for our services. In addition, we bear all of the risk of high inflation with respect to those contracts that are fixed-price. Because a significant portion of our revenues are earned from cost-reimbursable type contracts (approximately 74.1% during fiscal 2023), the effects of inflation on our financial condition and results of operations over the past few years have been generally minor. However, if we continue to experience inflationary pressures, inflation may have a larger impact on our results of operations in the future, particularly if we expand our business into markets and geographic areas where fixed-price and lump-sum work is more prevalent. Therefore, continued inflation, rising or continued high interest rates and/or construction costs could have a material adverse impact on our business, financial condition and results of operations.
We may be unable to realize the benefits of implementing our three-year corporate strategy.
This is a transformative time for the Company. In fiscal 2022, we launched our new three-year corporate strategy after identifying three growth accelerators to achieve our vision for future growth: Climate Response, Consultancy & Advisory and Data Solutions. During the first quarter of fiscal 2023, we created a new operating segment, Divergent Solutions, which, consistent with our corporate strategy, is aligned to our data solutions growth accelerator. Developing a new business carries certain inherent risks, including potential diversion of management’s time and other resources from our previously-established revenue streams, the need for additional capital and other resources to expand this new business, and inefficient integration of operational and management systems and controls. Our success growing and developing the solutions offered by this new business will depend on a variety of factors, some of which may be outside of our control. There can be no assurance that this new operating segment will produce the revenues, earnings or business synergies that we anticipate. Additionally, we cannot guarantee that our corporate strategy will be successful in achieving our financial growth targets or that we will deliver our anticipated results. The failure to successfully implement our corporate strategy could have a material adverse effect on our business, financial condition and results of operations.

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
For fiscal 2023, approximately 25.9% of our revenues were earned under fixed-price contracts. Both fixed-price and many cost-reimbursable contracts require us to estimate the total cost of the project in advance of our performance. For fixed-price contracts, we may benefit from any cost-savings, but we bear greater risk of paying some, if not all, of any cost overruns. Fixed-price contracts are established in part on proposed designs, which may be partial or incomplete, cost and scheduling estimates that are based on a number of assumptions, including those about future economic conditions, commodity and other materials pricing and cost and availability of labor (including the cost of any related benefits or entitlements), equipment and materials and other exigencies. Cost overruns can occur, leading to reduced profits or, in some cases, a loss for that project for a variety of reasons, including if the design or the estimates prove inaccurate or if circumstances change due to, among other things, unanticipated technical problems, difficulties in obtaining permits or approvals, changes in local laws or labor conditions, weather or other delays beyond our control, changes in the costs of equipment or raw materials, our vendors’ or subcontractors’ inability or failure to perform, or changes in general economic conditions and inflationary pressures. We may present change orders and claims to our clients, subcontractors and vendors for, among other things, additional costs exceeding the original contract price. If we fail to properly document the nature of our claims and change orders or are otherwise unsuccessful in negotiating reasonable settlements with our clients, subcontractors and vendors, we will likely incur cost overruns, reduced profits or, in some cases, result in a loss for a project. These risks are exacerbated for projects with long-term durations because there is an increased risk that the circumstances on which we based our original estimates will change in a manner that increases costs. The occurrence of significant costs overruns could have a material adverse impact on our business, financial condition and results of operations.
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
Backlog represents estimates of the total dollar amount of revenues we expect to record in the future as a result of performing work under contracts that have been awarded to us. As of the end of fiscal 2023, our backlog totaled approximately $29.1 billion. There is no assurance that backlog will actually be realized as revenues in the amounts reported or, if realized, will result in profits. In accordance with industry practice, substantially all of our contracts, including our U.S. government work, are subject to cancellation, termination, or suspension at the discretion of the client, and may be subject to changes in the scope of services to be provided, as well as adjustments to the costs relating to the contracts. In the event of a project cancellation, we would generally have no contractual right to the total revenue reflected in our backlog. Projects can remain in backlog for extended periods of time because of the nature of the project and the timing of the particular services required by the project. The risk of contracts in backlog being canceled or suspended generally increases during periods of widespread economic slowdowns or in response to changes in commodity prices.
In some markets, there is a continuing trend toward cost-reimbursable contracts with incentive-fee arrangements. Typically, our incentive fees are based on such things as achievement of target completion dates or target costs, overall safety performance, overall client satisfaction and other performance criteria. If we fail to meet such targets or achieve the expected performance standards, we may receive a lower, or even zero, incentive fee resulting in lower gross margins. Accordingly, there is no assurance that the contracts in backlog, assuming they produce the revenues currently expected, will generate gross margins at the rates we have realized in the past.
Contracts with the U.S. federal government and other governments and their agencies pose additional risks compared to contracts with private sector clients.
We depend on contracts with the U.S. federal government and other governments and their agencies. The U.S. federal government represented approximately 31% of our total revenue in fiscal 2023. These contracts, which are a significant source of our revenue and profit, are subject to additional risks compared to contracts with private sector clients:
•Some of our contracts are long-term government contracts, which are only funded on an annual basis. In addition, public-supported financing, such as state and local municipal bonds, may be only partially raised at the beginning of a program, with additional funding normally only committed as appropriations are made in each fiscal year. If appropriations for funding are not made in subsequent years of a multiple-year contract, we may not be able to realize all of our anticipated revenue and profits from that project. U.S. government shutdowns or any related under-staffing of the government departments or agencies that interact with our business could result in program cancellations, disruptions and/or stop work orders, could limit the government’s ability to effectively progress programs and make timely payments, and could limit our ability to perform on our existing U.S. government contracts and successfully compete for new work. Governments are typically under no obligation to maintain funding at any specific level, and funds for government programs may even be eliminated. The U.S. government may also shift its spending focus away from areas, such as defense and space exploration, and toward other areas in which we do not currently provide services.
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
•Government contracts are subject to specific procurement regulations and a variety of other socio-economic requirements, which affect how we transact business with our clients and, in some instances, impose additional costs on our business operations. For example, for contracts with the U.S. federal government, we must comply with the Federal Acquisition Regulation, the Truth in Negotiations Act, the Cost Accounting Standards, and numerous regulations governing environmental protection and employment practices. Government contracts also contain terms that expose us to heightened levels of risk and potential liability than non-government contracts. This includes, for example, unlimited indemnification obligations.
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
We are a party to claims and litigation in the normal course of business, including litigation inherited through acquisitions. Since we engage in engineering and construction activities for large facilities and projects where design, construction or systems failures at any such facility or project can result in substantial injury or damage to employees or others, and expose us to substantial claims and litigation and investigations relating to, among other things, personal injury, loss of life, business interruption, property damage, or pollution and environmental damage. We can also be exposed to claims if we agreed that a project will achieve certain performance standards or satisfy certain technical requirements and those standards or requirements are not met. In many of our contracts with clients, subcontractors and vendors, we agree to retain or assume potential liabilities for damages, penalties, losses and other exposures relating to projects that could result in claims that greatly exceed the anticipated profits relating to those contracts. In addition, while clients and subcontractors may agree to indemnify us against certain liabilities, such third parties may refuse or be unable to pay us.
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
Unavailability or cancellation of insurance coverage could increase our overall risk exposure as well as disrupt the management of our business operations.
We maintain insurance coverage from third-party insurers as part of our overall risk management strategy and because some of our contracts require us to maintain specific insurance coverage limits. Catastrophic events, litigation claims, and other market factors can result in decreased coverage limits, coverage that is more limited, increased premium costs or higher deductibles and/or retentions. If any of our third-party insurers fail, suddenly cancel our coverage or otherwise are unable to provide us with adequate insurance coverage, then our overall risk exposure and our operational expenses could increase, and the management of our business operations could be disrupted. In addition, there can be no assurance that any of our existing insurance coverage will be renewable upon the expiration of the coverage period or that future coverage will be affordable at the required limits.
We have also elected to retain a portion of losses that may occur through the use of various deductibles, retentions and limits under these programs. As a result, we may be subject to future liability for which we are only partially insured, or completely uninsured.
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
Third-party subcontractors we hire perform a significant amount of the work performed under our contracts. We also rely on third-party equipment manufacturers or suppliers to provide much of the equipment and materials used for projects. If we are unable to hire qualified subcontractors or find qualified equipment manufacturers or suppliers, our ability to successfully complete a project will be impaired. If we are not able to locate qualified third-party subcontractors or the amount we are required to pay for subcontractors or equipment and supplies exceeds what we have estimated, especially in a lump sum or a fixed-price contract, we may suffer losses on these contracts. If a subcontractor, supplier, or manufacturer fails to provide services, supplies, parts or equipment as required under a contract for any reason, or fails to provide such services, supplies, parts or equipment in accordance with applicable quality standards as required by the contract or regulation, we will be required to source these services, equipment, parts or supplies from other third parties on a delayed basis or on less favorable terms, which could impact contract profitability and/or could result in claims against us for damages. We are subject to disputes with our subcontractors from time to time relating to, among other things, the quality and timeliness of work performed, customer concerns about the subcontractor, or our failure to extend existing task orders or issue new task orders under a contract. In addition, faulty workmanship, equipment or materials would likely impact the overall project, which could result in claims against us for failure to meet required project specifications.
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
We are subject to the risk of misconduct, fraud, non-compliance with applicable laws and regulations, or other improper activities by one of our employees, agents or partners, which could have a significant negative impact on our business and reputation. Such misconduct includes the failure to comply with government procurement regulations, regulations regarding the protection of classified information, regulations prohibiting bribery and other corrupt practices, regulations regarding the pricing of labor and other costs in government contracts, regulations on lobbying or similar activities, regulations pertaining to the internal controls over financial reporting, regulations pertaining to export control, environmental laws, employee wages, pay and benefits, and any other applicable laws or regulations. For example, we routinely provide services that may be highly sensitive or that relate to critical national security matters; if a security breach were to occur, our ability to procure future government contracts could be severely limited. The precautions we take to prevent and detect these activities may not be effective and we could face unknown risks or losses. Our failure to comply with applicable laws or regulations, or acts of misconduct subjects us to the risk of fines and penalties, cancellation of contracts, loss of security clearance and suspension or debarment from contracting, any of which could damage our reputation, weaken our ability to win contracts and result in reduced revenues and profits and could have a material adverse impact on our business, financial condition and results of operations.
Cybersecurity or privacy breaches, or systems and information technology interruption or failure could adversely impact our ability to operate or expose us to significant financial losses and reputational harm.
We are subject to certain risks related to interruptions, errors and delays in our information technology systems. In the event we are unable to maintain or improve the efficiency and efficacy of our systems, the operation of such systems could result in the material loss, corruption, or release of data. In addition, our computer and communication systems and operations could be damaged or interrupted by natural disasters, force majeure events, telecommunications failures, power loss, acts of war or terrorism, computer viruses, malicious code, physical or electronic security breaches, intentional or inadvertent user misuse or error or similar events or disruptions. Any of these or other events could have a material adverse impact on our business, financial condition, protection of intellectual property and results of operations, as well as those of our clients.
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

While we have security measures and technology in place designed to protect our and our clients’ proprietary or classified information, there can be no assurance that our efforts will prevent all threats to our computer systems. In addition, the rapid evolution and increased adoption of artificial intelligence technologies may intensify our cybersecurity risks. Because the techniques used to obtain unauthorized access or sabotage systems change frequently, become more sophisticated and generally are not identified until they are launched against a target, we may be unable to anticipate these techniques or to implement adequate preventative measures. As a result, we may be required to expend significant resources to protect against the threat of system disruptions and security breaches or to alleviate problems caused by these disruptions and breaches. Any of these events could damage our reputation, cause us to incur significant liability and have a material adverse effect on our business, financial condition and results of operations.
We continuously evaluate the need to upgrade and/or replace our systems and network infrastructure to protect our computing environment, to stay current on vendor supported products and to improve the efficiency of our systems and for other business reasons, including due to the rapid evolution and increased adoption of artificial intelligence and machine learning technologies and especially as we continue to operate under a hybrid working model under which employees can work and access the Company’s technology infrastructure remotely. The implementation of new systems and information technology could adversely impact our operations by imposing substantial capital expenditures, demands on management time and risks of delays or difficulties in transitioning to new systems. In addition, our systems implementations may not result in productivity improvements at the levels anticipated. Systems implementation disruption and any other information technology disruption, if not anticipated and appropriately mitigated, could have a material adverse effect on our business.
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
Our benefit plan expenses and obligations may fluctuate depending on various factors, including inflation, changes in levels of interest rates, and pension plan asset performance.
We have various employee benefit plan obligations that require us to make contributions to satisfy, over time, our underfunded benefit obligations, which are generally determined by calculating the projected benefit obligations minus the fair value of plan assets. For example, as of September 29, 2023 and September 30, 2022, our defined benefit pension and post-retirement benefit plans were underfunded by $61.5 million and $81.2 million, respectively. See Note 13- Pension and Other Postretirement Benefit Plans in the Notes to Consolidated Financial Statements beginning on page F-1 of this Annual Report on Form 10-K for additional disclosure. We may have to contribute additional cash to meet any underfunded benefit obligations associated with retirement and post-retirement benefit plans we manage or for which we have contribution or funding obligations. If we are required to contribute a significant amount of the deficit for underfunded benefit plans, our cash flows could be materially and adversely affected.
Additionally, we provide health care and other benefits to our employees. In recent years, costs for health care have increased more rapidly than general inflation in the U.S. economy. If this trend in health care costs continues, our cost to provide such benefits could increase, which could have a material adverse impact on our financial condition and results of operations.
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
Extraordinary or force majeure events beyond our control, such as natural or human caused disasters, could negatively impact our ability to operate. As an example, from time to time we face unexpected severe weather conditions which may result in weather-related delays that are not always reimbursable under a fixed-price contract; evacuation of personnel and curtailment of services; increased labor and material costs in areas resulting from weather-related damage and subsequent increased demand for labor and materials for repairing and rebuilding; inability to deliver materials, equipment and personnel to job sites in accordance with contract schedules; and loss of productivity. We may remain obligated to perform our services after any such natural or human caused event, unless a force majeure clause or other contractual provision provides us with relief from our contractual obligations. If we are not able to react quickly to such events, or if a high concentration of our projects is in a specific geographic region that suffers from a natural or human caused catastrophe, our operations may be significantly affected, which could have a material adverse impact on our operations. In addition, if we cannot complete our contracts on time, we may be subject to potential liability claims by our clients which may reduce our profits.

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
As many of our employees work remotely, we must adopt new techniques and tools to effectively train and integrate new hires and preserve our culture. Failure to effectively train our employees could create challenges for us in maintaining high levels of employee awareness of, and compliance with, our internal procedures and external regulatory compliance requirements, in addition to increasing our recruiting, training and supervisory costs, while failure to preserve our culture for any reason could harm our future success, including our ability to retain and recruit personnel, innovate and operate effectively and execute on our business strategy.
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
Commodity prices can affect our customers in a number of ways. For example, for those customers that produce commodity products such as oil, gas, batteries or fertilizers, fluctuations in price can have a direct effect on their profitability and cash flow and, therefore, their willingness to continue to invest or make new capital investments. Furthermore, declines in commodity prices can negatively impact our business in regions whose economies are substantially dependent on commodity prices, such as the Middle East. To the extent commodity prices decline or fluctuate and our customers defer new investments or cancel or delay existing projects, the demand for our services decreases, which may have a material adverse impact on our business, financial condition and results of operations.

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
A few clients have in the past, and may in the future, account for a significant portion of our revenue and/or backlog, or the revenue and/or backlog for our subsidiaries or companies in which we have made strategic investments, in any one year or over a period of several consecutive years. For example, in fiscal 2023, 2022 and 2021, approximately 31%, 31% and 33%, respectively, of our revenue was earned directly or indirectly from agencies of the U.S. federal government. Although we have long-standing relationships with many of our significant clients, our clients may unilaterally reduce, delay or cancel their contracts at any time. If we, or any of our subsidiaries or companies in which we have made strategic investments, lose, or experience a significant reduction in business from a significant client could have a material adverse impact on our business, financial condition, and results of operations.
Risks Related to International Operations
Our international operations are exposed to additional risks and uncertainties, including unfavorable political developments and weak foreign economies.
For fiscal 2023, approximately 33% of our revenue was earned from clients outside the U.S. Our business is dependent on the continued success of our international operations, and we expect our international operations to continue to account for a significant portion of our total revenues. Our international operations are subject to a variety of risks, including:
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

The lack of a well-developed legal system in some of these countries may make it difficult to enforce our contractual rights. In addition, military action, geopolitical shifts or continued unrest, particularly in the Middle East, could disrupt our operations in the region and elsewhere and may also impact the supply or pricing of oil, increase our security costs and cost of compliance with local laws, and present risks to our reputation. Additionally, recent events, including changes in U.S. trade policies and responsive changes in policy by foreign jurisdictions and similar geopolitical developments, the U.K.'s exit from the E.U., commonly referred to as “Brexit," and uncertainty in the E.U., Asia and elsewhere, have increased levels of political and economic unpredictability globally, and may increase the volatility of global financial markets and the global and regional economies.
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
We are a global professional services company, with our international operations accounting for approximately 33% of our annual revenue in fiscal 2023. Fluctuations in exchange rates for foreign currencies have reduced, and could continue to reduce, the U.S. dollar value of sales, earnings and cash flows we receive from non-U.S. markets, negatively impact our competitiveness in those markets or otherwise adversely impact our business results, reported financial condition and the U.S. dollar value of our backlog. Our reported financial condition and results of operations are exposed to the effects (both positive and negative) that fluctuating exchange rates have on the process of translating the financial statements of our international operations, which are denominated in currencies other than the U.S. dollar, into the U.S. dollar.
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
Some of our services are performed in high-risk locations, where the country or location is subject to political, social or economic risks, or war, terrorism or civil unrest. In those locations where we have employees or operations, we may expend significant efforts and incur substantial security costs to maintain the safety of our personnel. Despite these activities, in these locations, we cannot always guarantee the safety of our personnel. Acts of terrorism, threats of armed conflicts and human rights violations in or around various areas in which we operate could limit or disrupt markets and our operations, including disruptions resulting from the evacuation of personnel or the cancellation of contracts, and in some instances, cause damage to our reputation. The loss of key employees or contractors, whether as a result of injury, death or attrition, may adversely impact our business operations.
Risks Related to Acquisitions, Investments, Joint Ventures and Divestitures
Our use of joint ventures, partnerships and strategic investments in entities exposes us to risks and uncertainties, many of which are outside of our control.
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
Because we have grown in part through acquisitions, goodwill and intangible assets represent a substantial portion of our assets. As of September 29, 2023, we had $7.34 billion of goodwill, representing 50.2% of our total assets of $14.62 billion. Under U.S. GAAP, we are required to test goodwill carried in our Consolidated Balance Sheets for possible impairment on an annual basis, and whenever events occur, or circumstances change, that indicate impairments could exist, based upon a fair value approach. We also assess the recoverability of the unamortized balance of our intangible assets when indications of impairment are present based on expected future probability and undiscounted expected cash flows and their contribution to our overall operations. We have chosen to perform our annual impairment reviews of goodwill at the beginning of the fiscal fourth quarter.
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
Our business strategy involves growth through, among other things, the acquisition of, and strategic investments in, other companies, such as our acquisitions of CH2M, KeyW, John Wood Group’s nuclear business, Buffalo Group, BlackLynx and StreetLight and our strategic investment in PA Consulting. These transactions, as well as transactions we may engage in in the future, present a number of risks, including:
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
Furthermore, most transactions require the Company to incur substantial expense associated with closing and if the transaction is not consummated, we will incur these expenses without realizing the expected benefits. The pursuit of the transaction will also require management attention and use of internal resources that would otherwise be focused on general business operations. In addition, customers’ uncertainty about the effect of the transaction may have an adverse effect on the ability to win customer contracts or could cause existing clients to seek to change existing business relationships. Employee morale due to the uncertainties associated with the transaction could also be negatively affected. Any of the foregoing, or other risks arising in connection with a failure or delay in consummating a transaction, including the diversion of management attention or loss of other opportunities during the pendency of the transaction, could have a material adverse effect on our business, financial condition and results of operations.
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
In most cases, the companies in which we make investments will have indebtedness or equity securities, or may be permitted to incur indebtedness or to issue equity securities, which rank senior to our investment. We also may make investments in early-stage companies that depend on venture funding and are not profitable. In the event of insolvency, liquidation, dissolution, reorganization or bankruptcy of a company in which an investment is made, holders of debt instruments and securities ranking senior to our investment would typically be entitled to receive payment in full before distributions could be made in respect of our investment.
We may also enter into separate commercial arrangements with these companies, whether before, concurrently with, or after making a minority investment. In certain cases, the commercial arrangement may be a driving factor behind our investment. We cannot assure you that that the commercial arrangement will further our business strategy as we expected. We may not realize all the economic benefits expected from the commercial agreement or realize the expected return on our investments.
We are pursuing a plan to separate and combine our Critical Mission Services business and a portion of our Divergent Solutions business with Amentum in a tax-efficient Reverse Morris Trust transaction. The proposed transaction may not be completed on the currently contemplated timeline or at all and may not achieve the intended benefits.
On November 20, 2023, we entered into definitive agreements to separate and combine our Critical Mission Services business and a portion of our Divergent Solutions business (the “Separated Business”) with Amentum in a transaction intended to be tax-free to Jacobs’ shareholders for U.S. federal income tax purposes. As part of the transaction, it is contemplated that immediately prior to the transaction, the Separated Business would enter into third-party financing in an aggregate principal amount of approximately $1.13 billion to finance a $1.0 billion cash payment to Jacobs. The cash payment is subject to adjustment and could be less or more than anticipated primarily due to variances in working capital and net debt. In connection with the transaction, our stockholders will receive up to 51% percent of the outstanding equity of the combined company on a fully diluted basis. Additionally, subject to achievement of certain operating profit targets during fiscal year 2024, Jacobs will receive between 7.5% and 12% of the outstanding equity of the combined company on a fully diluted basis. The actual value of the stock to be received by our stockholders will depend on the value of such shares at the time of closing of the transaction. The distribution will be effected by means of a pro rata dividend in a spin-off transaction. There can be no assurance that the operating profit targets of the Separated Business will be achieved, and if not achieved, Amentum's shareholders may own as much as 41.5% of the combined company.
Although we expect the transaction to be consummated in the second half of our fiscal year 2024, the transaction is subject to closing conditions, including the receipt of regulatory approvals, an I.R.S. private letter ruling, and receipt of opinions of tax counsel. There can be no assurance that the conditions to closing will be satisfied in a timely manner or at all, or that any regulatory approvals will not contain adverse conditions. We also have no assurance that we will be able to realize the intended benefits and tax treatment of the transaction or that the new combined company will perform as expected. The announcement and pendency of the transaction could also cause disruptions in our and Amentum's respective businesses, including potential adverse reactions or changes to business relationships and competitive responses to the transaction. The transaction will also require significant amounts of time and effort which could divert management’s attention from operating and growing our business. Any of the foregoing could adversely affect our business, financial condition and results of operations. Declines in our sales, earnings and cash flows could also result in future asset impairments (including goodwill).
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
Health, safety, and environmental laws and regulations and policies are reviewed periodically, and any changes thereto could affect us in substantial and unpredictable ways. Such changes could, for example, relax or repeal laws and regulations relating to the environment, which could result in a decline in the demand for our environmental services and, in turn, could negatively impact our revenue. Changes in the environmental laws and regulations, remediation obligations, enforcement actions, stricter interpretations of existing requirements, future discovery of contamination or claims for damages to persons, property, natural resources or the environment could result in material costs and liabilities that we currently do not anticipate. Failure to comply with any environmental, health, or safety laws or regulations, whether actual or alleged, exposes us to fines, penalties or potential litigation liabilities, including costs, settlements and judgments, any of which could adversely affect our business, financial condition and results of operations.

If we fail to comply with any governmental requirements, our business may be adversely affected.
We are subject to U.S. federal, state, local and foreign laws and regulations that affect our business, including data privacy and security, employment and labor relations, immigration, taxation, anti-corruption, anti-bribery, import-export controls, trade restrictions, internal and disclosure control obligations, securities regulation and anti-competition. For example, our global operations require importing and exporting goods and technology across international borders which requires compliance with both export regulatory laws and International Trafficking in Arms Regulations (“ITAR”). Although we have policies and procedures to comply with U.S. and foreign international trade laws, the violation of such laws could subject the Company and its employees to civil or criminal penalties, including substantial monetary fines, or other adverse actions including denial of import or export privileges or debarment from participation in U.S. government contracts, and could damage our reputation and our ability to do business.
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
Climate change related events, such as increased frequency and severity of storms, floods, wildfires, droughts, hurricanes, freezing conditions, and other natural disasters, may have a long-term impact on our business, financial condition and results of operations. While we seek to mitigate our business risks associated with climate change, we recognize that there are inherent climate related risks regardless of where we conduct our business. For example, a catastrophic natural disaster could negatively impact any of our office locations and the locations of our customers. Access to clean water and reliable energy in the communities where we conduct our business is critical to our operations. Accordingly, a natural disaster has the potential to disrupt our and our customers’ businesses and may cause us to experience work stoppages, project delays, financial losses and additional costs to resume operations, including increased insurance costs or loss of coverage, legal liability and reputational losses.
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
Growing public concern about climate change has resulted in the increased focus of local, state, regional, national and international regulatory bodies on greenhouse gas (GHG) emissions and climate change issues. The Biden Administration has made climate change and the limitation of GHG emissions one of its initial and primary objectives. Policy changes could increase the costs of projects for our clients or, in some cases, prevent a project from going forward, thereby potentially reducing the need for our services, which would in turn have a material adverse impact on our business, financial condition and results of operations. Further, climate legislation across all geographies poses a similar risk to us and our clients as we operate globally. However, policy changes and climate legislation could also increase the overall demand for our services as our clients and partners work to comply with such policies, such as by decarbonizing their industries, transitioning from fossil fuels to renewable energy sources and developing integrated and sustainable solutions, which could have a positive impact on our business. We cannot predict when or whether any of these various proposals may be enacted or what their effect will be on us or on our customers.
We may also incur additional expenses as a result of U.S. and international regulators requiring additional disclosures regarding GHG emissions, and/or broader environmental, social or governance-related factors. Compliance with such regulation and the associated potential cost is complicated by the fact that various countries and regions are following different approaches to the regulation of climate change.
We may be unable to achieve our climate commitments and targets.
At Jacobs, we have committed to help solve the climate crisis by setting ambitious climate commitments and targets, including our goals to remain carbon neutral for our operations and business travel and reach net-zero for our entire value chain by 2040. However, achievement of our climate commitments and targets is subject to risks and uncertainties, many of which are outside of our control. These risks and uncertainties include, but are not limited to: our ability to execute our operational strategies and achieve our goals within the currently projected costs and the expected timeframes; the availability and cost of alternative fuels, global electrical charging infrastructure, off-site renewable energy and other materials and components; unforeseen design, operational and technological difficulties; the outcome of research efforts and future technology developments, including the ability to scale projects and technologies on a commercially competitive basis such as carbon sequestration and/or other related processes; compliance with, and changes or additions to, global and regional regulations, taxes, charges, mandates or requirements relating to GHG emissions, carbon costs or climate-related goals; labor-related regulations and requirements that restrict or prohibit our ability to impose requirements on third party contractors; adapting products to customer preferences and customer acceptance of sustainable supply chain solutions; the actions of competitors and competitive pressures; an acquisition of or merger with another company that has not adopted similar carbon goals or whose progress toward reaching its carbon goals is not as advanced as ours; and the pace of regional and global recovery from the COVID-19 pandemic. Accordingly, there is no assurance that we will be able to successfully execute our operational strategies and achieve our climate commitments and targets.

While our climate commitments and targets are ambitious, we believe that they are realistic and achievable. We have also developed a roadmap for implementation of our carbon reduction goals and our global emissions reduction trajectory suggests that we are on the pathway to meet our targets. However, we also recognize that some of our emission reductions over the past few years may have been primarily the result of the global COVID-19 pandemic. Our roadmap recognizes these anomalies, and we are putting measures in place now to establish a similar trajectory. However, we cannot guarantee that such measures will be successful. Failure to achieve our climate commitments and targets could damage our reputation and our customer and other stakeholder relationships. Further, investors have recently increased their focus on environmental, social and governance matters, including practices related to GHGs and climate change. An increasing percentage of the investment community considers sustainability factors in making investment decisions, and an increasing number of entities are considering sustainability factors in awarding business. If we are unable to meet our climate commitments and targets and appropriately address sustainability enhancement, we may lose investors, customers, or partners, our stock price may be negatively impacted, our reputation may be negatively affected, and it may be more difficult for us to compete effectively, all of which would have an adverse effect on our business, results of operations and financial condition.

Risks Related to Our Indebtedness and Credit Markets
We rely in part on liquidity from our credit facilities to fund our business. Restrictions in our credit facilities and other indebtedness could adversely affect our business.
We are currently a borrower under several credit facilities and our subsidiary, Jacobs Engineering Inc., has issued notes pursuant to an indenture with respect to which Jacobs has provided a guarantee. These facilities and indenture contain customary covenants restricting, among other things, our ability to incur certain liens and indebtedness. We are also subject to certain financial covenants in our credit facilities, including maintenance of a maximum consolidated leverage ratio. A breach of any covenant or our inability to comply with the required financial ratios could result in a default under one or more of our credit facilities or indentures and limit our ability to do further borrowing. We cannot assure you that we will be able to maintain compliance with these covenants in the future and, if we fail to do so, we may be prohibited from undertaking actions that are necessary or desirable to maintain or expand our business. Additionally, if it becomes necessary to refinance these borrowings on less favorable terms, or if we are unable to refinance at all, our results of operations and financial condition could be materially adversely affected by increased costs and rates.
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
In line with industry practice, we are often required to provide performance or payment bonds or letters of credit to our customers. These instruments indemnify the customer should we fail to perform our obligations under the contract. If a bond or a letter of credit is required for a particular project and we are unable to obtain an appropriate bond or letter of credit, we cannot pursue that project. Historically, we have had adequate bonding and letter of credit capacity but, as is typically the case, the issuance of a bond is at the surety’s sole discretion and the issuance of a letter of credit is based on the Company's credit-worthiness. Because of an overall lack of worldwide bonding capacity, we may find it difficult to find sureties who will provide required levels of bonding, or such bonding may only be available at significant additional cost. There can be no assurance that our bonding capacity will continue to be available to us on reasonable terms. In addition, future projects may require us to obtain letters of credit that extend beyond the term of our existing credit facilities. Our inability to obtain adequate bonding and, as a result, to bid on new contracts that require such bonding or letter of credit could have a material adverse impact on our business, financial condition and results of operations.
Our variable rate indebtedness subjects us to interest rate risk, which could cause our debt service obligations to increase and our net income and cash flows to correspondingly decrease.
Borrowings under our credit facilities are at variable rates of interest and expose us to interest rate risk. In the past year, inflation and other factors have resulted in an increase in interest rates generally, which has impacted our borrowing costs. If interest rates were to continue to increase, our debt service obligations on the variable rate indebtedness referred to above would increase even if the principal amount borrowed remained the same, and our net income and cash flows will correspondingly decrease. We are also currently party to, and in the future, we may enter into additional, interest rate swaps that involve the exchange of floating for fixed rate interest payments, in order to reduce interest rate volatility. However, we may not maintain interest rate swaps with respect to all of our variable rate indebtedness, and any swaps we enter into may not fully mitigate our interest rate risk.
In addition, our credit facilities reference the Secured Overnight Financing Rate (“SOFR”) as the primary benchmark rate for our variable rate indebtedness. SOFR is a relatively new reference rate and with a limited history, and changes in SOFR have, on occasion, been more volatile than changes in other benchmark or market rates. As a result, the amount of interest we may pay on our variable rate indebtedness is difficult to predict.
We have also included sustainability-linked key performance indicators ("KPIs") in our credit facilities and certain of our senior notes, with KPI targets that include improving gender diversity and, in the case of the senior notes, reducing GHG emissions. Failure to achieve such targets could result in an interest rate step up on the debt, which would cause an increase in our debt payment obligations and could negatively impact our reputation.
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
•The decision by the Board of Directors to begin or cease paying a dividend, and the expectation that if the Company pays dividends, it will declare dividends at the same or higher levels in the future;

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

Item 1B.    UNRESOLVED STAFF COMMENTS
None.
Item 2.    PROPERTIES
Our properties consist primarily of office space within general, commercial office buildings located in major cities primarily in the following countries: United States; Australia; Canada; India; Poland; United Arab Emirates and United Kingdom. We also lease smaller offices located in certain other countries. Such space is used for operations (providing technical, professional, and other home office services), sales and administration. The total amount of space leased by us for all of our operations is approximately 7.0 million square feet. We continue to evaluate our real estate needs in connection with changes in the Company's use of leased space and as part of our overall strategic organizational changes.
Item 3.    LEGAL PROCEEDINGS
The information required by this Item 3 is included in Note 18- Contractual Guarantees, Litigation, Investigations and Insurance of Notes to Consolidated Financial Statements beginning on page F-1 of this Annual Report on Form 10-K and is incorporated herein by reference.
Item 4.    MINE SAFETY DISCLOSURE
None.

PART II
Item 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information
Our common stock is listed on the New York Stock Exchange under the ticker symbol "J".
Shareholders
According to the records of our transfer agent, there were 2,480 shareholders of record as of November 10, 2023.
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
Share Repurchases
On January 25, 2023, the Company's Board of Directors authorized a share repurchase program of up to $1.0 billion of the Company's common stock, to expire on January 25, 2026 (the "2023 Repurchase Authorization").
There was no repurchase activity under the 2023 Repurchase Authorization during the fourth quarter of fiscal year 2023.
On January 16, 2020, the Company's Board of Directors authorized a share repurchase program of up to $1.0 billion of the Company's common stock that expired on January 15, 2023 (the "2020 Repurchase Authorization"). There were no repurchases of the Company's common stock made during the fourth quarter of fiscal 2023 under the 2020 Repurchase Authorization.
As of September 29, 2023, the Company has $874.8 million remaining under the 2023 Repurchase Authorization.
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
Unregistered Sales of Equity Securities
None.
Performance Graph
The following graph and table show the changes over the five-year period ended September 29, 2023 in the value of $100 as of the close of market on September 28, 2018 in (1) the common stock of Jacobs Solutions Inc., (2) the Standard & Poor’s 500 Stock Index and (3) the Standard & Poor's 1500 IT Consulting & Other Services Index.
The values of each investment are based on share price appreciation, with reinvestment of all dividends, provided any were paid. The investments are assumed to have occurred at the beginning of the period presented. The stock performance included in this graph is not necessarily indicative of future stock price performance.

	2018	2019	2020	2021	2022	2023
Jacobs Solutions Inc.	100.00	120.41	123.15	177.15	146.32	185.31
S&P 500	100.00	104.25	120.05	156.07	131.92	160.44
S&P 1500 IT Consulting & Other Services	100.00	98.15	100.84	136.69	111.41	132.10
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
The expected rates of return on plan assets ranged from 3.3% to 7.5% for fiscal 2023 and range from 5.3% to 7.6% for fiscal 2024. We believe the range of rates selected for fiscal 2024 reflects the long-term returns expected on the plans’ assets, considering recent market conditions, projected rates of inflation, the diversification of the plans’ assets, and the expected real rates of market returns. The discount rates used to compute plan liabilities ranged from 2.4% to 7.4% in fiscal 2023 and range from 3.8% to 6.9% in fiscal 2024. These assumptions represent the Company’s best estimate of the rates at which its pension obligations could be effectively settled.
Changes in the actuarial assumptions often have a material effect on the values assigned to plan assets and liabilities, and the associated pension expense. For example, if the discount rate used to value the net pension benefit obligation (“PBO”) at September 29, 2023 was lower or higher by 1.0%, the PBO would have been higher or lower, respectively, at that date by approximately $139.9 million for non-U.S. plans, and by approximately $19.8 million for U.S. plans. If the expected return on plan assets was lower or higher by 1.0%, the net periodic pension cost for fiscal 2023 would be higher or lower, respectively, by approximately $12.4 million for non-U.S. plans, and by approximately $3.2 million for U.S. plans. Differences between actuarial assumptions and actual performance (i.e., actuarial gains and losses) that are not recognized as a component of net periodic pension cost in the period in which such differences arise are recorded to accumulated other comprehensive income (loss) and are recognized as part of net periodic pension cost in future periods in accordance with U.S. GAAP. Management monitors trends in the marketplace within which our pension plans operate in an effort to assure the reasonableness of the actuarial assumptions used.
Redeemable Noncontrolling Interests
In connection with the PA Consulting investment in March 2021, the Company recorded redeemable noncontrolling interests, representing the interest holders' initial 35% equity interest in the form of preferred and common shares of PA Consulting. The preferred shares are entitled to a cumulative annual compounding 12% dividend based on the outstanding preferred share subscription price. These noncontrolling interest holders have certain option rights to put the preferred and common share interests back to the Company at a value based on the fair value of PA Consulting (the redemption values). The primary inputs and assumptions impacting the fair value of PA Consulting include projections of revenue and earnings before interest, taxes, depreciation and amortization and discount rates applied thereto. Additionally, the Company has an option to call the interests for certain individual shareholders in certain circumstances. Because the interests are redeemable at the option of the holders and not solely within the control of the Company, the Company classified the interests in redeemable noncontrolling interests within its Consolidated Balance Sheet at their redemption values. The optional redemption features may become exercisable no earlier than five years from the March 2, 2021 closing date, or upon the occurrence of certain other events.
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
We maintain insurance coverage for most insurable aspects of our business and operations. Our insurance programs have varying coverage limits depending upon the type of insurance and include certain conditions and exclusions which insurance companies may raise in response to any claim that the Company brings. We have also elected to retain a portion of certain losses, claims and liabilities that occur through the use of various deductibles, limits, and retentions under our insurance programs and utilize a number of internal financing mechanisms for these self-insurance arrangements including the operation of certain captive insurance entities. As a result, we may be subject to a future liability for which we are only partially insured or completely uninsured. We intend to mitigate any such future liability by continuing to exercise prudent business judgment in negotiating the terms and conditions of the contracts which the Company enters with its clients. Our insurers are also subject to business risk and, as a result, one or more of them may be unable to fulfill their insurance obligations due to insolvency or otherwise.
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
For the 2023 fiscal year, in connection with the separation activities of the CMS business and part of our DVS business, we performed a quantitative impairment test of the CMS and DVS reporting units and determined that the fair value of these reporting units exceeded their respective carrying value. For the remaining reporting units, we determined that the fair values significantly exceeded their carrying values and an analysis beyond the qualitative level was not considered necessary.
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

JACOBS SOLUTIONS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS
For the Fiscal Years Ended September 29, 2023, September 30, 2022 and October 1, 2021
(In thousands, except per share information)

	September 29, 2023	September 30, 2022	October 1, 2021
Revenues	$16,352,414	$14,922,825	$14,092,632
Direct cost of contracts	(12,879,099)	(11,595,785)	(11,048,860)
Gross profit	3,473,315	3,327,040	3,043,772
Selling, general and administrative expenses	(2,398,078)	(2,409,190)	(2,355,683)
Operating Profit	1,075,237	917,850	688,089
Other Income (Expense):
Interest income	26,013	4,489	3,503
Interest expense	(168,108)	(100,246)	(72,714)
Miscellaneous (expense) income, net	(16,463)	54,254	76,724
Total other (expense) income, net	(158,558)	(41,503)	7,513
Earnings from Continuing Operations Before Taxes	916,679	876,347	695,602
Income Tax Expense for Continuing Operations	(196,181)	(160,903)	(274,781)
Net Earnings of the Group from Continuing Operations	720,498	715,444	420,821
Net (Loss) Earnings of the Group from Discontinued Operations	(842)	(32)	10,008
Net Earnings of the Group	719,656	715,412	430,829
Net Earnings Attributable to Noncontrolling Interests from Continuing Operations	(32,265)	(36,788)	(39,213)
Net (Earnings) Loss Attributable to Redeemable Noncontrolling Interests	(21,614)	(34,585)	85,414
Net Earnings Attributable to Jacobs from Continuing Operations	666,619	644,071	467,022
Net Earnings Attributable to Jacobs	$665,777	$644,039	$477,030
Net Earnings Per Share:
Basic Net Earnings from Continuing Operations Per Share	$5.33	$5.01	$3.15
Basic Net (Loss) Earnings from Discontinued Operations Per Share	$(0.01)	$—	$0.08
Basic Earnings Per Share	$5.32	$5.01	$3.22

Diluted Net Earnings from Continuing Operations Per Share	$5.31	$4.98	$3.12
Diluted Net (Loss) Earnings from Discontinued Operations Per Share	$(0.01)	$—	$0.08
Diluted Earnings Per Share	$5.30	$4.98	$3.20

2023 Overview
Net earnings attributable to the Company from continuing operations for fiscal 2023 were $666.6 million (or $5.31 per diluted share), an increase of $22.5 million, or 3.5%, from $644.1 million (or $4.98 per diluted share) for the prior year. The current year results reflected higher year-over-year operating profit of $157.4 million, which benefited from favorable year-over-year underlying operating results for Jacobs businesses, primarily P&PS, as discussed below in the Segment Financial Information section. These favorable operating profit impacts were partly offset by fiscal 2023 Restructuring and other charges and transaction costs relating to expenses incurred in conjunction with the CMS separation activities, real estate transformation rescaling initiatives and the PA Consulting restructuring program charges (primarily employee separation costs), which are discussed in Note 16- Restructuring and Other Charges. Fiscal 2022 was impacted by the final $91.3 million settlement of a legacy litigation matter involving a subsidiary of CH2M (the "Legacy CH2M Matter"), net of previously recorded reserves, which is further discussed in Note 17- Commitments and Contingencies and Derivative Financial Instruments. Additionally, the 2023 year-to-date period was impacted by approximately $15.0 million in net favorable impacts from cost reductions associated mainly with first quarter 2023 changes in employee benefit programs, which were partly offset by higher spend in company technology platforms and other personnel and corporate cost increases.
Other expense, net was unfavorable by $117.1 million for the current year compared to corresponding fiscal 2022 amounts, due mainly to higher interest expense of $67.9 million in the current year compared to the prior year due to higher interest rates. Additionally, miscellaneous (expense) income was impacted year over year by an increase in pension costs associated with higher interest rate impacts in the current year along with comparatively unfavorable foreign exchange gains and losses in the current year. Also, fiscal 2022 included a $13.9 million pre-tax gain related to a cost method investment sold during the period and a $7.1 million gain related to a lease termination.
Income taxes were higher in the current year by $35.3 million due primarily to reduced total tax benefits in fiscal 2023, consisting of $39.4 million mostly related to uncertain tax positions in the U.S. that were effectively settled, as well as $13.0 million for the release of previously valued foreign tax credits, as compared to prior year favorable impacts of $33.1 million for a change in the realizability of foreign tax credits due to a change in the U.S. foreign tax credit regulations, $26.0 million for a change in judgment on the realizability of domestic deferred tax assets which are capital in nature, and $9.1 million due to the reversal of a withholding tax accrual on certain intercompany loans. In addition, in fiscal 2023, the higher year-over-year pre-tax book income resulted in an additional $10.0 million of tax expense.
Finally, year-over-year net earnings impacts associated with redeemable noncontrolling interests were lower by $(13.0) million and were attributable mainly to lower after-tax earnings results in our PA Consulting investment compared to the prior year which were impacted in fiscal 2023 by the PA severance charges discussed above.
Backlog at September 29, 2023 was $29.1 billion, up $1.2 billion, from $27.9 billion for the prior year. New prospects and new sales remain strong, and the Company continues to have a positive outlook for many of the industry groups and sectors in which our clients operate.
Results of Operations
Fiscal 2023 Compared to Fiscal 2022
Revenues for the year ended September 29, 2023 were $16.35 billion, an increase of $1.43 billion, or 9.6%, from $14.92 billion for the prior year. The increase in revenues was due mainly to improved performance of our P&PS and CMS businesses and in addition, to a smaller degree, other increases in our DVS and PA Consulting businesses. The P&PS business benefited primarily from stronger performance in its Advanced Facilities and U.S. business operations, while our CMS business showed improved performance resulting from increased spending in our U.S. government business sector, which was primarily attributable to fiscal 2022 contract awards for the U.S. Department of Energy, as well as growth from contracts in the United Kingdom. Additionally, the increase in revenues for fiscal 2023 were partially offset by an unfavorable impact of foreign currency translation of $222.3 million in our international businesses, as compared to an unfavorable impact of $346.3 million for the corresponding period last fiscal year.
Gross profit for the year ended September 29, 2023 was $3.47 billion, up $146.3 million, or 4.4%, from $3.33 billion for the prior year. The current year gross profit was affected by net favorable impacts from cost reductions associated mainly with first quarter 2023 changes in employee benefit programs, which were partly offset by higher spend in company technology platforms and other personnel and corporate cost increases, as mentioned above, and unfavorable foreign currency translation impacts. Our gross profit margins were 21.2% and 22.3% for the years ended September 29, 2023 and September 30, 2022, respectively. Project mix impacts in our portfolios, higher personnel costs and lower utilization trends primarily in the PA Consulting business impacted our current year margins, partly offset by new program startups won in fiscal 2023.
See Segment Financial Information discussion for further information on the Company’s results of operations at the operating segment level.
Selling, general & administrative expenses for the year ended September 29, 2023 were $2.40 billion, a decrease of $11.1 million, or 0.5%, from $2.41 billion for the prior year. The current year's results were impacted by Restructuring and other charges of $63.4 million in separation activities (mainly professional services and employee separation costs) relating to the CMS separation transaction, approximately $14.3 million in costs associated with the Company's restructuring initiatives relating to its investment in PA Consulting (primarily employee separation costs) and $50.7 million in costs associated with the Company's transformation initiatives relating to real estate (compared to $78.3 million for fiscal 2022). Fiscal 2022 was impacted by the final pre-tax $91.3 million settlement of the Legacy CH2M Matter, net of previously recorded reserves, mentioned above and approximately $27 million in third party recoveries was recorded as receivables reducing SG&A, which is further discussed in Note 18 - Contractual Guarantees, Litigation, Investigations and Insurance. The current year results were also impacted by higher investments in company technology platforms, offset in part by decreases in real estate related costs, as well as other department spend decreases due in part to the Company's transformation initiatives. Lastly, SG&A expenses benefited from favorable foreign exchange impacts of $42.5 million for the year ended September 29, 2023 as compared to favorable impacts of $76.4 million for fiscal 2022.
Net interest expense for the year ended September 29, 2023 was $142.1 million, an increase of $46.3 million from $95.8 million for the prior year. The increase in net interest expense year over year is primarily due to higher interest rates in the current year compared to the prior year periods. The increase was offset in part by $6.3 million net interest benefit during the current year period related to the release of interest accruals associated with the effective settlement of uncertain tax positions.
Miscellaneous (expense) income, net for the year ended September 29, 2023 was expense of $16.5 million, unfavorable by $70.7 million as compared to $54.3 million in income for the prior year. The increase in expense from fiscal 2022 was due primarily to an increase in pension costs associated with higher interest rate impacts in the current year along with comparatively unfavorable foreign exchange gains and losses in the current year periods. Also, fiscal 2022 included a $13.9 million pre-tax gain related to a cost method investment sold during the period and a $7.1 million gain related to a lease termination.
Fiscal 2022 Compared to Fiscal 2021
Revenues for the year ended September 30, 2022 were $14.92 billion, an increase of $830.2 million, or 5.9%, from $14.09 billion from fiscal 2021. The increase in revenues was due mainly to fiscal 2022 incremental revenues from the PA Consulting investment completed in March 2021, the Buffalo Group acquisition in November 2020, and the StreetLight and BlackLynx acquisitions in fiscal 2022, as well as revenue benefits from increased spending in our U.S. government business sector client base. Additionally, fiscal 2022 was unfavorably impacted by (1) certain large contract wind downs in the U.S and (2) foreign currency translation of $346.3 million in our international businesses, as compared to favorable impacts of $238.6 million for the corresponding period in fiscal 2021.
Gross profit for the year ended September 30, 2022 was $3.33 billion, up $283.3 million, or 9.3%, from $3.04 billion for fiscal 2021. Our gross profit margins were 22.3% and 21.6% for the years ended September 30, 2022 and October 1, 2021, respectively. The increase in our gross profit and gross profit margins were mainly attributable to the fiscal 2022 impacts of the recent business acquisitions mentioned above and favorable impacts from the business results of our PA Consulting investment on a year-to-date basis along with revenue benefits from increased spending in the U.S. government business sector noted above. The increases in gross profit during fiscal 2022 were partially offset by the impacts from the recent large contract wind downs in the U.S. mentioned above, as well as increases in labor costs associated with moderation of COVID-19 mitigation efforts and a competitive labor market along with inflation impacts and incremental investments to support projected top-line growth.
See Segment Financial Information discussion for further information on the Company’s results of operations at the operating segment level.

Selling, general & administrative expenses for the year ended September 30, 2022 were $2.41 billion, an increase of $53.5 million, or 2.3%, from $2.36 billion for fiscal 2021. Fiscal 2022's results were impacted by incremental SG&A expenses from the business acquisitions mentioned above (mainly PA Consulting) of $150.0 million (including $48.9 million in additional amortization expense for acquired intangibles and excluding the compensation related charge discussed below) due to fiscal 2021 including activity related to the acquired businesses and investment in PA Consulting only for the partial periods subsequent to the applicable acquisition date. Additionally, Restructuring and other charges for fiscal 2022 included $91.3 million pre-tax attributable to the final settlement of the Legacy CH2M Matter, approximately $27 million in third party recoveries was recorded as receivables reducing SG&A, which is further discussed in Note 18 - Contractual Guarantees, Litigation, Investigations and Insurance and in costs associated in part with the Company's transformation initiatives relating to real estate. Also, fiscal 2022 SG&A expenses were impacted by higher personnel costs associated with investments in advance of expected growth anticipated in late 2022 and 2023. Additionally, fiscal 2021 included Restructuring and other charges of $261 million for pre-tax costs incurred in connection with the investment in PA Consulting, in part classified as compensation costs reported in selling, general and administrative expenses. Lastly, SG&A expenses benefited from favorable foreign exchange impacts of $76.4 million for the year ended September 30, 2022 as compared to unfavorable impacts of $75.9 million for fiscal 2021.
Net interest expense for the year ended September 30, 2022 was $95.8 million, an increase of $26.5 million from $69.2 million for fiscal 2021. The increase in net interest expense from fiscal 2021 to 2022 is primarily due to the higher levels of debt outstanding due to the funding of the StreetLight and BlackLynx acquisitions and increased borrowings associated with the payment of the Legacy CH2M Matter settlement in fiscal 2022, in addition to higher interest rates. Additionally, the increase was also impacted by higher levels of average debt outstanding related to the funding of the PA Consulting investment in March of fiscal 2021.
Miscellaneous income (expense), net for the year ended September 30, 2022 was income of $54.3 million, a decrease of $22.5 million as compared to $76.7 million in income for fiscal 2021. The $22.5 million decrease from fiscal 2021 was due primarily to impacts in fiscal 2021 of pre-tax unrealized gains of $34.7 million associated with our former investment in Worley stock (including the Worley stock dividend) and certain foreign currency revaluations relating to the ECR sale, which was sold during fiscal 2021 and $49.6 million in the Company's investment holding in C3, as further discussed in Note 8 - Joint Ventures, VIEs and Other Investments. Offsetting these favorable items in fiscal 2021 was an other-than-temporary impairment charge on our investment in AWE ML of $38.6 million. Additionally, fiscal 2022 benefited primarily from a $13.9 million pre-tax gain related to a cost method investment sold during the period.
On February 4, 2022, the Company acquired StreetLight Data, Inc. ("StreetLight") and on November 19, 2021, a subsidiary of Jacobs acquired BlackLynx ("BlackLynx"). For further discussion, see Note 15- Other Business Combinations.
The following table reconciles total income tax expense on continuing operations using the statutory U.S. federal income tax rate to the consolidated income tax expense on continuing operations shown in the accompanying Consolidated Statements of Earnings for the years ended September 29, 2023, September 30, 2022 and October 1, 2021

(dollars in thousands):

	For the Years Ended
	September 29, 2023	%	September 30, 2022	%	October 1, 2021	%
Statutory amount	$192,503	21.0%	$184,033	21.0%	$146,078	21.0%
State taxes, net of the federal benefit	23,901	2.6%	19,316	2.2%	14,564	2.1%
Exclusion of tax on non-controlling interests	(6,578)	(0.7)%	(7,533)	(0.9)%	(7,999)	(1.1)%
Foreign:
Difference in tax rates of foreign operations	7,166	0.8%	(2,516)	(0.3)%	3,684	0.5%
Expense/(benefit) from foreign valuation allowance change	(1,305)	(0.1)%	2,982	0.3%	2,148	0.3%
Nondeductible compensation	—	—%	—	—%	48,727	7.0%
U.S. tax cost (benefit) of foreign operations	78,216	8.5%	48,843	5.6%	35,228	5.1%
Tax differential on foreign earnings	84,077	9.2%	49,309	5.6%	89,787	12.9%
Foreign tax credits	(46,530)	(5.1)%	(33,734)	(3.8)%	(25,230)	(3.6)%
Tax Rate Change	(9,913)	(1.1)%	3,210	0.4%	25,588	3.7%
Valuation allowance	(7,169)	(0.8)%	(59,121)	(6.7)%	38,928	5.6%
Uncertain tax positions	(38,844)	(4.2)%	(1,439)	(0.2)%	978	0.1%
Other items:
Energy efficient commercial buildings deduction	736	0.1%	(2,681)	(0.3)%	(3,760)	(0.5)%
Disallowed officer compensation	7,081	0.8%	6,034	0.7%	6,689	1.0%
Stock compensation	(3,896)	(0.4)%	(2,168)	(0.2)%	(9,946)	(1.4)%
Other items – net	813	0.1%	5,677	0.6%	(896)	(0.1)%
Total other items	4,734	0.5%	6,862	0.8%	(7,913)	(1.1)%
Taxes on income from continuing operations	$196,181	21.4%	$160,903	18.4%	$274,781	39.5%
The Company’s consolidated effective income tax rate for the year ended September 29, 2023 increased to 21.4% from 18.4% for fiscal 2022. The year-over-year increase in the effective tax rate is due to reduced total tax benefits in fiscal 2023, consisting of $39.4 million mostly related to uncertain tax positions in the U.S. that were effectively settled, as well as $13.0 million for the release of previously valued foreign tax credits, as compared to prior year favorable impacts of $33.1 million for a change in the realizability of foreign tax credits due to a change in the U.S. foreign tax credit regulations, $26.0 million for a change in judgment on the realizability of domestic deferred tax assets which are capital in nature, and $9.1 million due to the reversal of a withholding tax accrual on certain intercompany loans. In addition, in fiscal 2023, the higher year-over-year pre-tax book income resulted in an additional $10 million of tax expense.
The Company’s consolidated effective income tax rate for the year ended September 30, 2022 decreased to 18.4% from 39.5% for fiscal 2021. Key drivers for the year-over-year decrease in the effective tax rate include fiscal 2022 benefits of $33.1 million for a change in the realizability of foreign tax credits due to a change in the U.S. foreign tax credit regulations and $26.0 million for a change in judgment on the realizability of domestic deferred tax assets which are capital in nature, as compared to fiscal 2021 unfavorable impacts from valuation allowances of $38.9 million. The fiscal 2021 effective tax rate was also impacted by $261 million in nondeductible compensation relating to the PA investment post-completion compensation expense and $25.6 million related to tax rate changes in the United Kingdom.
Restructuring and Other Charges

During fiscal 2023, the Company implemented restructuring initiatives relating to the formation of the reporting and operating segment, Divergent Solutions, which were substantially completed this year. The Company incurred approximately $7.5 million in pre-tax cash charges in connection with these initiatives during the year ended September 29, 2023. These actions are expected to result in estimated gross annualized pre-tax cash savings of approximately $20 million to $24 million.

During fiscal 2023, the Company implemented restructuring initiatives relating to the announcement of its intention to separate its CMS business. The Company incurred approximately $19.8 million in pre-tax cash charges in connection with these initiatives during the year ended September 29, 2023. These actions, which are expected to be substantially completed before the end of fiscal 2024, are expected to result in estimated gross annualized pre-tax cash savings of approximately $43 million to $52 million. We will likely incur additional charges under this program during fiscal 2024, which are expected to result in additional savings.

During fiscal 2020 and continuing into fiscal 2023, the Company implemented further real estate rescaling efforts that were associated with its fiscal 2020 transformation program relating to real estate. These activities were substantially completed before the end of fiscal 2023. In connection with these efforts, the Company has incurred $47.3 million, $72.4 million and $8.7 million for the years ended September 29, 2023, September 30, 2022 and October 1, 2021, respectively in pre-tax mainly non-cash charges. These actions resulted in non-cash savings related to the future amortization of lease right-of-use assets over the remaining lease terms. Additionally, the objective of these initiatives was to create a modern, flexible work platform tailored to employees’ needs due to globalization and digital advances and to create total emissions savings that will be realized as we continue to optimize our real estate footprint.

During third quarter fiscal 2023, the Company approved a plan to improve business processes and cost structure of our PA Consulting investment by reorganizing senior management and reducing headcount. In connection with these initiatives, which are expected to be substantially complete before the end of fiscal 2024, the Company incurred approximately $14.3 million in pre-tax cash charges during the year ended September 29, 2023. These activities are expected to result in estimated gross annualized pre-tax cash savings of approximately $40 million to $45 million.

During fiscal 2020, the Company implemented certain transformation initiatives. The Company incurred approximately $1.8 million and $11.9 million in pre-tax cash charges in connection with these initiatives during the years ended September 30, 2022 and October 1, 2021, respectively. These actions were substantially complete in fiscal 2022 and resulted in estimated gross annualized pre-tax (primarily cash) savings of approximately $45 million to $55 million.

During fiscal 2020, the Company also implemented certain restructuring initiatives associated with the acquisition of John Wood Group's nuclear business. The Company incurred approximately $3.1 million in pre-tax cash charges in connection with these initiatives during the year ended October 1, 2021. These actions were substantially complete in fiscal 2021 and resulted in estimated gross annualized pre-tax cash savings of approximately $9 million to $10 million.

Refer to Note 16– Restructuring and Other Charges for further information regarding restructuring and integration initiatives.

Segment Financial Information
The following tables present total revenues and segment operating profit for each reportable segment (in thousands) and includes a reconciliation of segment operating profit to total U.S. GAAP operating profit by including certain corporate-level expenses and expenses relating to the Restructuring other charges (as defined in Note 16 - Restructuring and Other Charges) and transaction costs (in thousands).

	For the Years Ended
	September 29, 2023	September 30, 2022	October 1, 2021
Revenues from External Customers:
Critical Mission Solutions	$4,693,499	$4,376,562	$4,251,690
People & Places Solutions	9,553,857	8,534,650	8,364,640
Divergent Solutions	946,914	892,317	848,901
PA Consulting	1,158,144	1,119,296	627,401
Total	$16,352,414	$14,922,825	$14,092,632

	For the Years Ended
	September 29, 2023	September 30, 2022	October 1, 2021
Segment Operating Profit:
Critical Mission Solutions	$378,201	$355,563	$359,001
People & Places Solutions (1)	957,714	824,834	780,514
Divergent Solutions	81,768	67,552	88,026
PA Consulting	237,003	232,225	151,071
Total Segment Operating Profit	1,654,686	1,480,174	1,378,612
Other Corporate Expenses (2)	(427,053)	(364,440)	(340,129)
Restructuring, Transaction and Other Charges (3)	(152,396)	(197,884)	(350,394)
Total U.S. GAAP Operating Profit	1,075,237	917,850	688,089
Total Other (Expense) Income, net (4)	(158,558)	(41,503)	7,513
Earnings from Continuing Operations Before Taxes	$916,679	$876,347	$695,602

(1)	Includes $19.5 million, net, in charges related to a legal settlement for the year ended October 1, 2021.
(2)	Other corporate expenses include intangibles amortization of $203.9 million, $198.6 million and $149.8 million for the years ended September 29, 2023, September 30, 2022 and October 1, 2021, respectively, with the comparative increase from fiscal 2021 to fiscal 2022 mainly attributable to higher amortization from the PA Consulting investment. Additionally, fiscal 2023 included approximately $15.0 million in net favorable impacts from cost reductions compared to the prior year period, which was associated mainly with net favorable impacts during first quarter from changes in employee benefit programs of $41.0 million offset by approximately $26.0 million in higher spend in company technology platforms and other personnel and corporate cost increases.
(3)	Fiscal 2023 includes $63.4 million relating to the activities (mainly professional services and employee separation costs, spread across all segments) around the CMS separation and $14.3 million in restructuring and other charges relating to the Company's investment in PA Consulting (primarily employee separation costs). Included in the years ended September 29, 2023, September 30, 2022 and October 1, 2021 were $48.2 million, $78.3 million and $2.4 million, respectively, in charges associated mainly with real estate impairments. Included in the year ended September 30, 2022 is $91.3 million pre-tax related to the final settlement of the Legacy CH2M Matter and net of previously recorded reserves and approximately $27 million in third party recoveries that was recorded as receivables reducing SG&A. Included in the year ended October 1, 2021 is $297.8 million of costs incurred in connection with the investment in PA Consulting, in part classified as compensation costs.
(4)	The year ended September 30, 2022 included a $13.9 million gain related to a cost method investment sold during the period and a gain of $8.7 million related to lease terminations. The year ended October 1, 2021 included $34.7 million in fair value adjustments related to our investment in Worley stock (net of Worley stock dividends) and certain foreign currency revaluations relating to ECR sale proceeds, $(38.5) million related to impairment of our AWE Management Ltd. investment and $49.6 million in fair value adjustments related to our investment in C3 stock. The investments in Worley and C3 were sold in fiscal 2021 and therefore there are no comparable amounts in fiscal 2022 or 2023. Additionally, the increase in net interest expense from fiscal 2021 to fiscal 2022 is primarily due to the higher levels of debt outstanding due to the funding of the StreetLight and BlackLynx acquisitions and increased borrowings associated with the payment of the Legacy CH2M Matter settlement in fiscal 2022, in addition to higher interest rates. The increase in net interest expense from fiscal 2022 to fiscal 2023 is due primarily to higher interest rates.

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
Critical Mission Solutions

	For the Years Ended
	September 29, 2023	September 30, 2022	October 1, 2021
Revenue	$4,693,499	$4,376,562	$4,251,690
Operating Profit	$378,201	$355,563	$359,001
Fiscal 2023 vs. 2022

Critical Mission Solutions (CMS) segment revenues for the year ended September 29, 2023 were $4.69 billion, up $316.9 million, or 7.2%, from $4.38 billion for the prior year. Our increase in revenue was primarily attributable to growth from contracts in the nuclear remediation sector in the U.S. and United Kingdom. Impacts on revenues from unfavorable foreign currency translation were approximately $46.6 million for the year ended September 29, 2023, compared to $68.5 million in unfavorable impacts in the corresponding prior year.

Operating profit for the segment was $378.2 million for the year ended September 29, 2023, up $22.6 million, or 6.4%, from $355.6 million for the prior year. Operating profit level trends year over year were favorably impacted by growth in our U.S. nuclear remediation, U.S. government space, U.K. nuclear power and U.K, defense markets, and were offset in part by a large contract wind down in early fiscal 2022 that carried a higher profit margin. Impacts on operating profit from unfavorable foreign currency translation were approximately $5.4 million for the year ended September 29, 2023, compared to $8.4 million in unfavorable impacts in the corresponding prior year.

Fiscal 2022 vs. 2021

Critical Mission Solutions segment revenues for the year ended September 30, 2022 were $4.38 billion, up $124.9 million, or 2.9%, from $4.25 billion from fiscal 2021. Our increase in revenue was primarily attributable to recent contract awards including the Department of Energy Nuclear remediation program, offset in part by a large contract winding down in the U.S. that carried a higher profit margin. Impacts on revenues from unfavorable foreign currency translation were approximately $68.5 million for the year ended September 30, 2022, compared to $66.2 million in favorable impacts in fiscal 2021.

Operating profit for the segment was $355.6 million for the year ended September 30, 2022, relatively flat to fiscal 2021 operating profit of $359.0 million. The year-over-year change in operating profit was unfavorably impacted by the large contract wind down mentioned above, partly offset by new business and U.S. government contract awards during fiscal 2022. Impacts on operating profit from unfavorable foreign currency translation were approximately $8.4 million for the year ended September 30, 2022, compared to $10.8 million in favorable impacts in fiscal 2021.

People & Places Solutions

	For the Years Ended
	September 29, 2023	September 30, 2022	October 1, 2021
Revenue	$9,553,857	$8,534,650	$8,364,640
Operating Profit	$957,714	$824,834	$780,514

Fiscal 2023 vs. 2022

Revenues for the People & Places Solutions (P&PS) segment for the year ended September 29, 2023 were $9.55 billion, up $1.02 billion, or 11.9%, from $8.53 billion for the prior year. The increase in revenue was broad based across most P&PS businesses, particularly due to stronger performance in its Advanced Facilities and U.S. business operations as compared to the corresponding prior year period. Foreign currency translation had an unfavorable impact of $123.9 million on our international business for the year ended September 29, 2023, compared to $194.5 million in unfavorable impacts in the corresponding prior year.

Operating profit for the segment for the year ended September 29, 2023 was $957.7 million, an increase of $132.9 million, or 16.1%, from $824.8 million for the comparative period in fiscal 2022. The year-over-year increase in operating profit was driven primarily by the revenue growth mentioned above while holding selling, general, and administrative expenses relatively flat. Impacts on operating profit from unfavorable foreign currency translation were approximately $26.9 million for the year ended September 29, 2023, compared to $33.9 million in unfavorable impacts in the corresponding prior year.

Fiscal 2022 vs. 2021

Revenues for the People & Places Solutions segment for the year ended September 30, 2022 were $8.53 billion, up $180.0 million, or 2.2%, from $8.36 billion for fiscal 2021. The increase in revenues from fiscal 2021 was primarily due to higher fee-based revenue from our Advanced Facilities and international businesses. Foreign currency translation had an unfavorable impact of $194.5 million on our international business for the year ended September 30, 2022, compared to $182.7 million in favorable impacts in fiscal 2021.

Operating profit for the segment for the year ended September 30, 2022 was $824.8 million, an increase of $44.3 million, or 5.7%, from $780.5 million for fiscal 2021. The year-over-year increase was driven by the revenue growth mentioned above but partially offset by higher personnel costs associated with investments in advance of expected growth anticipated in 2023. In addition, fiscal 2021 operating profit was impacted by $19.5 million in net charges related to a legal settlement. Impacts on operating profit from unfavorable foreign currency translation were approximately $33.9 million for the year ended September 30, 2022, compared to $32.1 million in favorable impacts in fiscal 2021.

Divergent Solutions

	For the Years Ended
	September 29, 2023	September 30, 2022	October 1, 2021
Revenue	$946,914	$892,317	$848,901
Operating Profit	$81,768	$67,552	$88,026
Fiscal 2023 vs. 2022

Revenues for the Divergent Solutions segment for the year ended September 29, 2023 were $946.9 million, up $54.6 million, or 6.12%, from $892.3 million for the prior year. The increase in revenue was due mainly to favorable year-over-year software licensing revenue and the startup of new programs, along with incremental revenues from the StreetLight acquisition (owned for the full period in fiscal 2023). Foreign currency translation did not have a material impact on revenues in our Divergent Solutions segment for either period presented.

Operating profit for the segment for the year ended September 29, 2023 was $81.8 million, an increase of $14.2 million, or 21.0%, from $67.6 million, for the prior year. The increase in operating profit was due mainly to the favorable year-over-year software licensing revenue and the startup of new programs mentioned above. Foreign currency translation did not have a material impact on operating profit in our Divergent Solutions segment for either period presented.

Fiscal 2022 vs. 2021

Revenues for the Divergent Solutions segment for the year ended September 30, 2022 were $892.3 million, up $43.4 million, or 5.1%, from $848.9 million for fiscal 2021. The increase in revenue benefited from incremental revenues from the StreetLight and BlackLynx acquisitions (acquired during fiscal 2022). Foreign currency translation did not have a material impact on revenues in our Divergent Solutions segment for either period presented.

Operating profit for the segment for the year ended September 30, 2022 was $67.6 million, a decrease of $20.5 million, or 23.3%, from $88.0 million, for fiscal 2021. The decrease in operating profit was due mainly to investment into StreetLight to accelerate growth and the ramp down from programs coming to an end. Foreign currency translation did not have a material impact on operating profit in our Divergent Solutions segment for either period presented.

PA Consulting

	For the Years Ended
	September 29, 2023	September 30, 2022	October 1, 2021
Revenue	$1,158,144	$1,119,296	$627,401
Operating Profit	$237,003	$232,225	$151,071
Fiscal 2023 vs. 2022

Revenues for the PA Consulting segment for the year ended September 29, 2023 were $1.16 billion, up $38.8 million, or 3.5%, from $1.12 billion for the prior year. The increase in revenue was due primarily to growth in PA Consulting's Defence & Security, Public Services and Energy & Utilities businesses. Foreign currency translation had a $51.1 million unfavorable impact on revenues in our international businesses for the year ended September 29, 2023, compared to an unfavorable impact of $82.2 million for the corresponding prior year.

Operating profit for the segment for the year ended September 29, 2023 was $237.0 million, an increase of $4.8 million, or 2.1%, from $232.2 million, for the prior year. The increase in operating profit from the prior year is mainly due to lower personnel related costs, partially offset by unfavorable foreign currency translation impacts. Foreign currency translation had a $7.9 million unfavorable impact on operating profit in our international businesses for the year ended September 29, 2023 and an unfavorable impact of $17.1 million for the corresponding prior year.

Fiscal 2022 vs. 2021

Revenues for the PA Consulting segment for the year ended September 30, 2022 were $1.12 billion, up $491.9 million, or 78.4%, from $627.4 million for fiscal 2021. The increase in revenue was due primarily to the full year-to-date impact of revenues from our March 2, 2021 investment in PA Consulting and was also due to growth in the U.K. business. Foreign currency translation had a $82.2 million unfavorable impact on revenues in our international businesses for the year ended September 30, 2022, compared to a favorable impact of $50.9 million for fiscal 2021.

Operating profit for the segment for the year ended September 30, 2022 was $232.2 million, an increase of $81.2 million, or 53.7%, from $151.1 million, for fiscal 2021. The increase in operating profit from the prior year was due mainly to the full year-to-date impact of operating profit from our March 2, 2021 investment in PA Consulting, offset in part by PA Consulting normalization of utilization rates during the second half of fiscal 2022. Foreign currency translation had a $17.1 million unfavorable impact on operating profit in our international businesses for the year ended September 30, 2022 and a favorable impact of $11.8 million for fiscal 2021.

Other Corporate Expenses
Other corporate expenses were $427.1 million, $364.4 million and $340.1 million for the years ended September 29, 2023, September 30, 2022 and October 1, 2021, respectively. The increase from fiscal 2022 to fiscal 2023 was mainly attributable to continued year-to-date higher investments in company technology platforms and personnel related costs in fiscal 2023, while offset in part by approximate $15.0 million in net favorable impacts from cost reductions associated mainly with changes in employee benefit programs. The increase from fiscal 2021 to fiscal 2022 was due primarily to higher intangible amortization expense from the StreetLight and BlackLynx acquisitions and the PA Consulting investment, as well as impacts from higher Company benefit program costs, partially offset by lower legal costs and reduced employee related expenses in the fourth quarter.
Included in other corporate expenses in the above table are costs and expenses that relate to general corporate activities as well as corporate-managed benefit and insurance programs. Such costs and expenses include: (i) those elements of SG&A expenses relating to the business as a whole; (ii) those elements of our incentive compensation plans relating to corporate personnel whose other compensation costs are not allocated to the LOBs; (iii) the amortization of intangible assets acquired as part of business combinations; (iv) the quarterly variances between the Company’s actual costs of certain of its self-insured integrated risk and employee benefit programs and amounts charged to the LOBs; and

(v) certain adjustments relating to costs associated with the Company’s international defined benefit pension plans. In addition, other corporate expenses may also include from time-to-time certain adjustments to contract margins (both positive and negative) associated with projects, as well as other items, where it has been determined that such adjustments are not indicative of the performance of the related LOB.
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
The following table summarizes our backlog for the years ended September 29, 2023, September 30, 2022 and October 1, 2021 (in millions):

	September 29, 2023	September 30, 2022	October 1, 2021
Critical Mission Solutions	$8,264	$7,622	$7,957
People & Places Solutions	17,345	17,014	15,733
Divergent Solutions	3,183	2,957	2,637
PA Consulting	311	269	304
Total	$29,103	$27,862	$26,631

Critical Mission Solutions backlog as of September 29, 2023 increased primarily from awards and funding increases in the U.S. aerospace and nuclear remediation sector in the U.S. and United Kingdom.
The increase in backlog in People & Places Solutions for the years presented was primarily driven by new business awards in our Americas business.
The increase in backlog in Divergent Solutions for the years presented was primarily driven by new business and recompete awards and contract extensions in the U.S.
The PA Consulting backlog benefited from modest growth in the current year.
Backlog relating to work to be performed either directly or indirectly for the U.S. federal government and its agencies totaled approximately $11.6 billion (or 39.8% of total backlog), $10.9 billion (or 39.1% of total backlog) and $10.8 billion (or 40.5% of total backlog) at September 29, 2023, September 30, 2022 and October 1, 2021, respectively. Most of our federal government contracts require that services be provided beyond one year. In general, these contracts must be funded annually (i.e., the amounts to be spent under the contract must be appropriated by the U.S. Congress to the procuring agency, and then the agency must allot these sums to the specific contracts).
We estimate that approximately $9.80 billion, or 33.7%, of total backlog at September 29, 2023 will be realized as revenues within the next fiscal year.

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
Liquidity and Capital Resources
At September 29, 2023, our principal sources of liquidity consisted of $926.6 million in cash and cash equivalents and $2.24 billion of available borrowing capacity under our $2.25 billion revolving credit agreement (the "Revolving Credit Facility"). We finance much of our operations and growth through cash generated by our operations.
Cash and cash equivalents at September 29, 2023 represented a decrease of $213.9 million from $1.14 billion at September 30, 2022, the reasons for which are described below.
Our net cash flow provided by operations of $974.8 million during fiscal 2023 was favorable by $500.1 million in comparison to the cash flow provided by operations of $474.7 million for the corresponding prior year. The year-over-year increase in cash from operations is primarily attributable to the payment of the Legacy CH2M Matter cash settlement in fiscal 2022 and other overall net favorable working capital performance during the 2023 period.
Our net cash used for investing activities for fiscal 2023 was $145.7 million, compared to cash used for investing of $538.4 million in the prior year, with this change due primarily to the BlackLynx and StreetLight acquisitions in the prior year.
Our net cash used for financing activities for the fiscal year ended 2023 of $1.09 billion resulted mainly from $616.6 million in net repayments of borrowings, cash used for share repurchases of $265.7 million, $128.4 million in dividends to shareholders and $58.9 million in net PA Consulting related redeemable noncontrolling interests purchase and issuance activity. Cash provided by financing activities in the prior year was $320.2 million, due primarily to net proceeds from borrowings of $719.0 million, offset by cash used for share repurchases of $281.9 million and $115.9 million in dividends to shareholders.
At September 29, 2023, the Company had approximately $171.6 million in cash and cash equivalents held in the U.S. and $755.0 million held outside of the U.S. (primarily in the U.K., the Eurozone, India, Australia and the Middle East region), which is used primarily for funding operations in those regions. Other than the tax cost of repatriating funds to the U.S. (see Note 7- Income Taxes of Notes to Consolidated Financial Statements beginning on page F-1 of this Annual Report on Form 10-K), there are no material impediments to repatriating these funds to the U.S.
The Company had $322.0 million in letters of credit outstanding at September 29, 2023. Of this amount, $0.9 million was issued under the Revolving Credit Facility and $321.1 million was issued under separate, committed and uncommitted letter-of-credit facilities.
On May 9, 2023, the Company announced our intention to spin-off our Critical Mission Solutions business into an independent publicly traded company to Jacobs’ stockholders. On November 20, 2023, Jacobs entered into a definitive agreement to spin-off and combine our Critical Mission Solutions and Cyber and Intelligence government services businesses (part of Divergent Solutions) with Amentum, in a Reverse Morris Trust transaction intended to be tax-free to Jacobs’ shareholders for U.S. federal income tax purposes. The transaction, which is expected to close in fiscal 2024, is subject to regulatory approvals and other customary closing conditions. Jacobs and its shareholders will own up to 63% of the combined company’s common shares upon consummation of the transaction, consisting of 51% Jacobs’ shareholders ownership and Jacobs retaining 7.5-12%. The exact amount of the retained stake will be determined based on achievement of certain fiscal year 2024 operating profit targets. Jacobs is expected to receive cash proceeds of $1 billion at close, subject to customary adjustments. Jacobs is also expected to realize additional value after closing through the disposition of its retained equity stake in the combined company within 12 months. The Company expects to use the cash received at closing to repay outstanding indebtedness.
On February 6, 2023, the Company refinanced its Revolving Credit Facility and Term Loan Facilities, and on February 16, 2023, the Company issued $500.0 million in bonds. On August 18, the Company issued $600.0 million in bonds. See Note 9 - Borrowings for further discussion relating to the terms of the 5.90% Bonds, the 6.35% Bonds, the Revolving Credit Facility and Term Loan Facilities following the issuances and refinancing.

On April 12, 2022, the Company paid cash of AUD640 million, or approximately $475 million using mid-April 2022 exchange rates, which represented the final settlement of Legacy CH2M Matter. For more information, refer to Note 18 - Contractual Guarantees, Litigation, Investigations and Insurance.
On February 4, 2022, the Company acquired StreetLight Data, Inc. ("StreetLight"). StreetLight is a pioneer of mobility analytics who uses its data and machine learning resources to shed light on mobility and enable users to solve complex transportation problems. The Company paid total base consideration of approximately $190.7 million in cash and issued $0.9 million in equity and $5.2 million in in-the-money stock options to the former owners of StreetLight. The Company also paid off StreetLight's debt of approximately $1.0 million simultaneously with the consummation of the acquisition.
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
On March 2, 2021, Jacobs completed the strategic investment of a 65% interest in PA Consulting, a UK-based leading innovation and transformation consulting firm. The total consideration paid by the Company was $1.7 billion, funded through cash on hand, a new term loan and draws on the Company's existing revolver. The remaining 35% interest was held by PA Consulting employees. See Note 14- PA Consulting Business Combination for more discussion on the investment and Note 9- Borrowings for more discussion on the financing for the transaction.
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
On November 24, 2020, a subsidiary of Jacobs completed the acquisition of Buffalo Group, a leader in advanced cyber and intelligence solutions which allows Jacobs to further expand its cyber and intelligence solutions offerings to government clients. The Company paid total consideration of $190.1 million, which was comprised of approximately $182.4 million in cash to the former owners of Buffalo Group and contingent consideration of $7.7 million which was subsequently recognized in fiscal 2021 as an offset to selling, general and administrative expense when it was determined no amounts would be paid. See Note 15- Other Business Combinations for further discussion.
We believe we have adequate liquidity and capital resources to fund our projected cash requirements for the next twelve months based on the liquidity provided by our cash and cash equivalents on hand, our borrowing capacity and our continuing cash from operations.
We were in compliance with all of our debt covenants at September 29, 2023.
Supplemental Obligor Group Financial Information

On February 16, 2023, Jacobs Engineering Group Inc., a wholly-owned subsidiary of Jacobs Solutions Inc. (together, the "Obligor Group"), completed an offering of $500 million aggregate principal amount of 5.90% Bonds, due 2033 and on August 18, 2023, completed an offering of $600 million aggregate principal amount of 6.35% Bonds, due 2028 (the “Bonds”). The Bonds are fully and unconditionally guaranteed by the Company (the “Guarantees”). The Bonds and the Guarantees were offered pursuant to prospectus supplements, dated February 13, 2023 and August 15, 2023, respectively, to the prospectus dated February 6, 2023, that forms a part of the Company and JEGI’s automatic shelf registration statement on Form S-3ASR (File Nos. 333-269605 and 333-269605-01) previously filed with the Securities and Exchange Commission.

In accordance with SEC Regulation S-X Rule 13-01, set forth below is the summarized financial information for the Obligor Group on a combined basis after elimination of (i) intercompany transactions and balances between Jacobs and JEGI and (ii) equity in the earnings from and investments in all other subsidiaries of the Company that do not guarantee the registered securities of either Jacobs or JEG. This summarized financial information (in thousands) has been prepared and presented pursuant to Regulation S-X Rule 13-01, “Financial Disclosures about Guarantors and Issuers of Guaranteed Securities” and is not intended to present the financial position or results of operations of the Obligor Group in accordance with U.S. GAAP.

	Year Ended	Year Ended
(in thousands)	September 29, 2023	September 30, 2022
Summarized Statement of Earnings Data
Revenue	$3,427,751	$2,658,854
Direct Costs	$2,841,572	$2,188,593
Selling, General and Administrative Expenses	$314,055	$275,617
Net earnings attributable to Guarantor Subsidiaries from continuing operations	$96,224	$77,671
Noncontrolling interests	$(702)	$1,148

(in thousands)	September 29, 2023	September 30, 2022
Summarized Balance Sheet Data
Current assets, less receivables from Non-Guarantor Subsidiaries	$693,037	$641,281
Current receivables from Non-Guarantor Subsidiaries	$—	$144,564
Noncurrent assets, less noncurrent receivables from Non-Guarantor Subsidiaries	$459,276	$494,185
Noncurrent receivables from Non-Guarantor Subsidiaries	$610,900	$612,260
Current liabilities	$616,140	$573,614
Current liabilities to Non-Guarantor Subsidiaries	$387,461	$—
Long-term Debt	$2,561,590	$2,986,124
Other Noncurrent liabilities, less amounts payable to Non-Guarantor Subsidiaries	$248,852	$289,452
Noncurrent liabilities to Non-Guarantor Subsidiaries	$343,674	$434,092
Noncontrolling interests	$577	$947
Accumulated deficit	$(2,395,081)	$(2,391,939)
New Accounting Pronouncements
ASU 2020-04, Reference Rate Reform, (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting is intended to provide relief for entities impacted by reference rate reform and contains provisions and optional expedients designed to simplify requirements around designation of hedging relationships, probability assessments of hedged forecasted transactions and accounting for modifications of contracts that refer to LIBOR or other rates affected by reference rate reform. The guidance is elective and is effective on the date of issuance. ASU 2020-04 is applied prospectively to contract modifications and as of the effective date for existing and new eligible hedging relationships. The guidance was amended by ASU 2022-06, Reference Rate Reform, (Topic 848): Deferral of the Sunset Date of Topic 848 to defer the original sunset date of December 31, 2022 to December 31, 2024. The adoption of the new guidance in the first quarter of fiscal 2022 allowed the Company to continue its British pound denominated interest rate hedge relationships which previously defined LIBOR as the benchmark interest rate and were amended to replace LIBOR with the Sterling Overnight Index Average rate ("SONIA") in the first quarter of fiscal 2022 and its U.S. dollar denominated interest rate hedge relationships which previously defined LIBOR as the benchmark interest rate and were amended to replace LIBOR with the Secured Overnight Financing Rate ("SOFR") in the second quarter of fiscal 2023.

Item 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We do not enter into derivative financial instruments for trading, speculation or other similar purposes that would expose the Company to market risk. In the normal course of business, our results of operations are exposed to risks associated with fluctuations in interest rates and currency exchange rates.
    Interest Rate Risk
Please see the Note 9- Borrowings in Notes to Consolidated Financial Statements beginning on Page F-1 of this Annual Report on Form 10-K, which is incorporated herein by reference, for a discussion of the Revolving Credit Facility and Term Loan Facilities.
Our Revolving Credit Facility, Term Loan Facilities and certain other debt obligations are subject to variable rate interest which could be adversely affected by an increase in interest rates. As of September 29, 2023, we had an aggregate of $1.78 billion in outstanding borrowings under our Revolving Credit Facility and Term Loan Facilities. Interest on amounts borrowed under these agreements is subject to adjustment based on the Company’s Consolidated Leverage Ratio (as defined in the credit agreements governing the Revolving Credit Facility and the Term Loan Facilities). Depending on the Company’s Consolidated Leverage Ratio, borrowings denominated in U.S. dollars under the Revolving Credit Facility and the Term Loan Facilities bear interest at a SOFR rate plus a margin of between 0.975% and 1.725% or a base rate plus a margin of between 0% and 0.625% including applicable margins while borrowings denominated in British pounds under these respective facilities bear interest at an adjusted SONIA rate plus a margin of between 0.908% and 1.6580%. Additionally, our Revolving Credit Facility, Term Loan Facilities and 5.90% Bonds due 2033 have interest rates subject to potential increases relating to certain ESG metrics as stipulated in the related agreements and as discussed in Note 9 - Borrowings.
However, as discussed in Note 17 - Commitments and Contingencies and Derivative Financial Instruments, we have swap agreements with an aggregate notional value of $769.1 million in place to convert the variable rate interest-based liabilities associated with a corresponding amount of our debt into fixed interest rate liabilities, leaving $1.01 billion in principal amount subject to variable interest rate risk. Additionally, during fiscal 2022, we entered into two treasury lock arrangements with an aggregate notional value of $500.0 million, which were settled in second quarter fiscal 2023. These are discussed in further detail in Note 17 - Commitments and Contingencies and Derivative Financial Instruments.
For the year ended September 29, 2023, our weighted average floating rate borrowings that are subject to floating rate exposure were approximately $2.2 billion. If floating interest rates had increased by 1.00%, our interest expense for the year ended September 29, 2023 would have increased by approximately $22.4 million.
    Foreign Currency Risk
In situations where our operations incur contract costs in currencies other than their functional currency, we sometimes enter into foreign exchange contracts to limit our exposure to fluctuating foreign currencies. We follow the provisions of ASC No. 815, Derivatives and Hedging in accounting for our derivative contracts. The Company has $857.7 million in notional value of exchange rate sensitive instruments at September 29, 2023. See Note 17 - Commitments and Contingencies and Derivative Financial Instruments for discussion.
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
The Company’s management, with the participation of its Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), evaluated the effectiveness of the Company’s disclosure controls and procedures as defined by Rule 13a-15(e) of the Exchange Act as of September 29, 2023, the end of the period covered by this Annual Report on Form 10-K (the “Evaluation Date”). Based on that evaluation, the Company’s management, with the participation of the Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer) concluded that the Company’s disclosure controls and procedures as of the Evaluation Date were effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), as appropriate to allow timely decisions regarding required disclosure.
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
The Company's independent registered public accounting firm, Ernst & Young LLP, which audited the Company's consolidated financial statements included in this Annual Report on Form 10-K, also audited the effectiveness of our internal control over financial reporting as of September 29, 2023, as stated in their report included in this Annual Report on Form 10-K.
Changes in Internal Control
There were no changes in the Company’s internal control over financial reporting during the Company’s fiscal quarter ended September 29, 2023 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
Item 9B.    OTHER INFORMATION

Rule 10b5-1 Trading Plans

During the fiscal quarter ended September 29, 2023, none of our officers or directors adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1 under the Exchange Act or any “non-Rule 10b5-1 trading arrangement” as defined in Item 408(c) of SEC Regulation S-K.

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
Code of Ethics
We have adopted a code of ethics for our Chief Executive Officer and senior financial officers; a code of business conduct and ethics for members of our Board of Directors and corporate governance guidelines. The full text of these codes of ethics and corporate governance guidelines are available at our website at www.jacobs.com. In the event we make any amendment to, or grant any waiver from, a provision of the code of ethics that applies to the principal executive officer, principal financial officer or principal accounting officer that requires disclosure under applicable SEC rules, we will disclose such amendment or waiver and the reasons therefor on our website. We will provide any person without charge a copy of any of the aforementioned codes of ethics upon receipt of a written request. Requests should be addressed to: Jacobs Solutions Inc., 1999 Bryan Street, Suite 3500, Dallas, Texas 75201, Attention: Corporate Secretary.
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

PART IV
EXHIBITS AND FINANCIAL STATEMENTS
Item 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a) Documents filed as part of this report:
(1)The Company’s Consolidated Financial Statements at September 29, 2023 and September 30, 2022 and for each of the three years in the period ended September 29, 2023, and the notes thereto, together with the report of the independent auditors on those Consolidated Financial Statements are hereby filed as part of this report, beginning on page F-1.
(2)Financial statement schedules – no financial statement schedules are presented as the required information is either not applicable or is included in the consolidated financial statements or notes thereto.
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

4.4
Second Supplemental Indenture, dated as of August 18, 2023, among Jacobs Solutions Inc., Jacobs Engineering Group Inc. and the U.S. Bank Trust Company, National Association, as.Trustee. Filed as Exhibit 4.2 to the Registrant's Current Report on Form 8-K on August 18, 2023 and incorporated herein by reference.

4.5	Form of the Notes, including the Guarantee. Filed as part of Exhibit 4.2 to the Registrant's Current Report on Form 8-K on August 18, 2023 and incorporated herein by reference.

4.6	Description of the Registrant’s Securities. Filed as Exhibit 4.1 to the Registrant’s fiscal 2022 Annual Report on Form 10-K and incorporated herein by reference.

10.1
Third Amended and Restated Credit Agreement, dated February 6, 2023, by and among Jacobs Solutions Inc., Jacobs Engineering Group Inc., certain of its subsidiaries party thereto, the lenders party thereto and Bank of America, N.A., as administrative agent. Filed as Exhibit 10.1 to the Registrant's Current Report on Form 8-K on February 7, 2023 and incorporated herein by reference.

10.2
Amended and Restated Term Loan Agreement, dated as of February 6, 2023, among Jacobs Solutions Inc., Jacobs Engineering Group Inc., the lenders party thereto, and Bank of America, N.A., as administrative agent,. Filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K on February 7, 2023 and incorporated herein by reference.

10.3
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

10.4
Amendment to Credit Agreement (LIBOR Transition), dated as of December 6, 2021, among Jacobs Engineering Group Inc. and Jacobs U.K. Limited, as borrowers, and Bank of America, N.A., as administrative agent, to the Credit Agreement, dated as of March 25, 2020, by and among Jacobs Engineering Group Inc. and Jacobs U.K. Limited, as borrowers, the lenders party thereto, and Bank of America, N.A. as administrative agent. Filed as Exhibit 10.5 to the Registrant's Quarterly Report on Form 10-Q for the first quarter of fiscal 2022 and incorporated herein by reference.

10.5
Second Amendment to Credit Agreement, dated as of August 26, 2022, among Jacobs Engineering Group Inc. and Jacobs U.K. Limited, as borrowers, and Bank of America, N.A., as administrative agent, to the Credit Agreement, dated as of March 25, 2020, by and among Jacobs Engineering Group Inc. and Jacobs U.K. Limited, as borrowers, the lenders party thereto, and Bank of America, N.A. as administrative agent. Filed as Exhibit 10.9 to the Registrant's fiscal 2022 Annual Report on Form 10-K and incorporated herein by reference.

10.6
Third Amendment to Credit Agreement, dated as of February 6, 2023, by and among Jacobs Solutions Inc., Jacobs Engineering Group Inc., Jacobs U.K. Limited, the lenders party thereto, and Bank of America, N.A., as administrative agent, to the Credit Agreement, dated as of March 25, 2020, by and among Jacobs Engineering Group Inc. and Jacobs U.K. Limited, as borrowers, the lenders party thereto, and Bank of America, N.A. as administrative agent. . Filed as Exhibit 10.3 to the Registrant's Current Report on Form 8-K on February 7, 2023 and incorporated herein by reference.

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

10.11#
Employment Agreement by and between Patrick X. Hill and Jacobs Group (Australia) Pty Ltd, effective as of August 1, 2021. Filed as Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the first quarter of fiscal 2023 and incorporated herein by reference.

10.12#
Form of Indemnification Agreement entered into between Jacobs Solutions Inc. and certain of its officers and directors. Filed as Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the second quarter of fiscal 2023 and incorporated herein by reference.

10.13#
Jacobs Solutions Inc. 1989 Employee Stock Purchase Plan (as amended and restated on August 29, 2022). Filed as Exhibit 4.3 to the Registrant’s Post Effective Amendment No. 1 to Form S-8 on August 29, 2022 and incorporated herein by reference.

10.14#
Jacobs Solutions Inc. (StreetLight) 2011 Stock Plan, as amended and restated, effective August 29, 2022. Filed as Exhibit 4.4 to the Registrant’s Post Effective Amendment No. 1 to Form S-8 on August 29, 2022 and incorporated herein by reference.

10.15#
Jacobs Executive Deferral Plan, effective January 1, 2023. Filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the second quarter of fiscal 2023 and incorporated herein by reference.

10.16#
Jacobs Solutions Inc. Directors Deferral Plan, as amended and restated effective August 29, 2022. Filed as Exhibit 10.22 to the Registrant’s fiscal 2022 Annual Report on Form 10-K and incorporated herein by reference.

10.17#
Jacobs Solutions Inc. 2023 Stock Incentive Plan, as amended and restated, effective January 24, 2023. Filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K on January 27, 2023 and incorporated herein by reference.

10.18#
Jacobs Engineering Group Inc. Leadership Performance Plan, as amended and restated effective August 29, 2022. Filed as Exhibit 10.44 to the Registrant’s fiscal 2022 Annual Report on Form 10-K and incorporated herein by reference.

10.19#
Jacobs Solutions Inc. 1999 Outside Director Stock Plan, as amended and restated effective August 29, 2022. Filed as Exhibit 4.1 to the Registrant’s Post Effective Amendment No. 1 to Form S-8 on August 29, 2022 and incorporated herein by reference.

10.20#
Jacobs Solutions Inc. Executive Severance Plan, as amended and restated effective November 16, 2022. Filed as Exhibit 10.25 to the Registrant’s fiscal 2022 Annual Report on Form 10-K and incorporated herein by reference.

10.21#
Form of Stock Option Award Agreement (awarded pursuant to the 1999 Outside Directors Stock Plan). Filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the second quarter of fiscal 2016 and incorporated herein by reference.

10.22#
Form of Restricted Stock Unit Award Agreement (awarded pursuant to the1999 Outside Directors Stock Plan). Filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the second quarter of fiscal 2016 and incorporated herein by reference.

10.23#
Form of Restricted Stock Unit Agreement (Performance Shares - Earnings Per Share Growth - 2018 Award) (awarded pursuant to Jacobs' Stock Incentive Plan). Filed as Exhibit 10.4 to the Registrant's Quarterly Report on Form 10-Q for the first quarter of fiscal 2018 and incorporated herein by reference.

10.24#
Form of Restricted Stock Unit Agreement (Performance Shares - ROIC - 2018 Award) (awarded pursuant to Jacobs' Stock Incentive Plan). Filed as Exhibit 10.5 to the Registrant's Quarterly Report on Form 10-Q for the first quarter of fiscal 2018 and incorporated herein by reference.

10.25#
Form of Restricted Stock Unit Agreement (Performance Shares - Earnings Per Share Growth - 2019 Award) (awarded pursuant to Jacobs' Stock Incentive Plan). Filed as Exhibit 10.3 to the Registrant's Quarterly Report on Form 10-Q for the first quarter of fiscal 2018 filed February 6, 2019 and incorporated herein by reference.

10.26#
Form of Restricted Stock Unit Agreement (Performance Shares - ROIC - 2019 Award) (awarded pursuant to Jacobs' Stock Incentive Plan). Filed as Exhibit 10.4 to the Registrant's Quarterly Report on Form 10-Q for the first quarter of fiscal 2018 filed February 6, 2019 and incorporated herein by reference.

10.27#
Form of Restricted Stock Unit Agreement (Time-Based Vesting) (awarded pursuant to Jacobs' Stock Incentive Plan). Filed as Exhibit 10.6 to the Registrant's Quarterly Report on Form 10-Q for the first quarter of fiscal 2018 and incorporated herein by reference.

10.28#
Form of Restricted Stock Unit Agreement (awarded pursuant to the 1999 Outside Director Stock Plan). Filed as Exhibit 10.7 to the Registrant's Quarterly Report on Form 10-Q for the first quarter of fiscal 2018 and incorporated herein by reference.

10.29#
Form of Restricted Stock Unit Agreement (Performance Shares – Earnings Per Share Growth – 2020 Award) (awarded pursuant to Jacobs' Stock Incentive Plan). Filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the first quarter of fiscal 2020 and incorporated herein by reference.

10.30#
Form of Restricted Stock Unit Agreement (Performance Shares – ROIC – 2020 Award) (awarded pursuant to Jacobs' Stock Incentive Plan). Filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the first quarter of fiscal 2020 and incorporated herein by reference.

10.31#
Form of Restricted Stock Unit Agreement (Time-Based Vesting) (awarded pursuant to Jacobs' Stock Incentive Plan). Filed as Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the first quarter of fiscal 2020 and incorporated herein by reference.

10.32#
Form of Restricted Stock Unit Agreement (Performance Shares – Earnings Per Share Growth) (awarded pursuant to Jacobs' Stock Incentive Plan). Filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the first quarter of fiscal 2021 and incorporated herein by reference.

10.33#
Form of Restricted Stock Unit Agreement (Performance Shares – ROIC) (awarded pursuant to Jacobs' Stock Incentive Plan). Filed as Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the first quarter of fiscal 2021 and incorporated herein by reference.

10.34#
Form of Restricted Stock Unit Agreement (Time-Based Vesting) (awarded pursuant to Jacobs' Stock Incentive Plan). Filed as Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the first quarter of fiscal 2021 and incorporated herein by reference.

10.35#
Form of Restricted Stock Unit Agreement (Performance Shares – Earnings Per Share Growth) (awarded pursuant to Jacobs' 1999 Stock Incentive Plan). Filed as Exhibit 10.1 to the Registrants Quarterly Report on Form 10-Q for the first quarter of fiscal 2022 and incorporated herein by reference.

10.36#
Form of Restricted Stock Unit Agreement (Performance Shares – ROIC) (awarded pursuant to Jacobs' Stock Incentive Plan). Filed as Exhibit 10.2 to the Registrants Quarterly Report on Form 10-Q for the first quarter of fiscal 2022 and incorporated herein by reference.

10.37#
Form of Restricted Stock Unit Agreement (Time-Based Vesting) (awarded pursuant to the Jacobs'Stock Incentive Plan). Filed as Exhibit 10.3 to the Registrants Quarterly Report on Form 10-Q for the first quarter of fiscal 2022 and incorporated herein by reference.

10.38#
Form of Restricted Stock Unit Agreement (Performance Shares – Earnings Per Share Growth) (awarded pursuant to Jacobs' Stock Incentive Plan). Filed as Exhibit 10.1 to the Registrants Quarterly Report on Form 10-Q for the first quarter of fiscal 2023 and incorporated herein by reference.

10.39#
Form of Restricted Stock Unit Agreement (Performance Shares – ROIC) (awarded pursuant to Jacobs' Stock Incentive Plan). Filed as Exhibit 10.2 to the Registrants Quarterly Report on Form 10-Q for the first quarter of fiscal 2023 and incorporated herein by reference.

10.40#
Form of Restricted Stock Unit Agreement (Time-Based Vesting) (awarded pursuant to Jacobs' Stock Incentive Plan). Filed as Exhibit 10.3 to the Registrants Quarterly Report on Form 10-Q for the first quarter of fiscal 2023 and incorporated herein by reference.

10.41#
Form of Restricted Stock Unit Agreement (awarded pursuant to the 1999 Outside Directors Stock Plan). Filed as Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the second quarter of fiscal 2023 and incorporated herein by reference.

21†	List of Subsidiaries of Jacobs Solutions Inc.

23†	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.

31.1†	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2†	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1†	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

32.2†	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

97†	Jacobs Solutions Inc. Executive Clawback Policy

101.INS†	XBRL Instance Document

101.SCH†	XBRL Taxonomy Extension Schema Document

101.CAL†	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF†	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB†	XBRL Taxonomy Extension Label Linkbase Document

101.PRE†	XBRL Taxonomy Extension Presentation Linkbase Document

104†	Cover page interactive data file (formatted as Inline XBRL and contained in Exhibit 101)

†	Being filed herewith.

#	Management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

JACOBS SOLUTIONS INC.
Dated:	November 21, 2023	By:	/S/ Robert V. Pragada
Robert V. Pragada
Chief Executive Officer and Director
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date
/S/ Steven J. Demetriou	Chair of the Board	November 21, 2023
Steven J. Demetriou
/S/ Robert V. Pragada	Chief Executive Officer and Director (Principal Executive Officer)	November 21, 2023
Robert V. Pragada
/S/ Vincent K. Brooks	Director	November 21, 2023
Vincent K. Brooks
/S/ Peter J. Robertson	Director	November 21, 2023
Peter J. Robertson
/S/ Ralph E. Eberhart	Director	November 21, 2023
Ralph E. Eberhart
/S/ Manny Fernandez	Director	November 21, 2023
Manny Fernandez
/S/ Barbara L. Loughran	Director	November 21, 2023
Barbara L. Loughran
/S/ Priya Abani	Director	November 21, 2023
Priya Abani
/S/ Christopher M.T. Thompson	Director	November 21, 2023
Christopher M.T. Thompson
/S/ Claudia Jaramillo	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	November 21, 2023
Claudia Jaramillo
/S/ William B. Allen, Jr.	Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)	November 21, 2023
William B. Allen, Jr.

F-77

JACOBS SOLUTIONS INC. AND SUBSIDIARIES
CONSOLIDATED FINANCIAL STATEMENTS
WITH REPORTS OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
September 29, 2023

JACOBS SOLUTIONS INC. AND SUBSIDIARIES
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
September 29, 2023

JACOBS SOLUTIONS INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share information)

	September 29, 2023	September 30, 2022
ASSETS
Current Assets:
Cash and cash equivalents	$926,582	$1,140,479
Receivables and contract assets	3,558,806	3,405,381
Prepaid expenses and other	204,965	176,134
Total current assets	4,690,353	4,721,994
Property, Equipment and Improvements, net	357,032	346,676
Other Noncurrent Assets:
Goodwill	7,343,526	7,184,658
Intangibles, net	1,271,943	1,394,052
Deferred income tax assets	53,131	31,480
Operating lease right-of-use assets	414,384	476,913
Miscellaneous	486,740	504,646
Total other noncurrent assets	9,569,724	9,591,749
	$14,617,109	$14,660,419
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Short-term debt	$61,430	$50,415
Accounts payable	1,143,802	966,792
Accrued liabilities	1,301,644	1,441,762
Operating lease liability	152,077	150,171
Contract liabilities	763,608	641,705
Total current liabilities	3,422,561	3,250,845
Long-term debt	2,813,471	3,357,256
Liabilities relating to defined benefit pension and retirement plans	258,540	271,332
Deferred income tax liabilities	221,158	269,077
Long-term operating lease liability	543,230	607,447
Other deferred liabilities	125,088	167,548
Commitments and Contingencies
Redeemable Noncontrolling Interests	632,979	632,522
Stockholders’ Equity:
Capital stock:
Preferred stock, $1 par value, authorized - 1,000,000 shares; issued and outstanding - none	—	—
Common stock, $1 par value, authorized - 240,000,000 shares; issued and outstanding - 125,976,998 shares and 127,393,378 shares as of September 29, 2023 and September 30, 2022, respectively	125,977	127,393
Additional paid-in capital	2,735,325	2,682,009
Retained earnings	4,542,872	4,225,784
Accumulated other comprehensive loss	(857,954)	(975,130)
Total Jacobs stockholders’ equity	6,546,220	6,060,056
Noncontrolling interests	53,862	44,336
Total Group stockholders’ equity	6,600,082	6,104,392
	$14,617,109	$14,660,419
See the accompanying Notes to Consolidated Financial Statements.

JACOBS SOLUTIONS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS
For the Fiscal Years Ended September 29, 2023, September 30, 2022 and October 1, 2021
(In thousands, except per share information)

	September 29, 2023	September 30, 2022	October 1, 2021
Revenues	$16,352,414	$14,922,825	$14,092,632
Direct cost of contracts	(12,879,099)	(11,595,785)	(11,048,860)
Gross profit	3,473,315	3,327,040	3,043,772
Selling, general and administrative expenses	(2,398,078)	(2,409,190)	(2,355,683)
Operating Profit	1,075,237	917,850	688,089
Other Income (Expense):
Interest income	26,013	4,489	3,503
Interest expense	(168,108)	(100,246)	(72,714)
Miscellaneous (expense) income, net	(16,463)	54,254	76,724
Total other (expense) income, net	(158,558)	(41,503)	7,513
Earnings from Continuing Operations Before Taxes	916,679	876,347	695,602
Income Tax Expense for Continuing Operations	(196,181)	(160,903)	(274,781)
Net Earnings of the Group from Continuing Operations	720,498	715,444	420,821
Net (Loss) Earnings of the Group from Discontinued Operations	(842)	(32)	10,008
Net Earnings of the Group	719,656	715,412	430,829
Net Earnings Attributable to Noncontrolling Interests from Continuing Operations	(32,265)	(36,788)	(39,213)
Net (Earnings) Loss Attributable to Redeemable Noncontrolling Interests	(21,614)	(34,585)	85,414
Net Earnings Attributable to Jacobs from Continuing Operations	666,619	644,071	467,022
Net Earnings Attributable to Jacobs	$665,777	$644,039	$477,030
Net Earnings Per Share:
Basic Net Earnings from Continuing Operations Per Share	$5.33	$5.01	$3.15
Basic Net (Loss) Earnings from Discontinued Operations Per Share	$(0.01)	—	$0.08
Basic Earnings Per Share	$5.32	$5.01	$3.22

Diluted Net Earnings from Continuing Operations Per Share	$5.31	$4.98	$3.12
Diluted Net (Loss) Earnings from Discontinued Operations Per Share	$(0.01)	—	$0.08
Diluted Earnings Per Share	$5.30	$4.98	$3.20
See the accompanying Notes to Consolidated Financial Statements.

JACOBS SOLUTIONS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the Fiscal Years Ended September 29, 2023, September 30, 2022 and October 1, 2021
(In thousands)

	September 29, 2023	September 30, 2022	October 1, 2021
Net Earnings of the Group	$719,656	$715,412	$430,829
Other Comprehensive Income (Loss):
Foreign currency translation adjustment	148,971	(397,819)	15,585
Change in cash flow hedges	(20,500)	154,541	29,332
Change in pension plan liabilities	(16,389)	92,527	142,135
Other comprehensive income (loss) before taxes	112,082	(150,751)	187,052
Income Tax Benefit (Expense):
Foreign currency translation adjustment	1,132	19,019	(3,110)
Cash flow hedges	5,870	(43,595)	(7,357)
Change in pension plan liabilities	(1,908)	(5,361)	(37,970)
Income Tax Benefit (Expense):	5,094	(29,937)	(48,437)
Net other comprehensive income (loss)	117,176	(180,688)	138,615
Net Comprehensive Income of the Group	836,832	534,724	569,444
Net Earnings Attributable to Noncontrolling Interests	(32,265)	(36,788)	(39,213)
Net (Earnings) Loss Attributable to Redeemable Noncontrolling Interests	(21,614)	(34,585)	85,414
Net Comprehensive Income Attributable to Jacobs	$782,953	$463,351	$615,645
See the accompanying Notes to Consolidated Financial Statements including the Company's note on Other Financial Information for a presentation of amounts reclassified to net income during the period.

JACOBS SOLUTIONS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
For the Fiscal Years Ended September 29, 2023, September 30, 2022 and October 1, 2021
(In thousands)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Jacobs Stockholders’ Equity	Noncontrolling Interests	Total Group Stockholders’ Equity
Balances at October 2, 2020	$129,748	$2,598,446	$4,020,575	$(933,057)	$5,815,712	$39,955	$5,855,667
Net earnings	—	—	477,030	—	477,030	39,213	516,243
Foreign currency translation adjustments, net of deferred taxes of $3,110	—	—	—	12,475	12,475	—	12,475
Pension plan liability, net of deferred taxes of $37,970	—	—	—	104,165	104,165	—	104,165
Change in cash flow hedges. net of deferred taxes of $7,357	—	—	—	21,975	21,975	—	21,975
Dividends	—	—	(109,616)	—	(109,616)	—	(109,616)
Noncontrolling interests - distributions and other	—	—	—	—	—	(44,372)	(44,372)
Redeemable Noncontrolling interests redemption value adjustment	—	—	(175,183)	—	(175,183)	—	(175,183)
Stock based compensation	—	56,221	—	—	56,221	—	56,221
Issuances of equity securities including shares withheld for taxes	871	20,345	(9,006)	—	12,210	—	12,210
Repurchases of equity securities	(1,726)	(85,000)	(188,222)	—	(274,948)	—	(274,948)
Balances at October 1, 2021	$128,893	$2,590,012	$4,015,578	$(794,442)	$5,940,041	$34,796	$5,974,837
Net earnings	—	—	644,039	—	644,039	36,788	680,827
Foreign currency translation adjustments, net of deferred taxes of $(19,019)	—	—	—	(378,800)	(378,800)	—	(378,800)
Pension plan liability, net of deferred taxes of $5,361	—	—	—	87,166	87,166	—	87,166
Change in cash flow hedges., net of deferred taxes of $43,595	—	—	—	110,946	110,946	—	110,946
Dividends	—	—	(118,291)	—	(118,291)	—	(118,291)
Noncontrolling interests - distributions and other	—	—	—	—	—	(27,248)	(27,248)
Redeemable Noncontrolling interests redemption value adjustment	—	—	(27,657)	—	(27,657)	—	(27,657)
Repurchase and issuance of redeemable noncontrolling interests	—	—	2,618	—	2,618	—	2,618
Stock based compensation	—	53,383	—	—	53,383	—	53,383
Issuances of equity securities including shares withheld for taxes	973	39,537	(11,973)	—	28,537	—	28,537
Repurchases of equity securities	(2,473)	(923)	(278,530)	—	(281,926)	—	(281,926)
Balances at September 30, 2022	$127,393	$2,682,009	$4,225,784	$(975,130)	$6,060,056	$44,336	$6,104,392
Net earnings	—	—	665,777	—	665,777	32,265	698,042
Foreign currency translation adjustments, net of deferred taxes of $(1,132)	—	—	—	150,103	150,103	—	150,103
Pension plan liability, net of deferred taxes of $1,908	—	—	—	(18,297)	(18,297)	—	(18,297)
Change in cash flow hedges, net of deferred taxes of $(5,870)	—	—	—	(14,630)	(14,630)	—	(14,630)
Dividends	—	—	(132,468)	—	(132,468)	—	(132,468)
Noncontrolling interests - distributions and other	—	—	—	—	—	(22,739)	(22,739)
Redeemable Noncontrolling interests redemption value adjustment	—	—	(10,770)	—	(10,770)	—	(10,770)
Repurchase and issuance of redeemable noncontrolling interests	—	—	14,293	—	14,293	—	14,293
Stock based compensation	—	74,337	—	—	74,337	—	74,337
Issuances of equity securities including shares withheld for taxes	910	28,181	(5,558)	—	23,533	—	23,533
Repurchases of equity securities	(2,326)	(49,202)	(214,186)	—	(265,714)	—	(265,714)
Balances at September 29, 2023	$125,977	$2,735,325	$4,542,872	$(857,954)	$6,546,220	$53,862	$6,600,082
See the accompanying Notes to Consolidated Financial Statements.

JACOBS SOLUTIONS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JACOBS SOLUTIONS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Fiscal Years Ended September 29, 2023, September 30, 2022 and October 1, 2021
(In thousands)

	September 29, 2023	September 30, 2022	October 1, 2021
Cash Flows from Operating Activities:
Net earnings attributable to the Group	$719,656	$715,412	$430,829
Adjustments to reconcile net earnings to net cash flows provided by (used for) operations:
Depreciation and amortization:
Property, equipment and improvements	103,346	102,454	101,024
Intangible assets	203,906	198,602	149,776
Gain on sale of ECR business	—	—	(15,608)
Gain on investment in equity securities	—	(13,862)	(71,325)
Stock based compensation	74,337	53,383	56,221
Equity in earnings of operating ventures, net of return on capital distributions	(324)	18,291	10,941
Loss (gain) on disposals of assets, net	7,690	(4,680)	1,003
Impairment of equity method investment and other long-term assets	48,163	78,292	40,640
Loss on pension and retiree medical plan changes	208	123	2,783
Deferred income taxes	(76,815)	111,846	113,623
Changes in assets and liabilities, excluding the effects of businesses acquired:
Receivables and contract assets, net of contract liabilities	(8,395)	(267,947)	242,154
Prepaid expenses and other current assets	(33,996)	6	6,800
Miscellaneous other assets	92,050	113,850	116,097
Accounts payable	166,194	87,402	(165,502)
Income taxes payable	9,408	(70,258)	20,961
Accrued liabilities	(279,136)	(552,036)	(252,305)
Other deferred liabilities	(49,957)	(73,697)	(63,915)
Other, net	(1,572)	(22,472)	2,079
Net cash provided by operating activities	974,763	474,709	726,276
Cash Flows from Investing Activities:
Additions to property and equipment	(137,486)	(127,615)	(92,814)
Disposals of property and equipment and other assets	1,544	9,392	474
Capital contributions to equity investees, net of return of capital distributions	7,964	3,025	(5,016)
Acquisitions of businesses, net of cash acquired	(17,685)	(437,083)	(1,741,062)
Disposals of investment in equity securities	—	13,862	421,315
Proceeds from sales of businesses	—	—	36,360
Net cash used for investing activities	(145,663)	(538,419)	(1,380,743)
Cash Flows from Financing Activities:
Proceeds from long-term borrowings	3,860,468	3,145,500	4,445,080
Repayments of long-term borrowings	(4,486,679)	(2,420,166)	(3,216,965)
Proceeds from short-term borrowings	13,011	—	—
Repayments of short-term borrowings	(3,353)	(6,359)	(7,675)
Debt issuance costs	(17,177)	—	(2,747)
Proceeds from issuances of common stock	47,782	51,034	38,077
Common stock repurchases	(265,714)	(281,926)	(274,948)
Taxes paid on vested restricted stock	(24,249)	(28,587)	(25,867)
Cash dividends to shareholders	(128,420)	(115,948)	(107,188)
Net dividends associated with noncontrolling interests	(23,156)	(26,982)	(48,784)
Repurchase of redeemable noncontrolling interests	(92,939)	(46,074)	—
Proceeds from issuances of redeemable noncontrolling interests	34,016	49,742	—
Net cash (used for) provided by financing activities	(1,086,410)	320,234	798,983
Effect of Exchange Rate Changes	32,548	(128,892)	19,635
Net (Decrease) Increase in Cash and Cash Equivalents and Restricted Cash	(224,762)	127,632	164,151
Cash and Cash Equivalents, including Restricted Cash, at the Beginning of the Period	1,154,207	1,026,575	862,424
Cash and Cash Equivalents, including Restricted Cash, at the End of the Period	$929,445	$1,154,207	$1,026,575
See the accompanying Notes to Consolidated Financial Statements.

JACOBS SOLUTIONS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

1.Description of Business and Basis of Presentation
Description of Business
Jacobs Solutions Inc. ("Jacobs" or "the Company") is a leading global professional services company that designs and deploys technology-centric solutions to solve many of the world’s most complex challenges. In fiscal 2023 we operated in four operating segments: Critical Mission Solutions, People & Places Solutions, Divergent Solutions, and our investment in PA Consulting Group Limited ("PA Consulting").
We provide a broad range of technical, professional and construction services including engineering, design and architectural services; construction and construction management services; operations and maintenance services; and process, scientific and systems consulting services. We provide our services through offices and subsidiaries located primarily in North America, Europe, the Middle East, India, Australia, New Zealand and Asia. We provide our services under cost-reimbursable and fixed-price contracts, with our fixed-price contracts comprised mainly of professional services arrangements and in some limited cases, construction. The percentage of revenues realized from each of these types of contracts for the fiscal years ended September 29, 2023, September 30, 2022 and October 1, 2021 was as follows:

	For the Years Ended
	September 29, 2023	September 30, 2022	October 1, 2021
Cost-reimbursable	74.1%	74%	76%
Fixed-price	25.9%	26%	24%
Basis of Presentation, Definition of Fiscal Year, and Other Matters
The accompanying Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States ("U.S. GAAP") and include the accounts of Jacobs Solutions Inc. and its subsidiaries and affiliates which it controls. On August 29, 2022, Jacobs Engineering Group Inc. (JEGI), the predecessor to Jacobs Solutions Inc., implemented a holding company structure, which resulted in Jacobs Solutions Inc. becoming the parent company of, and successor issuer to, JEGI (the "Holding Company Reorganization"). Prior to the implementation date, the Consolidated Financial Statements include the accounts of JEGI and its subsidiaries and affiliates which it controlled. All intercompany accounts and transactions have been eliminated in consolidation.
The Company’s fiscal year ends on the Friday closest to September 30 (determined on the basis of the number of workdays) and, accordingly, an additional week of activity is added every five-to-six years. Fiscal 2020 included an extra week of activity.
On November 20, 2023, Jacobs entered into a definitive agreement to spin-off and combine our CMS and Cyber and Intelligence government services (part of Divergent Solutions ("DVS")) businesses with Amentum, in a Reverse Morris Trust transaction intended to be tax-free to Jacobs’ shareholders for U.S. federal income tax purposes. The transaction, which is expected to close in fiscal year 2024, is subject to regulatory approvals and other customary closing conditions.
As part of the new Company strategy, during the first quarter of fiscal 2023, Jacobs formed a reporting and operating segment, Divergent Solutions ("DVS"), to further strengthen our ability to drive value for our clients (the "DVS segment reorganization"). For a further discussion of our segment information, please refer to Note 19- Segment Information.
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

JACOBS SOLUTIONS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
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
On April 26, 2019, Jacobs completed the sale of its Energy, Chemicals and Resources ("ECR") business to Worley Limited, a company incorporated in Australia ("Worley"), for a purchase price of $3.4 billion consisting of (i) $2.8 billion in cash plus (ii) 58.2 million ordinary shares of Worley, subject to adjustments for changes in working capital and certain other items (the “ECR sale”). As a result of the ECR sale, substantially all ECR-related assets and liabilities were sold (the "Disposal Group"). We determined that the Disposal Group should be reported as discontinued operations in accordance with ASC 210-05, Discontinued Operations because their disposal represented a strategic shift that had a major effect on our operations and financial results. As such, the financial results of the ECR business are reflected in our Consolidated Statements of Earnings as discontinued operations for all periods presented and all of the ECR business to be sold under the terms of the sale had been conveyed to Worley and as such, no amounts remain held for sale.
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
The assets of a joint venture are restricted for use to the obligations of the particular joint venture and are not available for general operations of the Company. Our risk of loss on these arrangements is usually shared with our partners. The liability of each partner is usually joint and several, which means that each partner may become liable for the entire risk of loss on the project. Furthermore, on some of our projects, the Company has granted guarantees which may encumber both our contracting subsidiary company and the Company for the entire risk of loss on the project. The Company is unable to estimate the maximum potential amount of future payments that we could be required to make under outstanding performance guarantees related to joint venture projects due to a number of factors, including but not limited to, the nature and extent of any contractual defaults by our joint venture partners, resource availability, potential performance delays caused by the defaults, the location of the projects, and the terms of the related contracts. See Note 18 - Contractual Guarantees, Litigation, Investigations and Insurance for further discussion.
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
•Consolidated if the Company is the primary beneficiary of a VIE or holds the majority of voting interests of a non-VIE (and no significant participative rights are available to the other partners).
•Unconsolidated if the Company is not the primary beneficiary of a VIE or does not hold the majority of voting interest of a non-VIE.
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
Certain other assets and liabilities, such as forward contracts and interest rate swap agreements we purchased as cash-flow hedges discussed in Note 17 - Commitments and Contingencies and Derivative Financial Instruments are required to be carried in our Consolidated Financial Statements at Fair Value.
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
With respect to equity-based compensation (i.e., share-based payments), we estimate the fair value of stock options granted to employees and directors using the Black-Scholes option-pricing model. Like all option-pricing models, the Black-Scholes model requires the use of subjective assumptions including (i) the expected volatility of the market price of the underlying stock, and (ii) the expected term of the award, among others. Accordingly, changes in assumptions and any subsequent adjustments to those assumptions can cause different fair values to be assigned to our future stock option awards. For restricted stock awards (including restricted stock units) containing market conditions, compensation expense is based on the fair value of such awards using a Monte Carlo simulation. For restricted stock awards (including restricted stock units) containing service and performance conditions, fair value is based on the closing stock price on the date of grant, adjusted for the expected level of achievement for any performance conditions.
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
The fair values for the asset groups relating to the impairment assessment of long-lived assets (see Note 10, Leases) were estimated primarily using discounted cash flow models (income approach) with Level 3 inputs. The significant assumptions used in estimating fair value include the expected downtime prior to the commencement of future subleases, projected sublease income over the remaining lease periods and discount rates that reflects the level of risk associated with receiving future cash flows.
The methodologies described above and elsewhere in these Notes to Consolidated Financial Statements may produce a fair value measure that may not be indicative of net realizable value or reflective of future fair values. Furthermore, while the Company believes Level 3 valuation methods are appropriate and consistent with other market participants, the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different fair value measurement.
Cash Equivalents
We consider all highly liquid investments with original maturities of less than three months to be cash equivalents. Cash equivalents at September 29, 2023 and September 30, 2022 consisted primarily of money market mutual funds and overnight bank deposits.
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
Property, Equipment, and Improvements
Property, equipment and improvements are carried at cost, and are shown net of accumulated depreciation and amortization in the accompanying Consolidated Balance Sheets. Depreciation and amortization is computed primarily by using the straight-line method over the estimated useful lives of the assets. The cost of leasehold improvements is amortized using the straight-line method over the lesser of the estimated useful life of the asset or the remaining term of the related lease. Estimated useful lives range from 20 to 40 years for buildings, from 3 to 10 years for equipment and from 2 to 20 years for leasehold improvements.
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

JACOBS SOLUTIONS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
We perform our annual goodwill impairment assessment as of the first day of the fourth fiscal quarter each year. We begin with the qualitative assessment of whether it is more likely than not that a reporting unit’s fair value is less than its carrying value before applying the quantitative assessment described below. If it is determined through the evaluation of events or circumstances that the carrying value may not be recoverable, the Company then compares the fair value of the related reporting unit with its carrying amount. If the carrying amount of a reporting unit exceeds its fair value, an impairment loss is recognized. For the 2023 fiscal year, in connection with the separation activities of the CMS business and part of our DVS business, we performed a quantitative impairment test of the CMS and DVS reporting units and determined that the fair value of these reporting units exceeded their respective carrying value. For the remaining reporting units, we determined that the fair values significantly exceeded their carrying values and an analysis beyond the qualitative level was not considered necessary.
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
The Company’s right-of use assets and lease liabilities relate to real estate, project assets used in connection with long-term construction contracts, IT assets and vehicles. The Company’s leases have remaining lease terms of less than one year to twenty years. The Company’s lease obligations are primarily for the use of office space and are primarily operating leases. Certain of the Company’s leases contain renewal, extension, or termination options. The Company assesses each option on an individual basis and will only include options reasonably certain of exercise in the lease term. The Company generally considers the base term to be the term provided in the contract. None of the Company’s lease agreements contain material options to purchase the leased property, material residual value guarantees, or material restrictions or covenants.
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
Certain lease contracts contain non-lease components such as maintenance and utilities. The Company has made an accounting policy election, as allowed under ASC 842-10-15-37 and discussed above, to capitalize both the lease component and non-lease components of its contracts as a single lease component for all of its right-of-use assets.
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

JACOBS SOLUTIONS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
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
We measure our defined benefit plan assets and obligations as of the end of the month closest to their fiscal year end, which is September 30, 2023 as the alternative measurement date in accordance with FASB guidance ASU 2015-04, Compensation Retirement Benefit (Topic 715): Practical Expedient for the Measurement Date of an Employer’s Defined Benefit Obligation and Plan Asset. This guidance allows employers with fiscal year ends that do not coincide with a calendar month end to make an accounting policy election to measure defined benefit plan assets and obligations as of the end of the month closest to their fiscal year end.
Redeemable Noncontrolling Interests
In connection with the PA Consulting investment in March 2021, the Company recorded redeemable noncontrolling interests, representing the interest holders' 35% equity interest in the form of preferred and common shares of PA Consulting. The preferred shares are entitled to a cumulative annual compounding 12% dividend based on the outstanding preferred share subscription price. These noncontrolling interest holders have certain option rights to put the preferred and common share interests back to the Company at a value based on the fair value of PA Consulting (the redemption values). The primary inputs and assumptions impacting the fair value of PA Consulting include projections of revenue and earnings before interest, taxes, depreciation and amortization and discount rates applied thereto. Additionally, the Company has an option to call the interests for certain individual shareholders in certain circumstances. Because the interests are redeemable at the option of the holders and not solely within the control of the Company, the Company classified the interests in redeemable noncontrolling interests within its Consolidated Balance Sheet at their redemption values. The optional redemption features may become exercisable no earlier than five years from the March 2, 2021 closing date, or upon the occurrence of certain other events.
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
Further, to the extent redemption values exceed historical values of the interests, changes in redemption amounts are recognized as changes to redeemable noncontrolling interests with an offsetting change in consolidated retained earnings. Additionally, particular to the preference share and in certain circumstances the ordinary share components of redeemable noncontrolling interests, such changes in consolidated retained earnings could also be reflected as a corresponding adjustment to net earnings attributable to Jacobs for purposes of the calculation of consolidated earnings per share attributable to common shareholders.
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

JACOBS SOLUTIONS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
The Tax Cuts and Jobs Act of 2017 (the "Tax Act") contains a provision which subjects a U.S. parent of a foreign subsidiary to current U.S. tax on its global intangible low–taxed income (“GILTI”). The GILTI income is eligible for a deduction, which lowers the effective tax rate of GILTI to 10.5% for calendar years 2018 through 2025 and 13.125% after 2025. The Company will report the tax impact of GILTI as a period cost when incurred. Accordingly, the Company is not providing deferred taxes for basis differences expected to reverse as GILTI.
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
New Accounting Pronouncements
ASU 2020-04, Reference Rate Reform, (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting is intended to provide relief for entities impacted by reference rate reform and contains provisions and optional expedients designed to simplify requirements around designation of hedging relationships, probability assessments of hedged forecasted transactions and accounting for modifications of contracts that refer to LIBOR or other rates affected by reference rate reform. The guidance is elective and is effective on the date of issuance. ASU 2020-04 is applied prospectively to contract modifications and as of the effective date for existing and new eligible hedging relationships. The guidance was amended by ASU 2022-06, Reference Rate Reform, (Topic 848): Deferral of the Sunset Date of Topic 848 to defer the original sunset date of December 31, 2022 to December 31, 2024. The adoption of the new guidance in the first quarter of fiscal 2022 allowed the Company to continue its British pound denominated interest rate hedge relationships which previously defined LIBOR as the benchmark interest rate and were amended to replace LIBOR with the Sterling Overnight Index Average rate ("SONIA") in the first quarter of fiscal 2022 and its U.S. dollar denominated interest rate hedge relationships which previously defined LIBOR as the benchmark interest rate and were amended to replace LIBOR with the Secured Overnight Financing Rate ("SOFR") in the second quarter of fiscal 2023.
3.Revenue Accounting for Contracts
Disaggregation of Revenues
Our revenues are principally derived from contracts to provide a diverse range of technical, professional, and construction services to a large number of industrial, commercial, and governmental clients. We provide a broad range of engineering, design, and architectural services; construction and construction management services; operations and

JACOBS SOLUTIONS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
maintenance services; and process, scientific, and systems consulting services. We provide our services through offices and subsidiaries located primarily in North America, South America, Europe, the Middle East, India, Australia, Africa, and Asia. We provide our services under cost-reimbursable and fixed-price contracts. Our contracts are with many different customers in numerous industries. Refer to Note 19 - Segment Information for additional information on how we disaggregate our revenues by reportable segment.
The following table further disaggregates our revenue by geographic area for the years ended September 29, 2023, September 30, 2022 and October 1, 2021 (in thousands):

	For the Years Ended
	September 29, 2023	September 30, 2022	October 1, 2021
Revenues:
United States	$10,963,072	$9,875,252	$9,671,281
Europe	3,598,140	3,488,317	3,140,114
Canada	268,466	269,386	227,692
Asia	135,359	140,663	114,118
India	164,212	114,235	70,772
Australia and New Zealand	696,870	706,283	647,866
Middle East and Africa	526,295	328,689	220,789
Total	$16,352,414	$14,922,825	$14,092,632
The following table presents the revenues earned directly or indirectly from the U.S. federal government and its agencies, expressed as a percentage of total revenues:

For the Years Ended
September 29, 2023	September 30, 2022	October 1, 2021
31%	31%	33%

Contract Liabilities
Contract liabilities represent amounts billed to clients in excess of revenue recognized to date. Revenue recognized for the year ended September 29, 2023 that was included in the contract liability balance on September 30, 2022 was $504 million. Revenue recognized for the year ended September 30, 2022 that was included in the contract liability balance on October 1, 2021 was $422 million.
Remaining Performance Obligations
The Company’s remaining performance obligations as of September 29, 2023 represent a measure of the total dollar value of work to be performed on contracts awarded and in progress. The Company had approximately $18.7 billion in remaining performance obligations as of September 29, 2023. The Company expects to recognize 53% of our remaining performance obligations within the next twelve months and the remaining 47% thereafter. The majority of the remaining performance obligations after the first twelve months are expected to be recognized over a four-year period.
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
4.Earnings Per Share and Certain Related Information
Basic and Diluted Earnings Per Share

JACOBS SOLUTIONS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
Basic and diluted earnings per share (“EPS”) are computed using the two-class method, which is an earnings allocation method that determines EPS for common shares and participating securities. The undistributed earnings are allocated between common shares and participating securities as if all earnings had been distributed during the period. Participating securities and common shares have equal rights to undistributed earnings. Net earnings used for the purpose of determining basic and diluted EPS is determined by taking net earnings, less earnings available to participating securities and the preferred redeemable noncontrolling interests redemption value adjustments associated with the PA Consulting transaction in fiscal 2021 and in fiscal 2023.
The following table reconciles the denominator used to compute basic EPS to the denominator used to compute diluted EPS for the years ended September 29, 2023, September 30, 2022 and October 1, 2021 (in thousands):

	For the Years Ended
	September 29, 2023	September 30, 2022	October 1, 2021
Numerator for Basic and Diluted EPS:
Net earnings attributable to Jacobs from continuing operations	$666,619	$644,071	$467,022
Preferred Redeemable Noncontrolling interests redemption value adjustment (See Note 14- PA Consulting Business Combination)	8,340	—	(57,307)
Net earnings from continuing operations allocated to common stock for EPS calculation	$674,959	$644,071	$409,715

Net (loss) earnings from discontinued operations allocated to common stock for EPS calculation	$(842)	$(32)	$10,008

Net earnings allocated to common stock for EPS calculation	$674,117	$644,039	$419,723

Denominator for Basic and Diluted EPS:

Shares used for calculating basic EPS attributable to common stock	126,607	128,665	130,194

Effect of dilutive securities:
Stock compensation plans	607	780	1,080
Shares used for calculating diluted EPS attributable to common stock	127,214	129,445	131,274

Net Earnings Per Share:
Basic Net Earnings from Continuing Operations Per Share	$5.33	$5.01	$3.15
Basic Net (Loss) Earnings from Discontinued Operations Per Share	$(0.01)	$—	$0.08
Basic Earnings Per Share:	$5.32	$5.01	$3.22
Diluted Net Earnings from Continuing Operations Per Share	$5.31	$4.98	$3.12
Diluted Net (Loss) Earnings from Discontinued Operations Per Share	$(0.01)	$—	$0.08
Diluted Earnings Per Share:	$5.30	$4.98	$3.20
Note: Earnings per share amounts may not add due to rounding

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
The following table summarizes repurchase activity under the 2020 Repurchase Authorization during fiscal 2023 through expiration during the second fiscal quarter of 2023:

Amount Authorized (2020 Repurchase Authorization)	Average Price Per Share (1)	Shares Repurchased	Total Shares Retired
$1,000,000,000	$113.56	1,237,688	1,237,688
(1)Includes commissions paid and excise tax due under the Inflation Reduction Act of 2022 and calculated at the average price per share.

The following table summarizes the activity under the 2023 Repurchase Authorization during fiscal 2023:

Amount Authorized (2023 Repurchase Authorization)	Average Price Per Share (1)	Shares Repurchased	Total Shares Retired
$1,000,000,000	$115.04	1,088,012	1,088,012
(1)Includes commissions paid and excise tax due under the Inflation Reduction Act of 2022 and calculated at the average price per share.
As of September 29, 2023, the Company has $874.8 million remaining under the 2023 Repurchase Authorization.
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
Dividends
On September 28, 2023, the Company’s Board of Directors declared a quarterly dividend of $0.26 per share of the Company’s common stock, which was paid on November 9, 2023, to shareholders of record on the close of business on October 27, 2023. Future dividend declarations are subject to review and approval by the Company’s Board of Directors.
Dividends paid through September 29, 2023 and the preceding fiscal year are as follows:

JACOBS SOLUTIONS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Declaration Date	Record Date	Payment Date	Cash Amount (per share)
July 6, 2023	July 28, 2023	August 25, 2023	$0.26
April 27, 2023	May 26, 2023	June 23, 2023	$0.26
January 25, 2023	February 24, 2023	March 24, 2023	$0.26
September 15, 2022	September 30, 2022	October 28, 2022	$0.23
July 13, 2022	July 29, 2022	August 26, 2022	$0.23
April 28, 2022	May 27, 2022	June 24, 2022	$0.23
January 26, 2022	February 25, 2022	March 25, 2022	$0.23

5.Goodwill and Intangibles
As a result of the formation of our new Divergent Solutions operating segment beginning in the first quarter of fiscal 2023, the historical carrying value of a portion of goodwill has been reallocated to this segment based on a relative fair value basis. The carrying value of goodwill associated with continuing operations and appearing in the accompanying Consolidated Balance Sheets September 29, 2023 and September 30, 2022 was as follows (in thousands):

	Critical Mission Solutions	People & Places Solutions	Divergent Solutions	PA Consulting	Total
Balance September 30, 2022	$2,251,724	$3,196,796	$576,986	$1,159,152	$7,184,658
Acquired	—	—	—	11,956	11,956
Post-Acquisition Adjustments	—	(138)	—	877	739
Foreign currency translation and other	(6,739)	11,535	18,726	122,651	146,173
Balance September 29, 2023	$2,244,985	$3,208,193	$595,712	$1,294,636	$7,343,526
The following table provides certain information related to the Company’s acquired intangibles in the accompanying Consolidated Balance Sheets for the year ended September 29, 2023 (in thousands):

	Customer Relationships, Contracts and Backlog	Developed Technology	Trade Names	Total
Balances, September 30, 2022	$1,136,438	$88,931	$168,683	$1,394,052
Amortization	(177,821)	(15,695)	(10,390)	(203,906)
Acquired	5,537	—	—	5,537
Post Acquisition Adjustments	(1,409)	—	—	(1,409)
Foreign currency translation and other	59,656	1,555	16,458	77,669
Balances, September 29, 2023	$1,022,401	$74,791	$174,751	$1,271,943
Weighted Average Amortization Period (years)	7	6	17	8
The weighted average amortization period includes the effects of foreign currency translation.
The following table presents estimated amortization expense of intangible assets for fiscal 2024 and for the succeeding years.

JACOBS SOLUTIONS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Fiscal Year	(in millions)
2024	$203.3
2025	202.7
2026	180.1
2027	148.7
2028	140.8
Thereafter	396.3
Total	$1,271.9
6.Other Financial Information
Receivables and contract assets
The following table presents the components of receivables and contract assets appearing in the accompanying Consolidated Balance Sheets at September 29, 2023 and September 30, 2022 as well as certain other related information (in thousands):

	September 29, 2023	September 30, 2022
Components of receivables:
Amounts billed, net	$1,457,333	$1,400,088
Unbilled receivables and other	1,442,486	1,523,249
Contract assets	658,987	482,044
Total receivables and contract assets, net	$3,558,806	$3,405,381
Other information about receivables:
Amounts due from the United States federal government included above, net of contract liabilities	$802,566	$749,323
Property, Equipment and Improvements, Net
The following table presents the components of our property, equipment and improvements, net at September 29, 2023 and September 30, 2022 (in thousands):

	September 29, 2023	September 30, 2022
Land	$477	$478
Buildings	62,380	46,244
Equipment	719,167	643,805
Leasehold improvements	190,257	179,187
Construction in progress	28,355	34,880
	1,000,636	904,594
Accumulated depreciation and amortization	(643,604)	(557,918)
	$357,032	$346,676

JACOBS SOLUTIONS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
The following table presents our property, equipment and improvements, net by geographic area for the years ended September 29, 2023 and September 30, 2022 (in thousands):

	For the Years Ended
	September 29, 2023	September 30, 2022
Property, equipment and improvements, net:
United States	$203,358	$226,639
Europe	108,587	87,331
Canada	4,812	5,210
Asia	3,775	2,578
India	12,583	9,659
Australia and New Zealand	15,406	13,211
Middle East and Africa	8,511	2,048
Total	$357,032	$346,676
See discussion in Note 10- Leases, regarding impairments recorded in the years ended September 29, 2023 and September 30, 2022 relating to the Company's real estate lease portfolio and related property, equipment and improvements, net.
Accrued Liabilities
The following table presents the components of accrued liabilities shown in the accompanying Consolidated Balance Sheets at September 29, 2023 and September 30, 2022 (in thousands):

	September 29, 2023	September 30, 2022
Accrued payroll and related liabilities	$842,815	$947,547
Project-related accruals	27,814	28,178
Non project-related accruals and other	222,938	279,062
Insurance liabilities	63,536	63,183
Sales and other similar taxes	110,199	93,500
Dividends payable	34,342	30,292
Total	$1,301,644	$1,441,762

JACOBS SOLUTIONS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
Accumulated Other Comprehensive Income (Loss)
The following table presents the Company's roll forward of accumulated income (loss) after-tax for the years ended September 29, 2023 and September 30, 2022 (in thousands):

	Change in Pension and Retiree Medical Plan Liabilities	Foreign Currency Translation Adjustment (1)	Gain/(Loss) on Cash Flow Hedges (2)	Total
Balance at October 1, 2021	$(394,561)	$(407,240)	$7,359	$(794,442)
Other comprehensive income (loss)	87,034	(378,800)	108,555	(183,211)
Reclassifications from other comprehensive income (loss)	132	—	2,391	2,523
Balance at September 30, 2022	$(307,395)	$(786,040)	$118,305	$(975,130)
Other comprehensive income (loss)	(18,485)	150,103	15,006	146,624
Reclassifications from other comprehensive income (loss)	188	—	(29,636)	(29,448)
Balance at September 29, 2023	$(325,692)	$(635,937)	$103,675	$(857,954)
(1)Included in the overall foreign currency translation adjustment for the years ended September 29, 2023 and September 30, 2022 is $(67.5) million and $144.3 million, respectively, in unrealized gains (losses) on long-term foreign currency denominated intercompany loans not anticipated to be settled in the foreseeable future.
(2)Included in the Company’s cumulative net unrealized gains from interest rate swaps recorded in accumulated other comprehensive income as of September 29, 2023 were approximately $22.6 million in unrealized gains, net of taxes, which are expected to be realized in earnings during the twelve months subsequent to September 29, 2023.
7.Income Taxes
The following table presents the components of our consolidated income taxes for continuing operations for years ended September 29, 2023, September 30, 2022 and October 1, 2021 (in thousands):

	For the Years Ended
	September 29, 2023	September 30, 2022	October 1, 2021
Current income tax (benefit) expense from continuing operations:
Federal	$70,895	$(35,291)	$91,313
State	31,046	4,526	30,886
Foreign	171,055	79,822	38,959
Total current tax expense from continuing operations	272,996	49,057	161,158
Deferred income tax expense (benefit) from continuing operations:
Federal	(29,748)	56,526	35,109
State	2,448	17,178	21,826
Foreign	(49,515)	38,142	56,688
Total deferred tax expense from continuing operations	(76,815)	111,846	113,623
Consolidated income tax expense from continuing operations	$196,181	$160,903	$274,781
Deferred taxes reflect the tax effects of temporary differences between the amounts recorded as assets and liabilities for financial reporting purposes and the comparable amounts recorded for income tax purposes. Deferred tax assets and liabilities are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.
The following table presents the components of our net deferred tax (liabilities) assets at September 29, 2023 and September 30, 2022 (in thousands):

JACOBS SOLUTIONS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	September 29, 2023	September 30, 2022
Deferred tax assets:
Other employee benefit plans	$136,648	$138,897
Net operating losses	269,412	132,999
Foreign tax credit	68,874	83,697
Lease liability	126,893	138,635
Unrealized foreign exchange loss	32,090	46,005
Other	16,996	11,831
Valuation allowance	(200,389)	(113,483)
Gross deferred tax assets	450,524	438,581
Deferred tax liabilities:
Depreciation and amortization	(394,332)	(431,946)
Lease right of use asset	(62,640)	(71,658)
Partnership investment	(61,614)	(52,787)
Hedge investments	(34,045)	(38,994)
Unrealized foreign exchange gain	(31,205)	(45,754)
Other	(34,715)	(35,039)
Gross deferred tax liabilities	(618,551)	(676,178)
Net deferred tax liabilities	$(168,027)	$(237,597)

Certain amounts have been reclassified to conform to current year presentation.
A valuation allowance is recorded to reduce deferred tax assets to the amount that is more likely than not to be realized based on an assessment of positive and negative evidence, including estimates of future taxable income necessary to realize future deductible amounts. The valuation allowance was $200.4 million at September 29, 2023 and $113.5 million at September 30, 2022. This $86.9 million change in the valuation allowance is attributable primarily to the recording of a $110.0 million valuation allowance against a net operating loss incurred in Australia as a result of the Legacy CH2M Matter settlement offset by the recording of a net operating loss deferred tax asset, a $14.7 million valuation allowance release due to the change in the realizability of foreign tax credits, and a decrease of $8.4 million related to various other items
At September 29, 2023 and September 30, 2022, the domestic and international net operating loss (NOL) carryforwards totaled $964.5 million and $491.3 million, resulting in an NOL deferred tax asset of $269.4 million and $133.0 million, respectively. The Company's net operating losses have various expiration periods between 2024 and indefinite periods. At September 29, 2023, the Company has foreign tax credit carryforwards of $68.9 million, which has a partial valuation allowance of $32.2 million with $29.1 million expected to expire in 2024 and the remaining by 2033.
The following table presents the income tax benefits from continuing operations realized from the exercise of non-qualified stock options and disqualifying dispositions of stock sold under our employee stock purchase plans for the years ended September 29, 2023, September 30, 2022 and October 1, 2021 (in millions):

For the Years Ended
September 29, 2023	September 30, 2022	October 1, 2021
$3.9	$2.2	$9.9

JACOBS SOLUTIONS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
The following table reconciles total income tax expense from continuing operations using the statutory U.S. federal income tax rate to the consolidated income tax expense for continuing operations shown in the accompanying Consolidated Statements of Earnings for the years ended September 29, 2023, September 30, 2022 and October 1, 2021 (dollars in thousands):

	For the Years Ended
	September 29, 2023	%	September 30, 2022	%	October 1, 2021	%
Statutory amount	$192,503	21.0%	$184,033	21.0%	$146,078	21.0%
State taxes, net of the federal benefit	23,901	2.6%	19,316	2.2%	14,564	2.1%
Exclusion of tax on non-controlling interests	(6,578)	(0.7)%	(7,533)	(0.9)%	(7,999)	(1.1)%
Foreign:
Difference in tax rates of foreign operations	7,166	0.8%	(2,516)	(0.3)%	3,684	0.5%
Expense/(benefit) from foreign valuation allowance change	(1,305)	(0.1)%	2,982	0.3%	2,148	0.3%
Nondeductible compensation	—	—%	—	—%	48,727	7.0%
U.S. tax cost (benefit) of foreign operations	78,216	8.5%	48,843	5.6%	35,228	5.1%
Tax differential on foreign earnings	84,077	9.2%	49,309	5.6%	89,787	12.9%
Foreign tax credits	(46,530)	(5.1)%	(33,734)	(3.8)%	(25,230)	(3.6)%
Tax Rate Change	(9,913)	(1.1)%	3,210	0.4%	25,588	3.7%
Valuation allowance	(7,169)	(0.8)%	(59,121)	(6.7)%	38,928	5.6%
Uncertain tax positions	(38,844)	(4.2)%	(1,439)	(0.2)%	978	0.1%
Other items:
Energy efficient commercial buildings deduction	736	0.1%	(2,681)	(0.3)%	(3,760)	(0.5)%
Disallowed officer compensation	7,081	0.8%	6,034	0.7%	6,689	1.0%
Stock compensation	(3,896)	(0.4)%	(2,168)	(0.2)%	(9,946)	(1.4)%
Other items – net	813	0.1%	5,677	0.6%	(896)	(0.1)%
Total other items	4,734	0.5%	6,862	0.8%	(7,913)	(1.1)%
Taxes on income from continuing operations	$196,181	21.4%	$160,903	18.4%	$274,781	39.5%
The following table presents income tax payments, net made during the years ended September 29, 2023, September 30, 2022 and October 1, 2021 (in millions):

September 29, 2023	September 30, 2022	October 1, 2021
$204.2	$113.9	$75.6
The following table presents the components of our consolidated earnings from continuing operations before taxes for the years ended September 29, 2023, September 30, 2022 and October 1, 2021 (in thousands):

	For the Years Ended
	September 29, 2023	September 30, 2022	October 1, 2021
United States earnings	$388,999	$415,673	$634,820
Foreign earnings	527,680	460,674	60,782
	$916,679	$876,347	$695,602

We do not record a deferred tax liability for unremitted earnings of our foreign subsidiaries to the extent that the earnings meet the indefinite reversal criteria. This criteria is met if the foreign subsidiary has invested, or will invest, the earnings indefinitely. The decision as to the amount of unremitted earnings that we intend to maintain in non-U.S. subsidiaries considers items including, but not limited to, forecasts and budgets of financial needs of cash for working capital, liquidity plans, and expected cash requirements in the U.S. As of September 29, 2023, we had not recognized a deferred tax liability on approximately $179.5 million of undistributed earnings for certain foreign subsidiaries, because these earnings are intended to be indefinitely reinvested. If such earnings were distributed, some countries may impose

JACOBS SOLUTIONS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
additional taxes. The unrecognized deferred tax liability (the amount payable if distributed) is approximately $13.7 million.

The Company has various long-term foreign currency denominated intercompany loans not anticipated to be settled in the foreseeable future. Due to the long-term nature of the loan, the foreign currency gains (losses) resulting from re-measurement are generally recognized as a component of accumulated other comprehensive income (loss). Deferred taxes are not provided on the unrealized gains of approximately $104.7 million because the intercompany loans and the related gains (losses) on the loans denominated in the functional currencies of the subsidiaries are viewed as a part of the Company’s net investment in the subsidiaries and are considered to be indefinitely reinvested by the Company. The unrecognized deferred taxes are approximately $25.7 million as of September 29, 2023.

The Company accounts for unrecognized tax benefits in accordance with ASC Topic 740, Income Taxes. It accounts for interest and penalties on unrecognized tax benefits as interest and penalties reported above the line (i.e., not as part of income tax expense). The Company’s liability for gross unrecognized tax benefits was $33.5 million and $81.9 million at September 29, 2023 and September 30, 2022, respectively, after ASU 2013-11 netting of $5.3 million and $7.0 million, respectively. The main driver of the current year decrease relates to $51.4 million of uncertain tax positions in the U.S. that were effectively settled, which includes a $7.2 million temporary item with no rate impact. At September 29, 2023 and September 30, 2022, if recognized, $33.6 million and $73.5 million, respectively, would affect the Company’s consolidated effective income tax rate. The Company had $37.8 million and $43.5 million in accrued interest and penalties at September 29, 2023 and September 30, 2022, respectively. The Company estimates that, within twelve months, we may realize a decrease in our uncertain tax positions of approximately $11.1 million as a result of concluding various tax audits and closing tax years.
In the normal course of business, the Company is subject to examination by taxing authorities worldwide, including such major jurisdictions as U.S., Australia, and the U.K. As of September 29, 2023, the Company’s FY 2019 through 2022 consolidated U.S. Federal income tax returns and the CH2M Hill Companies Ltd. FY 2009 through 2012 consolidated U.S. Federal income tax returns remain subject to examination. In Australia and the U.K., the consolidated federal tax returns for years 2018 through 2022 are subject to audit by the appropriate taxing authorities. Although the Company believes the reserves established for the tax positions are reasonable, the outcome of tax audits could be materially different, both favorably and unfavorably.
The following table presents the reconciliation of the beginning and ending amount of unrecognized tax benefits, with StreetLight and PA Consulting related impacts added for the years ended September 29, 2023, September 30, 2022 and October 1, 2021 (in thousands):

	For the Years Ended
	September 29, 2023	September 30, 2022	October 1, 2021
Balance, beginning of year	$88,893	$113,633	$102,484
Acquisitions/Divestitures	—	192	7,639
Additions based on tax positions related to the current year	1,190	1,136	7,088
Additions for tax positions of prior years	2,537	1,207	1,711
Reductions for tax positions of prior years	(53,854)	(3,672)	(4,851)
Settlement	—	(23,603)	(438)
Balance, end of year	$38,766	$88,893	$113,633

As further discussed in Note 14, PA Consulting Business Combination and Note 15, Other Business Combinations, the Company has made several acquisitions and a strategic investment, all of which were accounted for as stock purchases and the tax attributes of the net assets acquired were carried over, with the exception of Buffalo Group, which was treated as an asset acquisition and the net assets were stepped up to fair value.

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

	September 29, 2023	September 30, 2022
Current assets	$424.2	$353.9
Non-Current assets	—	—
Total assets	$424.2	$353.9
Current liabilities	$279.8	$228.1
Total liabilities	$279.8	$228.1

	For the Years Ended
	September 29, 2023	September 30, 2022	October 1, 2021
Revenue	$1,431.7	$1,253.8	$1,037.3
Direct cost of contracts	(1,106.5)	(985.5)	(910.1)
Gross profit	325.2	268.3	127.2
Net earnings	$87.3	$92.3	$84.3
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
For the proportionate consolidated VIEs, the carrying value of assets and liabilities was $132.0 million and $128.9 million as of September 29, 2023, respectively, and $109.3 million and $129.2 million as of September 30, 2022, respectively. For those joint ventures accounted for under the equity method, the Company's investment balances for the joint venture is included in other noncurrent assets: miscellaneous on the balance sheet and the Company’s pro rata share of net income is included in revenue. In limited cases, there are basis differences between the equity in the joint venture and Jacobs' investment created when Jacobs purchased their share of the joint venture. These basis differences are amortized based on an internal allocation to underlying net assets, excluding allocations to goodwill. Our investments in equity method joint ventures on the Consolidated Balance Sheets as of September 29, 2023 and September 30, 2022 were a net asset of $49.6 million and $56.6 million, respectively. During the years ended September 29, 2023, September 30, 2022, and October 1, 2021, we recognized income from equity method joint ventures of $33.6 million, $36.5 million, and $60.9 million, respectively.
Accounts receivable from unconsolidated joint ventures accounted for under the equity method is $16.1 million and $21.1 million as of September 29, 2023 and September 30, 2022, respectively.
During the fiscal year ended October 1, 2021, the Company recorded other-than-temporary impairment charges on its equity method investment in AWE Management Ltd ("AWE"), in the amount of $38.5 million, which were included in miscellaneous income (expense), net in the consolidated statement of earnings. During fiscal year 2022, the contractual operating arrangement with UK Ministry of Defence ("MoD") was terminated which has resulted in the wind down and full impairment of the AWE Joint Venture with immaterial activity expected going forward.
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

JACOBS SOLUTIONS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
9.Borrowings
The following table presents certain information regarding the Company’s long-term debt at September 29, 2023 and September 30, 2022 (dollars in thousands):

	Interest Rate	Maturity	September 29, 2023	September 30, 2022
Revolving Credit Facility	Benchmark + applicable margin (1) (2)	February 2028	$10,000	$1,105,294
2021 Term Loan Facility - USD Portion	Benchmark + applicable margin (1) (3)	February 2026	120,000	200,000
2021 Term Loan Facility - GBP Portion	Benchmark + applicable margin (1) (3)	September 2025	794,170	723,580
2020 Term Loan Facility	Benchmark + applicable margin (1) (4)	March 2025 (7)	854,246	882,263
Fixed-rate:
5.9% Bonds, due 2033	5.9% (5)	March 2033	500,000	—
6.35% Bonds, due 2028	6.35%	August 2028	600,000	—

Senior Notes, Series A	4.27%	May 2025 (6)	—	190,000
Senior Notes, Series B	4.42%	May 2028 (6)	—	180,000
Senior Notes, Series C	4.52%	May 2030 (6)	—	130,000
Less: Current Portion (7)			(51,773)	(50,415)
Less: Deferred Financing Fees			(13,172)	(3,466)
Total Long-term debt, net			$2,813,471	$3,357,256
(1)During the year ended September 29, 2023, the aggregate principal amounts denominated in U.S. dollars under the Revolving Credit Facility, the 2021 Term loan facility and the 2020 Term Loan Facility (each as defined below) transitioned from underlying LIBOR benchmarked rates to the Term Secured Overnight Financing Rate ("SOFR"). During fiscal 2022, the aggregate principal amounts denominated in British pounds under the Revolving Credit Facility, 2021 Term Loan Facility and 2020 Term Loan Facility transitioned from underlying LIBOR benchmarked rates to Sterling Overnight Index Average ("SONIA") rates.
(2)Depending on the Company’s Consolidated Leverage Ratio or Debt Rating (each as defined in the credit agreement governing the Revolving Credit Facility (defined below)), U.S. dollar denominated borrowings under the Revolving Credit Facility bear interest at either a SOFR rate plus a margin of between 0.975% and 1.725% or a base rate plus a margin of between 0% and 0.625%.The applicable SOFR rates or LIBOR rate for the prior fiscal year end, including applicable margins, at September 29, 2023 and September 30, 2022 were approximately 8.75% and 4.08%. Borrowings denominated in British pounds bear interest at an adjusted SONIA rate plus a margin of between 0.908% and 1.6580%. There were no amounts drawn in British pounds as of September 29, 2023.
(3)Depending on the Company’s Consolidated Leverage Ratio or Debt Rating (each as defined in the credit agreement governing the 2021 Term Loan Facility (defined below)), U.S. dollar denominated borrowings under the 2021 Term Loan Facility bear interest at either a SOFR rate plus a margin of between 0.975% and 1.725% or a base rate plus a margin of between0% and 0.625%. The applicable SOFR or LIBOR rate for the prior fiscal year end, including applicable margins for borrowings denominated in US Dollars at September 29, 2023 and September 30, 2022, was approximately 6.68% and 4.06%. Borrowings denominated in British pounds bear interest at an adjusted SONIA rate plus a margin of between 0.908% and 1.6580%, which was approximately 6.47% and 3.60% at September 29, 2023 and September 30, 2022, respectively.
(4)Depending on the Company’s Consolidated Leverage Ratio or Debt Rating (each as defined in the credit agreement governing the 2020 Term Loan Facility), U.S. dollar denominated borrowings under the 2020 Term Loan Facility bear interest at either a SOFR rate plus a margin of between 0.975% and 1.725% or a base rate plus a margin of between 0% and 0.625%. The applicable SOFR or LIBOR rate for the prior fiscal year end, including applicable margins for borrowings denominated in US Dollars at September 29, 2023 and September 30, 2022 were approximately 6.68% and 4.49%. Borrowings denominated in British pounds bear interest at an adjusted SONIA rate plus a margin between 0.908% and 1.6580%, which was approximately 6.47% and 3.60% at September 29, 2023 and September 30, 2022, respectively.
(5)From and including September 1, 2028 (the “First Step Up Date”), the interest rate payable on the 5.90% Bonds (as defined below) will be increased by an additional 12.5 basis points to 6.025% per annum (the “First Step Up Interest Rate”) unless the Company notifies the Trustee (as defined below) on or before the date that is 15 days prior to the First Step Up Date that the Percentage of Gender Diversity Performance Target (as defined in the First Supplemental Indenture (as defined below)) has been satisfied and receives a related assurance letter verifying such compliance. From and including September 1, 2030 (the “Second Step Up Date”), the interest rate payable on the 5.90% Bonds will be increased by 12.5 basis points to (x) 6.150% per annum if the First Step Up Interest Rate was in effect immediately prior to the Second Step Up Date or (y) 6.025% per annum if the initial interest rate was in effect immediately prior to the Second Step Up Date, unless the Company notifies the Trustee on or before the date that is 15 days prior to the Second Step Up Date that the GHG Emissions Performance Target (as defined in the First Supplemental Indenture) has been satisfied and receives a related assurance letter verifying such compliance.
(6)All amounts due under the Note Purchase Agreement pursuant to which the Senior Notes (each as defined below) were issued were repaid in the first fiscal quarter of 2023.

JACOBS SOLUTIONS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(7)The current portion of long-term debt is comprised of the 2020 Term Loan quarterly principal repayments of 1.25%, or $9.125 million and £3.125 million, of the aggregate initial principal amount borrowed.
Revolving Credit Facility and Term Loans
The Company and certain of its subsidiaries maintain a sustainability-linked $2.25 billion unsecured revolving credit facility (the “Revolving Credit Facility”) established under a third amended and restated credit agreement, dated February 6, 2023 (the "Revolving Credit Agreement"), among Jacobs and certain of its subsidiaries as borrowers and a syndicate of U.S. and international banks and financial institutions. The credit extensions under the Revolving Credit Facility can be funded in U.S dollars, British Sterling, Euros, Canadian dollars, Australian dollars, Swedish Krona, Singapore dollars and other agreed upon alternative currencies. The Revolving Credit Agreement also provides for a financial letter of credit sub facility of $400.0 million, permits performance letters of credit, and provides for a $100.0 million sub facility for swing line loans. Letters of credit are subject to fees based on the Company’s Consolidated Leverage Ratio and Debt Rating, whichever is more favorable to the Company.
The Revolving Credit Agreement amended and restated the second amended restated credit agreement dated March 27, 2019, by and among JEGI and certain of its subsidiaries and a syndicate of banks and financial institutions, in order to, among other things, (a) extend the maturity date of the Revolving Credit Facility to February 6, 2028, (b) replace and adjust interest rates based on market conditions and incorporate a sustainability-linked pricing adjustment, (c) revise the commitment fee on the unused portion of the facility to a range of 0.10% to 0.25% depending on the higher of the pricing level associated with JEGI's Debt Rating or the Consolidated Leverage Ratio, (d) increase the Consolidated Leverage Ratio financial covenant to 3.50:1.00 (subject to temporary increases to 4.00:1.00 following the closing of certain material acquisitions), (e) eliminate the net worth financial covenant and (f) add the Company as a guarantor of the obligations of JEGI and its subsidiaries under the Revolving Credit Agreement.
The Company and JEGI maintain an unsecured delayed draft term loan facility (the “2021 Term Loan Facility”) established under an amended and restated term loan agreement dated February 6, 2023 (the "Amended and Restated Term Loan Agreement"), by and among the Company and JEGI and a syndicate of banks and financial institutions. JEGI borrowed $200.0 million and £650.0 million of term loans under the 2021 Term Loan Facility and the proceeds of such term loans were used primarily to fund JEGI's investment in PA Consulting. The Amended and Restated Term Loan Agreement amends and restates the term loan agreement dated January 15, 2021, by and among JEGI and a syndicate of U.S. banks and financial institutions to, among other things: (a) extend the maturity date of the U.S. dollar term loan to February 6, 2026 and the British sterling term loan to September 1, 2025, (b) replace and adjust interest rates based on market conditions and incorporate a sustainability-linked pricing adjustment, (c) increase the Consolidated Leverage Ratio financial covenant to 3.50:1.00 (subject to temporary increases to 4.00:1.00 following the closing of certain material acquisitions), (d) eliminate the net worth financial covenant, and (e) add Jacobs as a guarantor of the obligations of JEGI under the Amended and Restated Term Loan Agreement.
During the fourth quarter of fiscal 2023, the Company repaid $80.0 million of the USD portion of the 2021 Term Loan Facility.
On March 25, 2020, JEGI and Jacobs U.K., a wholly owned subsidiary of JEGI, entered into a term loan agreement (the "2020 Term Loan Agreement") with a syndicate of banks and financial institutions, which provides for an unsecured term loan facility (the “2020 Term Loan Facility”). Under the 2020 Term Loan Facility, JEGI borrowed an aggregate principal amount of $730.0 million and Jacobs U.K. borrowed an aggregate principal amount of £250.0 million. The proceeds of the term loans were used to repay an existing term loan with a maturity date of June 2020 and for general corporate purposes. On February 6, 2023, the 2020 Term Loan Agreement was amended to, among other things: (a) replace and adjust interest rates based on market conditions and incorporate a sustainability-linked pricing adjustment, (b) increase the Consolidated Leverage Ratio financial covenant to 3.50:1.00 (subject to temporary increases to 4.00:1.00 following the closing of certain material acquisitions), (c) eliminate the net worth financial covenant, and (d) add Jacobs as a guarantor of the obligations of JEGI and Jacobs U.K.
The 2020 Term Loan Facility and the 2021 Term Loan Facility are together referred to as the "Term Loan Facilities".
In the fourth quarter of fiscal 2022, the Revolving Credit Facility and Term Loan Facilities were amended to permit the Holding Company Reorganization.

JACOBS SOLUTIONS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
We were in compliance with the covenants under the Revolving Credit Facility and Term Loan Facilities at September 29, 2023.
5.90% Bonds, due 2033
On February 16, 2023, JEGI completed an offering of $500 million aggregate principal amount of 5.90% Bonds due 2033 (the “5.90% Bonds”). The 5.90% Bonds are fully and unconditionally guaranteed by the Company (the “Guarantee”). The 5.90% Bonds and the Guarantee were offered pursuant to a prospectus supplement, dated February 13, 2023, to the prospectus dated February 6, 2023, that forms a part of the Company's and JEGI’s automatic shelf registration statement on Form S-3ASR previously filed with the Securities and Exchange Commission, and were issued pursuant to an Indenture, dated as of February 16, 2023, between JEGI, as issuer, the Company, as guarantor, and U.S. Bank Trust Company, National Association, as trustee (the “Trustee”), as amended and supplemented by the First Supplemental Indenture, dated as of February 16, 2023 (the “First Supplemental Indenture”). Interest on the 5.90% Bonds is payable semi-annually in arrears on each March 1 and September 1, commencing on September 1, 2023, until maturity. The 5.90% Bonds bear interest at 5.9% per annum, subject to adjustments as discussed in note (5) to the table above.
Prior to December 1, 2032 (the “5.90% Bonds Par Call Date”), JEGI may redeem the 5.90% Bonds at its option, in whole or in part, at any time and from time to time, at the redemption price calculated by JEGI (expressed as a percentage of principal amount and rounded to three decimal places) equal to the greater of: (1) (a) the sum of the present values of the remaining scheduled payments of principal and interest on the 5.90% Bonds being redeemed, assuming that such 5.90% Bonds matured on the 5.90% Bonds Par Call Date, discounted to the redemption date on a semiannual basis (assuming a 360-day year of twelve 30-day months), at the Treasury Rate (as defined in the First Supplemental Indenture) plus 35 basis points, less (b) interest accrued to the redemption date, and (2) 100% of the principal amount of such 5.90% Bonds to be redeemed, plus, in either case, accrued and unpaid interest on the 5.90% Bonds, if any, to, but excluding, the redemption date. At any time and from time to time on or after the 5.90% Bonds Par Call Date, JEGI may redeem the 5.90% Bonds, at its option, in whole or in part, at a redemption price equal to 100% of the principal amount of the 5.90% Bonds to be redeemed, plus accrued and unpaid interest thereon, if any, up to, but excluding, the redemption date.
6.35% Bonds, due 2028
On August 18, 2023, JEGI completed an offering of $600 million aggregate principal amount of 6.35% Bonds due 2028 (the “6.35% Bonds”). The 6.35% Bonds are fully and unconditionally guaranteed by the Company (the “Guarantee”). The 6.35% Bonds and the Guarantee were offered pursuant to a prospectus supplement, dated August 15, 2023, to the prospectus dated February 6, 2023, that forms a part of the Company and JEGI’s automatic shelf registration statement on Form S-3ASR previously filed with the Securities and Exchange Commission, and were issued pursuant to an Indenture, dated as of February 16, 2023, between JEGI, as issuer, the Company, as guarantor, and the Trustee, as amended and supplemented by the Second Supplemental Indenture, dated as of August 18, 2023 (the “Second Supplemental Indenture”). Interest on the 6.35% Bonds is payable semi-annually in arrears on each February 18 and August 18, commencing on February 18, 2024, until maturity. The Notes will bear interest at a rate of 6.35% per annum and will mature on August 18, 2028. The 6.35% Bonds bear interest at 6.35% per annum.
Prior to July 18, 2028 (the “6.35% Bonds Par Call Date”), JEGI may redeem the Notes at its option, in whole or in part, at any time and from time to time, at the redemption price calculated by JEGI (expressed as a percentage of principal amount and rounded to three decimal places) equal to the greater of: (1) (a) the sum of the present values of the remaining scheduled payments of principal and interest on the 6.35% Bonds being redeemed, assuming that such 6.35% Bonds matured on the 6.35% Bonds Par Call Date, discounted to the redemption date on a semiannual basis (assuming a 360-day year of twelve 30-day months), at the Treasury Rate (as defined in the Second Supplemental Indenture) plus 30 basis points, less (b) interest accrued to the redemption date, and (2) 100% of the principal amount of such 6.35% Bonds to be redeemed, plus, in either case, accrued and unpaid interest on the 6.35% Bonds, if any, to, but excluding, the redemption date. At any time and from time to time on or after the 6.35% Bonds Par Call Date, JEGI may redeem the 6.35% Bonds, at its option, in whole or in part, at a redemption price equal to 100% of the principal amount of the 6.35% Bonds to be redeemed, plus accrued and unpaid interest thereon, if any, to, but excluding, the redemption date.
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
We believe the carrying value of the Revolving Credit Facility, the Term Loan Facilities and other debt approximates fair value based on the interest rates and scheduled maturities applicable to the outstanding borrowings. At September 29, 2023, the fair value of the 5.9% Bonds and the 6.35% Bonds is estimated to be $475.7 million and $598.4 million, respectively, based on Level 2 inputs. The fair value is determined by discounting future cash flows using interest rates available for issuances with similar terms and average maturities.
Other Arrangements
The Company has issued $0.9 million in letters of credit under the Revolving Credit Facility, leaving $2.24 billion of available borrowing capacity under the Revolving Credit Facility at September 29, 2023. In addition, the Company had issued $321.1 million under separate, committed and uncommitted letter-of-credit facilities for total issued letters of credit of $322.0 million at September 29, 2023.
During fiscal 2022, the Company entered into two treasury lock agreements with an aggregate notional value of $500.0 million to manage its expected interest rate exposure in anticipation of issuing up to $500 million of fixed rate debt. On February 13, 2023 and with the issuance of the 5.90% Bonds, the Company settled these treasury lock agreements. See Note 17- Commitments and Contingencies and Derivative Financial Instruments for more discussion around this transaction.
During fiscal 2020, the Company entered into interest rate and cross currency derivative contracts to swap a portion of our variable rate debt to fixed rate debt. See Note 17 - Commitments and Contingencies and Derivative Financial Instruments for discussion regarding the Company's derivative instruments.
The following table presents the amount of interest paid by the Company during September 29, 2023, September 30, 2022 and October 1, 2021 (in thousands):

For the Years Ended
September 29, 2023	September 30, 2022	October 1, 2021
$207,604	$88,031	$54,860
10.Leases
The components of lease expense (reflected in selling, general and administrative expenses) for the years ended September 29, 2023, September 30, 2022 and October 1, 2021 were as follows (in thousands):

	September 29, 2023	September 30, 2022	October 1, 2021
Lease cost
Operating lease cost	$141,116	$151,134	$160,026
Variable lease cost	37,375	36,631	31,727
Sublease income	(17,972)	(15,207)	(12,359)
Total lease cost	$160,519	$172,558	$179,394

JACOBS SOLUTIONS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
Supplemental information related to the Company's leases for the years ended September 29, 2023 and September 30, 2022 was as follows (in thousands):

	September 29, 2023	September 30, 2022
Cash paid for amounts included in the measurements of lease liabilities	$182,831	$229,275
Right-of-use assets obtained in exchange for new operating lease liabilities	$76,210	$38,110
Weighted average remaining lease term - operating leases	5.9 years	6.3 years
Weighted average discount rate - operating leases	3.2%	2.8%
Total remaining lease payments under the Company's leases for each of the succeeding years is as follows (in thousands):

Fiscal Year	Operating Leases
2024	$172,405
2025	142,232
2026	118,411
2027	97,226
2028	80,278
Thereafter	156,537
767,089
Less Interest	(71,782)
$695,307

Right-of-Use and Other Long-Lived Asset Impairment
During fiscal 2023 and 2022, as a result of the Company's transformation initiatives, including the changing nature of the Company's use of office space for its workforce, the Company evaluated its existing real estate lease portfolio. These initiatives resulted in the abandonment of certain leased office spaces and the establishment of a formal plan to sublease certain other leased spaces that will no longer be utilized by the Company. In connection with the Company’s actions related to these initiatives, the Company evaluated certain of its lease right-of-use assets and related property, equipment and leasehold improvements for impairment under ASC 360.

As a result of the analysis, the Company recognized impairment losses of $48.2 million and $78.3 million for the fiscal years ended September 29, 2023 and September 30, 2022, respectively, which are included in selling, general and administrative expenses in the accompanying statements of earnings. The impairment losses recorded include $42.2 million and $60.7 million related to right-of-use lease assets and $6.0 million and $17.7 million related to other long-lived assets, including property, equipment & improvements and leasehold improvements for the fiscal years ended September 29, 2023 and September 30, 2022, respectively.

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

JACOBS SOLUTIONS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
The following table summarizes the stock issuance activity under the plans for the fiscal years ended September 29, 2023, September 30, 2022 and October 1, 2021:

	For the Years Ended
	September 29, 2023	September 30, 2022	October 1, 2021

Aggregate Purchase Price Paid for Shares Sold (in thousands):	$40,195	$38,648	$32,149

Aggregate Number of Shares Sold:	355,007	302,429	287,587
At September 29, 2023, there remains 2,520,441 shares reserved for issuance under the Company's stock purchase plans.
Stock Incentive Plans
We also sponsor the 2023 Stock Incentive Plan, as amended and restated (the "2023 SIP") and the 1999 Outside Director Stock Plan, as amended and restated (the "1999 ODSP") as well as the StreetLight 2011 Stock Plan (the "StreetLight Plan"). The 2023 SIP provides for the issuance of incentive stock options, non-qualified stock options, share appreciation rights ("SARs"), restricted stock and restricted stock units to employees. The 1999 ODSP provides for awards of shares of common stock, restricted stock, restricted stock units and grants of non-qualified stock options to our outside (i.e., nonemployee) directors. Together the 2023 SIP and 1999 ODSP plans are known as the "Stock Incentive Plans". The StreetLight Plan provides for the issuance of incentive stock options, nonstatutory stock options and restricted stock to employees. The StreetLight Plan is frozen for new awards effective February 4, 2022. The following table sets forth certain information about the Stock Incentive Plans:

	2023 SIP	1999 ODSP	Total
Number of shares authorized	29,850,000	1,100,000	30,950,000
Number of remaining shares reserved for issuance at September 29, 2023	3,151,532	204,281	3,355,813
Number of shares relating to outstanding stock options at September 29, 2023	61,125	57,225	118,350
Number of shares available for future awards:
At September 29, 2023	3,090,407	147,056	3,237,463
At September 30, 2022	3,886,740	161,087	4,047,827
Effective September 28, 2012 until January 23, 2023, all grants of shares under the predecessor to the 2023 SIP were issued on a fungible basis. An award other than an option or SAR was granted on a 1.92-to-1.00 basis (“Fungible”). An award of an option or SAR is granted on a 1-to-1 basis (“Not Fungible”). Effective January 24, 2023, at which time the 2023 SIP was adopted, all awards are granted on a 1-to-1 basis.
At September 29, 2023, the amount of compensation cost relating to non-vested awards not yet recognized in the financial statements is approximately $126.3 million. The majority of these unrecognized compensation costs will be recognized by the third quarter of fiscal 2026. The weighted average remaining contractual term of options currently exercisable is 2.7 years.

JACOBS SOLUTIONS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
Stock Options
The following table summarizes the stock option activity for the years ended September 29, 2023, September 30, 2022 and October 1, 2021:

	Number of Stock Options	Weighted Average Exercise Price
Outstanding at October 2, 2020	706,489	$45.91
Exercised	(130,030)	$47.07
Cancelled or expired	(2,475)	$45.18
Outstanding at October 1, 2021	573,984	$45.65
Granted (1)	150,951	$12.79
Exercised	(284,502)	$43.56
Cancelled or expired	(1,084)	$21.34
Outstanding at September 30, 2022	439,349	$35.77
Exercised	(215,649)	$40.61
Cancelled or expired	(6,219)	$19.73
Outstanding at September 29, 2023	217,481	$31.43
(1) Included in the fiscal 2022 amounts granted are options issued related to a recent business combination with strike prices lower than the then-current share price in order to derive a certain value.
Cash received from the exercise of stock options, net of tax remitted, during the year ended September 29, 2023 was $7.5 million.

JACOBS SOLUTIONS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
Stock options outstanding at September 29, 2023 consisted of incentive stock options and non-qualified stock options. The following table presents the total intrinsic value of stock options exercised for the fiscal years ended September 29, 2023, September 30, 2022 and October 1, 2021 (in thousands):

For the Years Ended
September 29, 2023	September 30, 2022	October 1, 2021
$17,635	$28,149	$9,693
The total intrinsic value of stock options exercisable at September 29, 2023 was approximately $18.4 million. The following table presents certain other information regarding our 2023 SIP, 1999 OSDP and StreetLight Plan for the fiscal years ended September 29, 2023, September 30, 2022 and October 1, 2021:

	September 29, 2023	September 30, 2022	October 1, 2021
At fiscal year end:
Range of exercise prices for options exercisable (1)	$5.64–$60.43	$5.64–$60.43	$37.03–$60.43
Number of options exercisable	180,911	367,624	573,984
For the fiscal year:
Range of prices relating to options exercised	$7.05–$60.43	$11.27-$60.43	$32.51-$60.43
(1) Included in the fiscal 2022 amounts granted are options issued related to a recent business combination with strike prices lower than the then-current share price in order to derive a certain value.
The following table presents certain information regarding stock options outstanding at September 29, 2023:

	September 29, 2023
	Options Outstanding
Range of Exercise Prices	Number	Weighted Average Remaining Contractual Life (years)	Weighted Average Price
$0.00 - $37.03	99,131	6.49	$12.57
$37.03 - $46.09	71,750	1.88	$41.80
$46.09 - $55.13	31,375	0.65	$53.19
$55.13 - $80.63	15,225	0.42	$60.43
	217,481	3.70	$31.43
The 1999 ODSP, the 2023 SIP, and the StreetLight Plan allow participants to satisfy the exercise price of stock options by tendering shares of Jacobs common stock that have been owned by the participants for at least six months. Shares tendered are retired, canceled, and shown as repurchases of common stock in the accompanying Consolidated Statements of Stockholders’ Equity. The weighted average remaining contractual term of options currently exercisable is 2.9 years.

JACOBS SOLUTIONS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
Restricted Stock
The following table presents the number of shares of restricted stock and restricted stock units issued as common stock under the 2023 SIP and the StreetLight Plan for the years ended September 29, 2023, September 30, 2022 and October 1, 2021:

	For the Years Ended
	September 29, 2023	September 30, 2022	October 1, 2021
Restricted stock	—	818	—
Restricted stock units (service condition)	996,345	290,582	380,722
Restricted stock units (service and performance conditions)	126,595	176,470	181,132
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
The following table presents the fair value of shares of the 2023 SIP and the StreetLight Plan (of restricted stock and restricted stock units) vested for the years ended September 29, 2023, September 30, 2022 and October 1, 2021 (in thousands):

	For the Years Ended
	September 29, 2023	September 30, 2022	October 1, 2021
Restricted Stock and Restricted Stock Units (service condition)	$32,255	$23,077	$20,374
Restricted Stock Units (service, market, and performance conditions at target)	22,060	22,678	26,495
Total	$54,315	$45,755	$46,869
The following table presents the number and weighted average grant-date fair value of restricted stock and restricted stock units at September 29, 2023:

	Number of Shares	Weighted Average Grant-Date Fair Value
Outstanding at September 30, 2022	1,375,429	$110.64
Granted	1,192,105	$122.41
Vested	(543,827)	$102.14
Canceled	(133,559)	$121.89
Outstanding at September 29, 2023	1,890,148	$119.71
The following table presents the number of shares of restricted stock and restricted stock units canceled and withheld for taxes under the 2023 SIP for the years ended September 29, 2023, September 30, 2022 and October 1, 2021:

	For the Years Ended
	September 29, 2023	September 30, 2022	October 1, 2021
Restricted stock	—	—	—
Restricted stock units (service condition)	94,249	57,366	201,967
Restricted stock units (service and performance conditions)	39,295	31,966	218,520

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
The following table provides the number of restricted stock units outstanding at September 29, 2023 under the 2023 SIP.

September 29, 2023
Restricted stock	—
Restricted stock units (service condition)	1,341,150
Restricted stock units (service and performance conditions)	488,588
The following table presents the number of shares of restricted stock and restricted stock units issued under the 1999 ODSP for the years ended September 29, 2023, September 30, 2022 and October 1, 2021:

	For the Years Ended
	September 29, 2023	September 30, 2022	October 1, 2021
Restricted stock units (service condition)	14,031	13,785	17,680
No shares of restricted stock were issued under the 1999 ODSP during such periods.
The following table provides the number of shares of restricted stock and restricted stock units outstanding at September 29, 2023 under the 1999 ODSP:

September 29, 2023
Restricted stock	—
Restricted stock units (service condition)	60,359
All shares granted under the 1999 ODSP are issued on a 1-to-1 basis.
12.Savings and Deferred Compensation Plans
Savings Plans
We sponsor various defined contribution savings plans which allow participants to make voluntary contributions by salary deduction. Such plans cover substantially all of our domestic, nonunion employees in the U.S. and are qualified under Section 401(k) of the U.S. Internal Revenue Code. Similar plans outside the U.S. cover various groups of employees of our international subsidiaries and affiliates. Several of these plans allow the Company to match, on a voluntary basis, a portion of the employee contributions. The following table presents the Company’s contributions to these savings plans for the years ended September 29, 2023, September 30, 2022 and October 1, 2021 (in thousands):

September 29, 2023	September 30, 2022	October 1, 2021
$203,438	$184,399	$132,865
Deferred Compensation Plans
Our non-qualified deferred compensation programs provide benefits payable to directors, officers, and certain key employees or their designated beneficiaries at specified future dates, upon retirement, or death. The plans are unfunded; therefore, benefits are paid from the general assets of the Company. Participants' cash deferrals earn a return based on the participants' selection of investments in several hypothetical investment options. Participants are also able to defer stock

JACOBS SOLUTIONS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
based compensation in the plans, which must remain invested in Company stock and are distributed in shares of Jacobs common stock. Since no investment diversification is permitted, changes in the fair value of Jacobs' common stock are not recognized. For the deferred compensation held in company stock, the number of shares needed to settle the liability is included in the denominator in both the basic and diluted earnings per share calculations. The following table presents the amount charged to expense for the Company’s deferred compensation plans for the years ended September 29, 2023, September 30, 2022 and October 1, 2021 (in thousands):

September 29, 2023	September 30, 2022	October 1, 2021
$4,679	$1,697	$2,900
The following table presents the amount relating to assets held as deferred compensation arrangement investments for the years ended September 29, 2023 and September 30, 2022 (in thousands):

	September 29, 2023	September 30, 2022
Deferred compensation arrangement investments	$168,615	$165,118
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
The following table sets forth the changes in the plans’ combined net benefit obligation (segregated between plans existing within and outside the U.S.) for the years ended September 29, 2023 and September 30, 2022 (in thousands):

	U.S. Plans		Non-U.S. Plans
	September 29, 2023	September 30, 2022	September 29, 2023	September 30, 2022
Net benefit obligation at the beginning of the year	$299,503	$404,820	$1,365,466	$2,375,640
Service cost	140	236	6,926	6,480
Interest cost	15,629	10,350	74,077	42,328
Participants’ contributions	—	—	143	249
Actuarial gains (1)	(6,533)	(85,067)	(176,207)	(651,798)
Benefits paid	(26,887)	(25,565)	(76,739)	(74,378)
Curtailments/settlements/plan amendments	—	(5,271)	(1,313)	(2,641)
Effect of exchange rate changes and other, net	—	—	107,908	(330,414)
Net benefit obligation at the end of the year	$281,852	$299,503	$1,300,261	$1,365,466

JACOBS SOLUTIONS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(1)Actuarial gains primarily driven by change in discount rates.

The following table sets forth the changes in the combined Fair Value of the plans’ assets (segregated between plans existing within and outside the U.S.) for the years ended September 29, 2023 and September 30, 2022 (in thousands):

	U.S. Plans		Non-U.S. Plans
	September 29, 2023	September 30, 2022	September 29, 2023	September 30, 2022
Fair value of plan assets at the beginning of the year	$286,193	$385,521	$1,297,625	$2,203,495
Actual returns (losses) on plan assets	18,310	(68,585)	(103,324)	(557,972)
Employer contributions	85	93	28,991	33,032
Participants’ contributions	—	—	143	249
Gross benefits paid	(27,005)	(25,565)	(77,070)	(74,378)
Curtailments/settlements/plan amendments	—	(5,271)	(1,313)	(2,641)
Effect of exchange rate changes and other, net	—	—	97,973	(304,160)
Fair value of plan assets at the end of the year	$277,583	$286,193	$1,243,025	$1,297,625
During fiscal 2023 and 2022, the Company incurred combined curtailment and settlement losses on our defined benefit plans of approximately $0.2 million and $0.1 million, respectively.
The following table reconciles the combined funded statuses of the plans recognized in the accompanying Consolidated Balance Sheets at September 29, 2023 and September 30, 2022 (segregated between plans existing within and outside the U.S.) (in thousands):

	U.S. Plans		Non-U.S. Plans
	September 29, 2023	September 30, 2022	September 29, 2023	September 30, 2022
Net benefit obligation at the end of the year	$281,852	$299,503	$1,300,261	$1,365,466
Fair value of plan assets at the end of the year	277,583	286,193	1,243,025	1,297,625
Underfunded amount recognized at the end of the year	$4,269	$13,310	$57,236	$67,841
The following table presents the accumulated benefit obligation at September 29, 2023 and September 30, 2022 (segregated between plans existing within and outside the U.S.) (in thousands):

	U.S. Plans		Non-U.S. Plans
	September 29, 2023	September 30, 2022	September 29, 2023	September 30, 2022
Accumulated benefit obligation at the end of the year	$280,956	$299,347	$1,285,980	$1,355,717

JACOBS SOLUTIONS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
The following table presents the amounts recognized in the accompanying Consolidated Balance Sheets at September 29, 2023 and September 30, 2022 (segregated between plans existing within and outside the U.S.) (in thousands):

	U.S. Plans		Non-U.S. Plans
	September 29, 2023	September 30, 2022	September 29, 2023	September 30, 2022
Prepaid benefit cost included in noncurrent assets	$758	$—	$57,678	$54,897
Accrued benefit cost included in current liabilities	80	83	5,182	4,359
Accrued benefit cost included in noncurrent liabilities	4,947	13,227	109,732	118,379
Net amount recognized at the end of the year	$4,269	$13,310	$57,236	$67,841
The following table presents the significant actuarial assumptions used in determining the funded statuses and the following year's benefit cost of the Company’s U.S. plans for the years ended September 29, 2023, September 30, 2022 and October 1, 2021:

For the Years Ended
	September 29, 2023	September 30, 2022	October 1, 2021
Discount rates	5.8% to 5.9%	4.2% to 5.5%	2.3% to 2.8%
Rates of compensation increases	3.5%	3.5%	3.5%
Expected long-term rates of return on assets	4.8% to 7.0%	5.5% to 6.4%	4.7% to 5.1%
The following table presents the significant actuarial assumptions used in determining the funded statuses and the following year's benefit cost of the Company’s non-U.S. plans for the years ended September 29, 2023, September 30, 2022 and October 1, 2021:

For the Years Ended
	September 29, 2023	September 30, 2022	October 1, 2021
Discount rates	3.8% to 6.9%	2.4% to 7.4%	0.6% to 6.6%
Rates of compensation increases	2.8% to 9.0%	2.5% to 9.0%	2.4% to 7.5%
Expected long-term rates of return on assets	5.3% to 7.6%	3.3% to 7.5%	2.0% to 7.0%
The following table presents certain amounts relating to our U.S. plans recognized in accumulated other comprehensive (gain) loss at September 29, 2023, September 30, 2022 and October 1, 2021 (in thousands):

	September 29, 2023	September 30, 2022	October 1, 2021
Arising during the period:
Net actuarial (gains) losses	$(4,032)	$578	$(25,109)
Prior service cost	—	—	—
Total	(4,032)	578	(25,109)
Reclassification adjustments:
Net actuarial gains (losses)	1,335	(2,157)	(3,204)
Prior service benefit	(324)	(324)	(325)
Total	1,011	(2,481)	(3,529)
Total	$(3,021)	$(1,903)	$(28,638)

JACOBS SOLUTIONS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
The following table presents certain amounts relating to our non-U.S. plans recognized in accumulated other comprehensive (gain) loss at September 29, 2023, September 30, 2022 and October 1, 2021 (in thousands):

	September 29, 2023	September 30, 2022	October 1, 2021
Arising during the period:
Net actuarial losses (gains)	$27,188	$(78,705)	$(65,547)
Prior service cost	—	—	—
Total	27,188	(78,705)	(65,547)
Reclassification adjustments:
Net actuarial losses	(4,802)	(5,492)	(8,761)
Prior service benefit	(1,068)	(1,066)	(1,219)
Total	(5,870)	(6,558)	(9,980)
Total	$21,318	$(85,263)	$(75,527)
The following table presents certain amounts relating to our plans recorded in accumulated other comprehensive loss that have not yet been recognized as components of net periodic benefit cost at September 29, 2023 and September 30, 2022 (segregated between U.S. and non-U.S. plans) (in thousands):

	U.S. Plans		Non-U.S. Plans
	September 29, 2023	September 30, 2022	September 29, 2023	September 30, 2022
Net actuarial losses	$34,940	$37,638	$269,671	$248,716
Prior service cost	373	697	20,708	20,344
Total	$35,313	$38,335	$290,379	$269,060
The following table presents the amount of accumulated comprehensive income that will be amortized against earnings as part of our net periodic benefit cost in fiscal 2024 based on 2023 exchange rates (segregated between U.S. and non-U.S. plans) (in thousands):

	U.S. Plans	Non-U.S. Plans
Unrecognized net actuarial (gains) losses	$(1,384)	$7,261
Unrecognized prior service cost	431	1,488
Accumulated comprehensive (gains) losses to be recorded against earnings	$(953)	$8,749
We consider various factors in developing the estimates for the expected, long-term rates of return on plan assets. These factors include the projected, long-term rates of returns on the various types of assets in which the plans invest, as well as historical returns. In general, investment allocations are determined by each plan’s trustees and/or investment committees. The objectives of the plans’ investment policies are to (i) maximize returns while preserving capital; (ii) provide returns sufficient to meet the current and long-term obligations of the plan as the obligations become due; and (iii) maintain a diversified portfolio of assets so as to reduce the risk associated with having a disproportionate amount of the plans’ total assets invested in any one type of asset, issuer or geography. None of our pension plans hold Jacobs common stock directly (although some plans may hold shares indirectly through investments in mutual funds). The plans’ weighted average asset allocations at September 29, 2023 and September 30, 2022 (the measurement dates used in valuing the plans’ assets and liabilities) were as follows:

JACOBS SOLUTIONS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

JACOBS SOLUTIONS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	U.S. Plans		Non-U.S. Plans
	September 29, 2023	September 30, 2022	September 29, 2023	September 30, 2022
Equity securities	3%	2%	16%	15%
Debt securities	65%	66%	50%	49%
Real estate investments	—%	—%	10%	11%
Other	32%	32%	24%	25%
The following table presents the fair value of the Company’s Domestic U.S. plan assets at September 29, 2023, segregated by level of fair value measurement inputs within the Fair Value hierarchy promulgated by U.S. GAAP (in thousands):

	September 29, 2023
	Fair Value, Determined Using Fair Value Measurement Inputs
	Level 1	Level 2	Level 3	Investments measured at Net Asset Value	Total
Equities	$8,172	$—	$—	$—	$8,172
Domestic bonds	3,803	151,969	—	—	155,772
Overseas bonds	—	23,734	—	—	23,734
Cash and equivalents	17,841	—	—	—	17,841
Mutual funds	72,064	—	—	—	72,064
Total	$101,880	$175,703	$—	$—	$277,583
The following table presents the fair value of the Company’s non-U.S. plan assets at September 29, 2023, segregated by level of fair value measurement inputs within the Fair Value hierarchy promulgated by U.S. GAAP (in thousands):

	September 29, 2023
	Fair Value, Determined Using Fair Value Measurement Inputs
	Level 1	Level 2	Level 3	Investments measured at Net Asset Value	Total
Domestic equities	$—	$50,243	$—	$761	$51,004
Overseas equities	—	74,377	—	80,123	154,500
Domestic bonds	—	30,505	—	—	30,505
Overseas bonds	—	520,322	—	65,243	585,565
Cash and equivalents	21,568	434	—	—	22,002
Real estate	—	4,145	84,755	35,199	124,099
Insurance contracts	—	—	87,160	—	87,160
Hedge funds	—	—	78,617	19,130	97,747
Mutual funds	—	90,443	—	—	90,443
Total	$21,568	$770,469	$250,532	$200,456	$1,243,025

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
The following table summarizes the changes in the fair value of the Company’s non-U.S. Pension Plans’ Level 3 assets for the years ended September 29, 2023 and September 30, 2022 (in thousands):

	Real Estate	Insurance Contracts	Hedge Funds
Balance at Balance at October 1, 2021	$116,936	$133,802	$231,319
Net purchases, sales, and settlements	(8,686)	(6,312)	(11,553)
Realized and unrealized gains (losses)	14,701	(24,770)	(42,964)
Effect of exchange rate changes	(20,083)	(22,489)	(38,199)
Balance at September 30, 2022	$102,868	$80,231	$138,603
Net purchases, sales, and settlements	(35,119)	8,587	(56,624)
Realized and unrealized gains (losses)	12,842	(13,555)	(11,532)
Effect of exchange rate changes	4,164	11,897	8,170
Balance at September 29, 2023	$84,755	$87,160	$78,617

JACOBS SOLUTIONS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
The following table presents the amount of cash contributions we anticipate making into the plans during fiscal 2024 (in thousands):

	U.S. Plans	Non-U.S. Plans
Anticipated cash contributions	$—	$19,281
The following table presents the total benefit payments expected to be paid to plan participants during each of the next five fiscal years, and in total for the five years thereafter (in thousands):

	U.S. Plans	Non-U.S. Plans
2024	$29,761	$77,160
2025	28,452	79,545
2026	27,682	80,028
2027	26,269	86,229
2028	25,568	85,878
For the periods 2029 through 2033	111,361	441,520
The following table presents the components of net periodic benefit cost for the Company’s U.S. plans recognized in the accompanying Consolidated Statements of Earnings for the years ended September 29, 2023, September 30, 2022 and October 1, 2021 (in thousands):

	September 29, 2023	September 30, 2022	October 1, 2021
Service cost	$140	$236	$456
Interest cost	15,629	10,350	10,221
Expected return on plan assets	(19,496)	(16,933)	(15,932)
Actuarial (gains) losses	(1,770)	2,861	4,249
Prior service cost	430	430	431
Net pension income, before special items	$(5,067)	$(3,056)	$(575)
Curtailment expense/Settlement (gains) losses	—	(206)	(64)
Total net periodic pension income recognized	$(5,067)	$(3,262)	$(639)
The following table presents the components of net periodic benefit cost for the Company’s Non-U.S. plans recognized in the accompanying Consolidated Statements of Earnings for the years ended September 29, 2023, September 30, 2022 and October 1, 2021 (in thousands):

	September 29, 2023	September 30, 2022	October 1, 2021
Service cost	$6,926	$6,480	$6,568
Interest cost	74,077	42,328	38,907
Expected return on plan assets	(73,387)	(71,875)	(90,346)
Actuarial losses	6,317	7,147	10,834
Prior service cost	1,424	1,421	1,519
Net pension cost (income), before special items	$15,357	$(14,499)	$(32,518)
Curtailment expense/Settlement losses	208	329	2,847
Total net periodic pension cost (income) recognized	$15,565	$(14,170)	$(29,671)
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
The following table presents the Company’s contributions to these multiemployer plans for the years ended September 29, 2023, September 30, 2022 and October 1, 2021 (in thousands):

	September 29, 2023	September 30, 2022	October 1, 2021
Europe	$1,530	$1,548	$1,713
United States	4,392	11,038	11,316
Contributions to multiemployer pension plans	$5,922	$12,586	$13,029

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
The following summarizes the fair values of PA Consulting's assets acquired and liabilities assumed as of the acquisition date (in millions):

Assets
Cash and cash equivalents	$134.9
Receivables	166.5
Property, equipment and improvements, net	40.5
Goodwill	1,454.0
Identifiable intangible assets	1,004.2
Prepaid expenses and other current assets	9.5
Miscellaneous long-term assets	84.0
Total Assets	$2,893.6

Liabilities
Accounts payable	$6.5
Accrued liabilities and other current liabilities	354.8
Other long-term liabilities	248.0
Total Liabilities	609.3
Redeemable Noncontrolling interests	582.4
Net assets acquired	$1,701.9

Goodwill recognized is attributable to a substantial assembled workforce, which does not qualify for separate recognition, as well as expected future economic benefits. None of the goodwill recognized was deductible for tax purposes. The Company completed its final assessment of the fair values of PA Consulting's assets acquired and liabilities assumed. Since the initial preliminary estimates reported in the second quarter of fiscal 2021, the Company updated certain provisional amounts reflected in the final purchase price allocation, as summarized in the estimated fair values of PA Consulting assets acquired and liabilities assumed above. See below for further discussion on updates to redeemable noncontrolling interests.
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

For the Year Ended
October 1, 2021
Revenues	$14,504.3
Net earnings of the Group	$695.1
Net earnings attributable to Jacobs	$548.0
Net earnings attributable to Jacobs per share:
Basic earnings per share	$4.21
Diluted earnings per share	$4.17
Included in the table above are charges relating to transaction expenses, a nonrecurring compensation charge and other items that are removed from the years ended October 1, 2021 and are reflected in the prior fiscal year due to the assumed timing of the transaction. Also, income tax expense for the fiscal year pro forma period ended October 1, 2021 was $330.7 million.

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
During fiscal 2023 and 2022, the Company repurchased certain shares of the redeemable noncontrolling interest holders for $92.9 million and $46.1 million, respectively, in cash and issued certain shares of redeemable noncontrolling interest holders for $34.0 million and $49.7 million, respectively. The difference between the cash purchase prices and the recorded book values of these repurchased and issued interests was recorded in the Company’s consolidated retained earnings. The Company held 69% and 65% of the outstanding ownership of PA Consulting as of September 29, 2023 and September 30, 2022, respectively.
During fiscal 2023 the Company recognized approximately $8.3 million in redemption value adjustments associated with redeemable noncontrolling interests preference share repurchase and reissuance activities concluding in fourth quarter fiscal 2023 that were recorded as an increase in consolidated retained earnings and a $0.07 increase in earnings per share, the results of which had no impact on the Company’s overall results of operations, financial position or cash flows. During fiscal 2021, updates to the Company’s preliminary opening balance sheet fair value estimates of the noncontrolling interests resulted in an offsetting decrease and increase in fair value of the preference share and common share components of the interests by $57.3 million, respectively, with the corresponding redemption value adjustment associated with the preference share portion decreasing consolidated retained earnings and earnings per share by $0.44. See Note 4- Earnings Per Share and Certain Related Information.
Changes in the Company's redeemable noncontrolling interests during the fiscal years ended September 29, 2023 and September 30, 2022 are as follows (in thousands):

JACOBS SOLUTIONS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	September 29, 2023	September 30, 2022
Redeemable noncontrolling interest at the beginning of the year	$632,522	$657,722
Accrued Preferred Dividend to Preference Shareholders	72,891	67,598
Attribution of Preferred Dividend to Common Shareholders	(72,891)	(67,598)
Net earnings attributable to redeemable noncontrolling interest to Common Shareholders	21,614	34,585
Redeemable Noncontrolling interests redemption value adjustment	10,770	27,657
Repurchase of redeemable noncontrolling interests	(111,005)	(53,834)
Issuance of redeemable noncontrolling interests	37,789	54,884
Cumulative translation adjustment and other	41,289	(88,492)
Redeemable noncontrolling interest at the end of the year	$632,979	$632,522

In addition, certain employees and nonemployees of PA Consulting are eligible to receive equity-based incentive compensation under the terms of the applicable agreements. During the years ended September 29, 2023 and September 30, 2022, the Company recorded approximately $0.8 million and $3.3 million, respectively, in expense associated with these agreements which is reflected in selling, general and administrative expense in the consolidated statements of earnings.
Restricted Cash

The Company, through its investment in PA Consulting, held $2.8 million and $13.7 million at September 29, 2023 and September 30, 2022, respectively, in cash that is restricted from general use and is included in prepaid expenses and other current assets on the Consolidated Balance Sheets.

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

Assets
Cash and cash equivalents	$7.3
Receivables	5.2
Property, equipment and improvements, net	0.1
Goodwill	116.4
Identifiable intangible assets	105.1
Prepaid expenses and other current assets	2.0
Total Assets	$236.1

Liabilities
Accounts payable, accrued expenses and other current liabilities	$23.1
Other long-term liabilities	16.1
Total Liabilities	39.2
Net assets acquired	$196.9
Goodwill recognized resulted from a substantial assembled workforce, which does not qualify for separate recognition, as well as expected future synergies from combining operations. None of the goodwill recognized was deductible for tax purposes. The Company completed its final assessment of the fair values of StreetLight's assets acquired and liabilities assumed. Since the initial preliminary estimates reported in the second quarter of fiscal 2022, the Company updated certain amounts reflected in the preliminary purchase price allocation, as summarized in the fair values of StreetLight's assets acquired and liabilities assumed as of the acquisition date set forth above, the majority of which related to reclassifications between goodwill and intangibles and for deferred taxes.
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

Assets
Cash and cash equivalents	$5.1
Receivables	7.7
Property, equipment and improvements, net	0.8
Goodwill	195.8
Identifiable intangible assets	51.1
Prepaid expenses and other current assets	3.2
Total Assets	$263.7

Liabilities
Accounts payable, accrued expenses and other current liabilities	$19.5
Other long-term liabilities	8.8
Total Liabilities	28.3
Net assets acquired	$235.4
Goodwill recognized resulted from a substantial assembled workforce, which does not qualify for separate recognition, as well as expected future synergies from combining operations. None of the goodwill recognized was deductible for tax purposes. The Company completed its final assessment of the fair values of BlackLynx's assets acquired and liabilities assumed. Since the initial preliminary estimates reported in the first quarter of fiscal 2021, the Company updated certain amounts reflected in the preliminary purchase price allocation, as summarized in the fair values of BlackLynx's assets acquired and liabilities assumed as of the acquisition date set forth above, the majority of which related to reclassifications between goodwill and intangibles and for deferred taxes.
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

Assets
Cash and cash equivalents	$8.4
Receivables	19.2
Property, equipment and improvements, net	2.3
Goodwill	130.7
Identifiable intangible assets	74.0
Prepaid expenses and other current assets	6.2
Total Assets	$240.8

Liabilities
Accounts payable, accrued expenses and other current liabilities	$46.9
Other long-term liabilities	3.8
Total Liabilities	50.7
Net assets acquired	$190.1
Goodwill recognized is attributable to a substantial assembled workforce, which does not qualify for separate recognition, as well as expected future synergies from combining operations. All of the goodwill recognized was deductible for tax purposes, given the acquisition was structured as an asset acquisition for tax purposes. The Company completed its final assessment of the fair values of Buffalo Group's assets acquired and liabilities assumed. Since the initial preliminary estimates reported in the first quarter of fiscal 2021, the Company updated certain amounts reflected in the final purchase price allocation, as summarized in the fair values of Buffalo Group's assets acquired and liabilities assumed as of the acquisition date set forth above.
Identifiable intangibles are customer relationships, contracts and backlog and have estimated lives of 9 years.
No summarized unaudited pro forma results are provided for the Buffalo Group due to the immateriality of this acquisition relative to the Company's consolidated financial position and results of operations.
16.     Restructuring and Other Charges
During fiscal 2023, the Company implemented certain restructuring and other initiatives relating to the CMS separation and to our investment in PA Consulting, the activities of which are expected to continue through fiscal 2024 and restructuring activities related to the DVS segment reorganization that were completed in fiscal 2023.
During fiscal 2022, the Company implemented certain restructuring and integration initiatives relating to the StreetLight and BlackLynx acquisitions, the activities of which are substantially completed. Also, during fiscal 2022 and continuing into fiscal 2023, the Company implemented further real estate rescaling efforts that were associated with its

JACOBS SOLUTIONS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
fiscal 2020 transformation program relating to real estate and other staffing initiatives. These initiatives are substantially completed.
During fiscal 2021, the Company implemented certain integration related activities associated with our PA Consulting investment. These activities are substantially completed.
Additionally, the Company recorded impairment charges on its investment in AWE ML during fiscal 2021 and 2022. See related discussion in Note 8- Joint ventures, VIEs and other investments.
During fiscal 2019 and continuing into fiscal 2020, the Company implemented certain restructuring, separation and integration initiatives associated with the ECR sale and other related cost reduction initiatives. Additionally, in fiscal 2020, the Company implemented certain restructuring and integration initiatives associated with the acquisition of John Wood Group's nuclear business. The restructuring activities and related costs were comprised mainly of separation and lease abandonment and sublease programs, while the separation and integration activities and costs were mainly related to the engagement of consulting services and internal personnel and other related costs dedicated to the Company’s ECR-business separation. The activities of these initiatives have been substantially completed.
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
The following table summarizes the impacts of the Restructuring and other charges by operating segment in connection with the CH2M, John Wood Group's nuclear business, BlackLynx and StreetLight acquisitions, the PA Consulting investment, the ECR sale, the CMS separation, the DVS segment reorganization and the Company's transformation initiatives relating to real estate and other staffing programs and the impairment and final exit activities of the AWE ML investment for the years ended September 29, 2023, September 30, 2022 and October 1, 2021 (in thousands):

	September 29, 2023	September 30, 2022	October 1, 2021
Critical Mission Solutions	$3,143	$5,626	$5,079
People & Places Solutions	55,749	64,204	7,077
Divergent Solutions	8,307	—	—
PA Consulting	14,706	4,253	15,566
Corporate	51,130	86,980	71,868
Total	133,035	161,063	99,590
Amounts included in:
Operating profit (mainly Selling, General and Administrative costs (“SG&A") (1)	136,411	173,555	61,042
Other (Income) Expense, net (2)	(3,376)	(12,492)	38,548
	$133,035	$161,063	$99,590
(1)The year ended September 29, 2023 includes $63.4 million of restructuring and other charges across all segments relating to the CMS separation (mainly professional services and employee separation costs) and $14.3 million in restructuring and other charges relating to the Company's investment in PA Consulting (primarily employee separation costs). For the year ended September 30, 2022, amounts included $91.3 million pre-tax related to the final settlement of the Legacy CH2M Matter (as defined in Note 18 - Contractual Guarantees, Litigation, Investigations and Insurance), net of previously recorded reserves and approximately $27 million in third party recoveries was recorded as receivables reducing SG&A. Included in the years ended September 29, 2023, September 30, 2022 and October 1, 2021 were $50.7 million, $78.3 million and $2.4 million in charges associated mainly with real estate impairments, the majority of which related to People and Places Solutions.
(2)The years ended September 29, 2023 and September 30, 2022 included gains of $3.4 million and $8.7 million, respectively, related to lease terminations. The year ended October 1, 2021 included $38.5 million in charges related to the impairment of our AWE ML investment.

JACOBS SOLUTIONS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
The activity in the Company’s accrual for the Restructuring and other charges including the program activities described above for the year ended September 29, 2023 is as follows (in thousands):

Balance at September 30, 2022	$4,137
Net Charges (1)	85,728
Payments & Usage	(52,547)
Balance at September 29, 2023	$37,318
(1)Excludes $47.3 million in other net charges associated mainly with real estate related impairments and other transformation activities described above during the year ended September 29, 2023.
The following table summarizes the Restructuring and other charges by major type of costs for the years ended September 29, 2023, September 30, 2022 and October 1, 2021 (in thousands):

	September 29, 2023	September 30, 2022	October 1, 2021
Lease Abandonments and Impairments	$46,195	$69,802	$4,282
Voluntary and Involuntary Terminations	41,435	5,635	15,773
Outside Services	36,030	22,340	35,210
Other (1)	9,375	63,286	44,325
Total	$133,035	$161,063	$99,590
(1)Amounts in the year ended September 29, 2023 are mainly comprised of charges associated with the write off of fixed assets associated with programs that the Company will no longer continue to pursue in connection with the CMS separation. Amounts in the year ended September 30, 2022 are mainly comprised of $91.3 million in other charges related to the final pre-tax settlement of the Legacy CH2M Matter, net of previously recorded reserves and approximately $27 million in third party recoveries was recorded as receivables reducing SG&A. Amounts in the year ended October 1, 2021 are mainly comprised of $38.5 million in charges related to the impairment of our AWE Management Ltd. investment.
Cumulative amounts incurred to date under our various restructuring and other activities described above and with charges in the periods presented by each major type of cost as of September 29, 2023 are as follows (in thousands):

Lease Abandonments and Impairments	$432,724
Voluntary and Involuntary Terminations	182,191
Outside Services	347,950
Other	202,313
Total	$1,165,178
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
During fiscal 2022 we entered into two treasury lock agreements which had a total notional value of $500 million to manage our interest rate exposure to the anticipated issuance of fixed rate debt before December 2023. On February 13, 2023, the Company settled these treasury lock agreements and issued the 5.90% Bonds in the aggregate principal amount of $500 million, which resulted in the receipt of cash and a pre-tax gain of $37.4 million, which is being amortized to interest expense and recognized over the term of the 5.90% Bonds. See Note 9- Borrowings for further discussion relating to the terms of the 5.90% Bonds. The fair value of the treasury locks at September 30, 2022 was $40.9 million all of which was included in current assets within receivables and contract assets on the consolidated balance sheet. The net gain on these instruments was $26.5 million and $30.8 million, net of tax, and is included in accumulated other comprehensive income as of September 29, 2023 and September 30, 2022, respectively.

JACOBS SOLUTIONS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

In fiscal 2020 we entered into interest rate swap agreements with a notional value of $769.1 million as of September 29, 2023 to manage the interest rate exposure on our variable rate loans. Additionally, we entered into a cross-currency swap agreement with a notional value of $127.8 million to manage the interest rate and foreign currency exposure on our USD borrowings by a European subsidiary. By entering into the swap agreements, the Company converted the LIBOR and SONIA rate based liabilities into fixed rate liabilities and, for the cross currency swap, our LIBOR rate based borrowing in USD to a fixed rate Euro liability, for periods ranging from three and a half to ten years. During fiscal 2023, the aggregate liability amounts denominated in U.S. dollars transitioned from underlying LIBOR benchmarked rates to the Secured Overnight Financing Rate ("SOFR") and the terms of the swaps were amended accordingly. The swaps were designated as cash-flow hedges in accordance with ASC 815, Derivatives and Hedging. See Note 2 - Significant Accounting Policies for additional discussion related to the application of SOFR and SONIA to existing hedge contracts.
During the fourth quarter of fiscal 2023, the Company paid down the borrowings hedged by the cross currency swap and settled the cross currency swap agreement. The fair value of the interest rate swaps at September 29, 2023 was $102.6 million, and the fair value of the interest rate and cross currency swaps at September 30, 2022 was $128.2 million, which are included in miscellaneous other assets on the consolidated balance sheet. The unrealized net gain on these interest rate swaps as of September 29, 2023 was $77.2 million, net of tax and the unrealized net gain on the interest rate and cross currency swaps as of September 30, 2022 was $87.5 million, net of tax, and was included in accumulated other comprehensive income.
Additionally, at September 29, 2023 and September 30, 2022, the Company held foreign exchange forward contracts in currencies that support our operations, including British Pound, Euro, Australian Dollar and other currencies, with notional values of $857.7 million and $298.2 million at September 29, 2023 and September 30, 2022, respectively. The length of these contracts currently ranges from one to four months. The fair value of the foreign exchange contracts at September 29, 2023 was $9.5 million, of which $16.1 million is included within current assets and $(6.6) million is included within accounts payable on the consolidated balance sheet as of September 29, 2023. The fair value of the contracts as of September 30, 2022 was $(3.2) million, of which $(6.3) million is included within accounts payable, $2.8 million is included within miscellaneous other assets and $0.3 million is included within current assets on the consolidated balance sheet as of September 30, 2022. Associated income statement impacts are included in miscellaneous income (expense) in the consolidated statements of earnings for both comparative periods. During fiscal 2022, the Company settled $66.7 million in cash related to certain Australian Dollar foreign exchange forward contracts and subsequently entered into a new Australian Dollar instrument with an equal notional value which was ultimately settled later in fiscal 2022.
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
Letters of Credit
At September 29, 2023, the Company had issued and outstanding approximately $322.0 million in LOCs and $2.0 billion in surety bonds. Of the outstanding LOC amount, $0.9 million has been issued under the Revolving Credit Facility and $321.1 million are issued under separate, committed and uncommitted letter-of-credit facilities.
18.    Contractual Guarantees, Litigation, Investigations and Insurance
In the normal course of business, we make contractual commitments (some of which are supported by separate guarantees) and on occasion we are a party in a litigation or arbitration proceeding. The litigation or arbitration in which we are involved primarily includes personal injury claims, professional liability claims and breach of contract claims. Where we provide a separate guarantee, it is strictly in support of the underlying contractual commitment. Guarantees take various forms including surety bonds required by law, or standby letters of credit ("LOC" and also referred to as “bank guarantees”) or corporate guarantees given to induce a party to enter into a contract with a subsidiary. Standby LOCs are also used as security for advance payments or in various other transactions. The guarantees have various expiration dates ranging from an arbitrary date to completion of our work (e.g., engineering only) to completion of the overall project. See Note 17 - Commitments and Contingencies and Derivative Financial Instruments for more information surrounding LOCs and surety bonds.

JACOBS SOLUTIONS INC. AND SUBSIDIARIES
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

On December 22, 2008, a coal fly ash pond at the Kingston Power Plant of the Tennessee Valley Authority ("TVA") was breached, releasing fly ash waste into the Emory River and surrounding community. In February 2009, TVA awarded a contract to the Company to provide project management services associated with the clean-up. All remediation and dredging were completed in August 2013 by other contractors under direct contracts with TVA. The Company did not perform the remediation, and its scope was limited to program management services. Certain employees of the contractors performing the cleanup work on the project filed lawsuits against the Company beginning in August 2013, alleging they were injured due to the Company's failure to protect the plaintiffs from exposure to fly ash, and asserting related personal injuries. The primary case, Greg Adkisson, et al. v. Jacobs Engineering Group Inc., case No. 3:13-CV-505-TAV-HBG, filed in the U.S. District Court for the Eastern District of Tennessee, consisted of 10 consolidated cases. This case and the related cases involved several hundred plaintiffs that were employees of the contractors that completed the remediation and dredging work. In the second quarter of fiscal 2023, the Company entered into a settlement agreement with the plaintiffs whose cases had not been previously dismissed. As of the third quarter of fiscal 2023, all conditions to the settlement had been satisfied, and the cases dismissed. The amount of the settlement was not material to the Company's business, financial condition, results of operations or cash flows.

During the fourth quarter of fiscal 2022, the Company recorded a receivable for certain expected third-party recoveries equal to approximately $27 million before tax. The Company received the payment during fiscal 2023.
19.    Segment Information
During the first quarter of fiscal 2023, the Company reorganized its operating and reporting structure to report results under a new operating segment, Divergent Solutions, in addition to the current operating segments. The Company's four operating segments are now comprised of its two global lines of business ("LOBs"): Critical Mission Solutions ("CMS") and People & Places Solutions ("P&PS"), its business unit Divergent Solutions ("DVS") and its majority investment in PA Consulting. The formation of the DVS operating segment resulted in certain portions of our CMS and P&PS businesses moving to the new segment.
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
Under this organization, the sales function is managed by segment, and accordingly, the associated cost is embedded in the segments and reported to the respective head of each segment. In addition, a portion of the costs of other support functions (e.g., finance, legal, human resources, and information technology) is allocated to each LOB using methodologies which, we believe, effectively attribute the cost of these support functions to the revenue generating activities of the Company on a rational basis. The cost of the Company’s cash incentive plan, the Leadership Performance Plan ("LPP"), formerly named the Management Incentive Plan, and the expense associated with the Jacobs Engineering Group Inc. 2023 Stock Incentive Plan have likewise been charged to the LOBs except for those amounts determined to relate to the business as a whole (which amounts remain in other corporate expenses).
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
The following tables present total revenues and segment operating profit from continuing operations for each reportable segment (in thousands) and includes a reconciliation of segment operating profit to total U.S. GAAP operating profit by including certain corporate-level expenses, Restructuring and other charges (as defined in Note 16-Restructuring and Other Charges) and transaction and integration costs (in thousands).

	For the Years Ended
	September 29, 2023	September 30, 2022	October 1, 2021
Revenues from External Customers:
Critical Mission Solutions	$4,693,499	$4,376,562	$4,251,690
People & Places Solutions	9,553,857	8,534,650	8,364,640
Divergent Solutions	946,914	892,317	848,901
PA Consulting	1,158,144	1,119,296	627,401
Total	$16,352,414	$14,922,825	$14,092,632

	For the Years Ended
	September 29, 2023	September 30, 2022	October 1, 2021
Segment Operating Profit:
Critical Mission Solutions	$378,201	$355,563	$359,001
People & Places Solutions (1)	957,714	824,834	780,514
Divergent Solutions	81,768	67,552	88,026
PA Consulting	237,003	232,225	151,071
Total Segment Operating Profit	1,654,686	1,480,174	1,378,612
Other Corporate Expenses (2)	(427,053)	(364,440)	(340,129)
Restructuring, Transaction and Other Charges (3)	(152,396)	(197,884)	(350,394)
Total U.S. GAAP Operating Profit	1,075,237	917,850	688,089
Total Other (Expense) Income, net (4)	(158,558)	(41,503)	7,513
Earnings from Continuing Operations Before Taxes	$916,679	$876,347	$695,602

(1)	Includes $19.5 million, net, in charges related to a legal settlement for the year ended October 1, 2021.
(2)
Other corporate expenses include intangibles amortization of $203.9 million, $198.6 million and $149.8 million for the years ended September 29, 2023, September 30, 2022 and October 1, 2021, respectively, with the comparative increase from fiscal 2021 to fiscal 2022 mainly attributable to higher amortization from the PA Consulting investment. Additionally, fiscal 2023 included approximately $15.0 million in net favorable impacts from cost reductions compared to the prior year period, which was associated mainly with net favorable impacts during first quarter from changes in employee benefit programs of $41.0 million offset by approximately $26.0 million in higher spend in company technology platforms and other personnel and corporate cost increases.

(3)
Fiscal 2023 includes $63.4 million relating to the activities (mainly professional services and employee separation costs, spread across all segments) around the CMS separation and $14.3 million in restructuring and other charges relating to the Company's investment in PA Consulting (primarily employee separation costs). Included in the years ended September 29, 2023, September 30, 2022 and October 1, 2021 were $48.2 million, $78.3 million and $2.4 million, respectively, in charges associated mainly with real estate impairments. Included in the year ended September 30, 2022 is $91.3 million pre-tax related to the final settlement of the Legacy CH2M Matter and net of previously recorded reserves and approximately $27 million in third party recoveries that was recorded as receivables reducing SG&A. Included in the year ended October 1, 2021 is $297.8 million of costs incurred in connection with the investment in PA Consulting, in part classified as compensation costs.

(4)
The year ended September 30, 2022 included a $13.9 million gain related to a cost method investment sold during the period and a gain of $8.7 million related to lease terminations. The year ended October 1, 2021 included $34.7 million in fair value adjustments related to our investment in Worley stock (net of Worley stock dividends) and certain foreign currency revaluations relating to ECR sale proceeds, $(38.5) million related to impairment of our AWE Management Ltd. investment and $49.6 million in fair value adjustments related to our investment in C3 stock. The investments in Worley and C3 were sold in fiscal 2021 and therefore there are no comparable amounts in fiscal 2022 or 2023. Additionally, the increase in net interest expense from fiscal 2021 to fiscal 2022 is primarily due to the higher levels of debt outstanding due to the funding of the StreetLight and BlackLynx acquisitions and increased borrowings associated with the payment of the Legacy CH2M Matter settlement in fiscal 2022, in addition to higher interest rates. The increase in net interest expense from fiscal 2022 to fiscal 2023 is due primarily to higher interest rates.

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

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of Jacobs Solutions Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Jacobs Solutions Inc. and subsidiaries (the Company) as of September 29, 2023 and September 30, 2022, the related consolidated statements of earnings, comprehensive income, stockholders' equity and cash flows for each of the three fiscal years in the period ended September 29, 2023, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at September 29, 2023 and September 30, 2022, and the results of its operations and its cash flows for each of the three fiscal years in the period ended September 29, 2023, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of September 29, 2023, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated November 21, 2023 expressed an unqualified opinion thereon.

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

Redeemable Noncontrolling Interests
Description of the Matter
As of September 29, 2023, the balance of redeemable noncontrolling interest relating to the Company’s PA Consulting subsidiary was $633.0 million. As discussed in Note 2 of the consolidated financial statements, the redeemable noncontrolling interests are subject to remeasurement as of the balance sheet date based on the greater of the redemption value or the historical value resulting from the original acquisition date fair value plus the impact of any earnings or loss attribution amounts, including dividends. The redemption value is based on the fair value of PA Consulting, which is determined using a combination of a discounted cash flow analysis based upon projected financial information and a multiple of earnings before interest, taxes, depreciation and amortization.

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
November 21, 2023

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Jacobs Solutions Inc.
Opinion on Internal Control Over Financial Reporting
We have audited Jacobs Solutions Inc. and subsidiaries’ internal control over financial reporting as of September 29, 2023, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Jacobs Solutions Inc. and subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of September 29, 2023, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of September 29, 2023 and September 30, 2022, the related consolidated statements of earnings, comprehensive income, stockholders’ equity and cash flows for each of the three fiscal years in the period ended September 29, 2023, and the related notes and our report dated November 21, 2023 expressed an unqualified opinion thereon.
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
November 21, 2023