Form 10-Q
period 2023-12-29
JACOBS SOLUTIONS INC.
filed 2024-02-06
CIK 52988

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark one)
☒    Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended December 29, 2023
☐    Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check-mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes   ☒  No
Number of shares of common stock outstanding at January 26, 2024: 125,650,977

JACOBS SOLUTIONS INC.

Part I - FINANCIAL INFORMATION
Item 1.    Financial Statements.

JACOBS SOLUTIONS INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share information)

	December 29, 2023	September 29, 2023
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$1,142,227	$926,582
Receivables and contract assets	3,676,508	3,558,806
Prepaid expenses and other	156,533	204,965
Total current assets	4,975,268	4,690,353
Property, Equipment and Improvements, net	353,305	357,032
Other Noncurrent Assets:
Goodwill	7,421,398	7,343,526
Intangibles, net	1,268,329	1,271,943
Deferred income tax assets	46,525	53,131
Operating lease right-of-use assets	405,748	414,384
Miscellaneous	481,631	486,740
Total other noncurrent assets	9,623,631	9,569,724
	$14,952,204	$14,617,109
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Short-term debt	$55,839	$61,430
Accounts payable	1,114,790	1,143,802
Accrued liabilities	1,375,553	1,301,644
Operating lease liability	152,472	152,077
Contract liabilities	945,892	763,608
Total current liabilities	3,644,546	3,422,561
Long-term debt	2,834,880	2,813,471
Liabilities relating to defined benefit pension and retirement plans	276,307	258,540
Deferred income tax liabilities	153,869	221,158
Long-term operating lease liability	522,670	543,230
Other deferred liabilities	131,006	125,088
Commitments and Contingencies
Redeemable Noncontrolling interests	654,076	632,979
Stockholders’ Equity:
Capital stock:
Preferred stock, $1 par value, authorized - 1,000,000 shares; issued and outstanding - none	—	—
Common stock, $1 par value, authorized - 240,000,000 shares; issued and outstanding - 125,599,058 shares and 125,976,998 shares as of December 29, 2023 and September 29, 2023, respectively	125,599	125,977
Additional paid-in capital	2,729,416	2,735,325
Retained earnings	4,604,850	4,542,872
Accumulated other comprehensive loss	(781,591)	(857,954)
Total Jacobs stockholders’ equity	6,678,274	6,546,220
Noncontrolling interests	56,576	53,862
Total Group stockholders’ equity	6,734,850	6,600,082
	$14,952,204	$14,617,109

See the accompanying Notes to Consolidated Financial Statements – Unaudited.

JACOBS SOLUTIONS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS
Three Months Ended December 29, 2023 and December 30, 2022
(In thousands, except per share information)
(Unaudited)

	For the Three Months Ended
	December 29, 2023	December 30, 2022
Revenues	$4,159,225	$3,798,668
Direct cost of contracts	(3,308,687)	(2,983,955)
Gross profit	850,538	814,713
Selling, general and administrative expenses	(646,475)	(576,908)
Operating Profit	204,063	237,805
Other Income (Expense):
Interest income	8,233	3,007
Interest expense	(43,352)	(40,077)
Miscellaneous expense	(3,195)	(3,254)
Total other expense, net	(38,314)	(40,324)
Earnings from Continuing Operations Before Taxes	165,749	197,481
Income Tax benefit (expense) from Continuing Operations	16,279	(50,103)
Net Earnings of the Group from Continuing Operations	182,028	147,378
Net Loss of the Group from Discontinued Operations	(574)	(708)
Net Earnings of the Group	181,454	146,670
Net Earnings Attributable to Noncontrolling Interests from Continuing Operations	(7,226)	(7,031)
Net Earnings Attributable to Redeemable Noncontrolling interests	(2,618)	(3,992)
Net Earnings Attributable to Jacobs from Continuing Operations	172,184	136,355
Net Earnings Attributable to Jacobs	$171,610	$135,647
Net Earnings Per Share:
Basic Net Earnings from Continuing Operations Per Share	$1.38	$1.08
Basic Net Loss from Discontinued Operations Per Share	$—	$(0.01)
Basic Earnings Per Share	$1.37	$1.07

Diluted Net Earnings from Continuing Operations Per Share	$1.37	$1.07
Diluted Net Loss from Discontinued Operations Per Share	$—	$(0.01)
Diluted Earnings Per Share	$1.37	$1.06
See the accompanying Notes to Consolidated Financial Statements - Unaudited.

JACOBS SOLUTIONS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Three Months Ended December 29, 2023 and December 30, 2022
(In thousands)
(Unaudited)

	For the Three Months Ended
	December 29, 2023	December 30, 2022
Net Earnings of the Group	$181,454	$146,670
Other Comprehensive Income:
Foreign currency translation adjustment	108,048	165,335
Change in cash flow hedges	(27,666)	(10,144)
Change in pension plan liabilities	(10,753)	(22,266)
Other comprehensive income before taxes	69,629	132,925
Income Tax Benefit (Expense):
Foreign currency translation adjustment	—	(6,609)
Cash flow hedges	7,196	3,270
Change in pension plan liabilities	(462)	(308)
Income Tax Benefit (Expense):	6,734	(3,647)
Net other comprehensive income	76,363	129,278
Net Comprehensive Income of the Group	257,817	275,948
Net Earnings Attributable to Noncontrolling Interests	(7,226)	(7,031)
Net Earnings Attributable to Redeemable Noncontrolling interests	(2,618)	(3,992)
Net Comprehensive Income Attributable to Jacobs	$247,973	$264,925
See the accompanying Notes to Consolidated Financial Statements - Unaudited.

JACOBS SOLUTIONS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
For the Three Months Ended December 29, 2023 and December 30, 2022
(In thousands)
(Unaudited)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Jacobs Stockholders’ Equity	Noncontrolling Interests	Total Group Stockholders’ Equity
Balances at September 30, 2022	$127,393	$2,682,009	$4,225,784	$(975,130)	$6,060,056	$44,336	$6,104,392
Net earnings	—	—	135,647	—	135,647	7,031	142,678
Foreign currency translation adjustments, net of deferred taxes of $6,609	—	—	—	158,726	158,726	—	158,726
Pension plan liability, net of deferred taxes of $308	—	—	—	(22,574)	(22,574)	—	(22,574)
Change in cash flow hedges, net of deferred taxes of $(3,270)	—	—	—	(6,874)	(6,874)	—	(6,874)
Dividends	—	—	(874)	—	(874)	—	(874)
Redeemable Noncontrolling interests redemption value adjustment	—	—	(23,317)	—	(23,317)	—	(23,317)
Repurchase and issuance of redeemable noncontrolling interests	—	—	11,337	—	11,337	—	11,337
Noncontrolling interests - distributions and other	—	—	—	—	—	(1,873)	(1,873)
Stock based compensation	—	20,231	—	—	20,231	—	20,231
Issuances of equity securities including shares withheld for taxes	514	(3,762)	(4,484)	—	(7,732)	—	(7,732)
Repurchases of equity securities	(1,238)	(26,057)	(113,227)	—	(140,522)	—	(140,522)
Balances at December 30, 2022	$126,669	$2,672,421	$4,230,866	$(845,852)	$6,184,104	$49,494	$6,233,598

Balances at September 29, 2023	$125,977	$2,735,325	$4,542,872	$(857,954)	$6,546,220	$53,862	$6,600,082
Net earnings	—	—	171,610	—	171,610	7,226	178,836
Foreign currency translation adjustments	—	—	—	108,048	108,048	—	108,048
Pension plan liability, net of deferred taxes of $462	—	—	—	(11,215)	(11,215)	—	(11,215)
Change in cash flow hedges, net of deferred taxes of $(7,196)	—	—	—	(20,470)	(20,470)	—	(20,470)
Dividends	—	—	(361)	—	(361)	—	(361)
Redeemable Noncontrolling interests redemption value adjustment	—	—	(25,718)	—	(25,718)	—	(25,718)
Repurchase and issuance of redeemable noncontrolling interests	—	—	1,898	—	1,898	—	1,898
Noncontrolling interests - distributions and other	—	—	—	—	—	(4,512)	(4,512)
Stock based compensation	—	19,310	—	—	19,310	—	19,310
Issuances of equity securities including shares withheld for taxes	411	(8,093)	(3,350)	—	(11,032)	—	(11,032)
Repurchases of equity securities	(789)	(17,126)	(82,101)	—	(100,016)	—	(100,016)
Balances at December 29, 2023	$125,599	$2,729,416	$4,604,850	$(781,591)	$6,678,274	$56,576	$6,734,850
See the accompanying Notes to Consolidated Financial Statements – Unaudited.

JACOBS SOLUTIONS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Three Months Ended December 29, 2023 and December 30, 2022
(In thousands)
(Unaudited)

	For the Three Months Ended
	December 29, 2023	December 30, 2022
Cash Flows from Operating Activities:
Net earnings attributable to the Group	$181,454	$146,670
Adjustments to reconcile net earnings to net cash flows provided by operations:
Depreciation and amortization:
Property, equipment and improvements	25,169	27,979
Intangible assets	51,119	49,773
Stock based compensation	19,310	20,231
Equity in earnings of operating ventures, net of return on capital distributions	1,870	2,613
Loss on disposals of assets, net	608	241
Impairment of long-lived assets and equity method investment	—	27,142
Deferred income taxes	(58,239)	13,797
Changes in assets and liabilities, excluding the effects of businesses acquired:
Receivables and contract assets, net of contract liabilities	102,705	127,144
Prepaid expenses and other current assets	50,216	8,219
Miscellaneous other assets	28,385	42,578
Accounts payable	(35,843)	(51,669)
Accrued liabilities	37,584	(127,043)
Other deferred liabilities	(1,665)	8,462
Other, net	15,688	6,160
Net cash provided by operating activities	418,361	302,297
Cash Flows from Investing Activities:
Additions to property and equipment	(17,306)	(32,187)
Disposals of property and equipment and other assets	43	8
Capital contributions to equity investees, net of return of capital distributions	1,266	384
Acquisitions of businesses, net of cash acquired	—	(16,943)
Net cash used for investing activities	(15,997)	(48,738)
Cash Flows from Financing Activities:
Proceeds from long-term borrowings	540,401	1,282,000
Repayments of long-term borrowings	(567,752)	(1,289,421)
Repayments of short-term borrowings	(6,262)	—
Debt issuance costs	(1,606)	—
Proceeds from issuances of common stock	11,355	14,798
Common stock repurchases	(100,016)	(140,522)
Taxes paid on vested restricted stock	(22,387)	(22,530)
Cash dividends to shareholders	(33,366)	(29,811)
Net dividends associated with noncontrolling interests	(4,708)	(2,307)
Repurchase of redeemable noncontrolling interests	(24,360)	(58,353)
Net cash used for financing activities	(208,701)	(246,146)
Effect of Exchange Rate Changes	34,148	51,806
Net Increase in Cash and Cash Equivalents and Restricted Cash	227,811	59,219
Cash and Cash Equivalents, including Restricted Cash, at the Beginning of the Period	929,445	1,154,207
Cash and Cash Equivalents, including Restricted Cash, at the End of the Period	$1,157,256	$1,213,426
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

On August 29, 2022, Jacobs Engineering Group Inc. ("JEGI"), the predecessor to Jacobs Solutions Inc., implemented a holding company structure, which resulted in Jacobs Solutions Inc. becoming the parent company of, and successor issuer to, JEGI (the "Holding Company Reorganization"). For purposes of this report, references to Jacobs and the "Company", "we", "us" or "our" or our management or business at any point prior to the Holding Company Implementation Date refer to JEGI, or JEGI and its consolidated subsidiaries as the predecessor to Jacobs Solutions Inc.
The accompanying consolidated financial statements and financial information included herein have been prepared pursuant to the interim period reporting requirements of Form 10-Q. Consequently, certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) have been condensed or omitted. Readers of this Quarterly Report on Form 10-Q should also read our consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the fiscal year ended September 29, 2023 (“2023 Form 10-K”).
In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of our consolidated financial statements at December 29, 2023, and for the three months ended December 29, 2023.
Our interim results of operations are not necessarily indicative of the results to be expected for the full fiscal year.
On November 20, 2023, Jacobs entered into a definitive agreement to spin-off and combine our Critical Mission Solutions ("CMS") and portions of our Divergent Solutions business, including Cyber & Intelligence (the "Separated Businesses") with Amentum Parent Holdings LLC ("Amentum"), in a Reverse Morris Trust transaction intended to be tax-free to Jacobs’ shareholders for U.S. federal income tax purposes (hereinafter referred to as the “Separation Transaction”). The Separation Transaction, which is expected to close in fiscal year 2024, is subject to regulatory approvals and other customary closing conditions.
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

JACOBS SOLUTIONS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
Please refer to Note 2- Significant Accounting Policies of Notes to Consolidated Financial Statements included in our 2023 Form 10-K for a discussion of other significant estimates and assumptions affecting our consolidated financial statements.
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
Please refer to Note 2- Significant Accounting Policies of Notes to Consolidated Financial Statements included in our 2023 Form 10-K for a more complete discussion of the various items within the consolidated financial statements measured at fair value and the methods used to determine fair value. Please also refer to Note 17- Commitments and Contingencies and Derivative Financial Instruments for discussion regarding the Company's derivative instruments.
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

JACOBS SOLUTIONS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
4.    New Accounting Pronouncements
ASU 2023-09, Income Taxes, (Topic 740): Improvements to Income Tax Disclosures, provides qualitative and quantitative updates to the Company's effective income tax rate reconciliation and income taxes paid disclosures, among others, in order to enhance the transparency of income tax disclosures, including consistent categories and greater disaggregation of information in the rate reconciliation and disaggregation by jurisdiction of income taxes paid. The amendments in ASU 2023-09 are effective for fiscal years beginning after December 15, 2024, with early adoption permitted. The amendments should be applied prospectively; however, retrospective application is also permitted. ASU 2023-09 will be effective in the Company's annual fiscal 2026 period. The Company has identified and is implementing changes to processes and internal controls to meet the standard’s updated reporting and disclosure requirements.
ASU 2023-07, Segment Reporting, (Topic 280): Improvements to Reportable Segment Disclosures, requires disclosure of significant segment expenses that are regularly provided to the chief operating decision maker (“CODM”) and included within each reported measure of segment profit or loss, an amount and description of its composition for other segment items to reconcile to segment profit or loss, and the title and position of the entity’s CODM. The amendments in this update also expand the interim segment disclosure requirements. ASU 2023-07 is effective for annual periods beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted and the amendments in this update are required to be applied on a retrospective basis. The Company is evaluating the impact of this guidance on its consolidated financial statements and related disclosures.
ASU 2023-06, Disclosure Improvements: Amendments - Codification Amendments in Response to the Disclosure Update and Simplification Initiative of the Securities and Exchange Commission ("SEC"). The Financial Accounting Standards Board issued the standard to introduce changes to US GAAP that originate in either SEC Regulation S-X or S-K, which are rules about the form and content of financial reports filed with the SEC. The provisions of the standard are contingent upon instances where the SEC removes the related disclosure provisions from Regulation S-X and S-K. The Company does not expect that the application of this standard will have a material impact on our consolidated financial statements and related disclosures.
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

JACOBS SOLUTIONS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
The following table further disaggregates our revenue by geographic area for the three months ended December 29, 2023 and December 30, 2022 (in thousands):

	Three Months Ended
	December 29, 2023	December 30, 2022
Revenues:
United States	$2,798,055	$2,536,114
Europe	925,197	854,734
Canada	63,375	61,829
Asia	30,940	34,824
India	35,743	40,344
Australia and New Zealand	173,771	161,040
Middle East and Africa	132,144	109,783
Total	$4,159,225	$3,798,668
Contract Liabilities
Contract liabilities represent amounts billed to clients in excess of revenue recognized to date. Revenue recognized for the three months ended December 29, 2023 that was previously included in the contract liability balance on September 29, 2023 was $369.6 million. Revenue recognized for the three months ended December 30, 2022 that was included in the contract liability balance on September 30, 2022 was $330.3 million.
Remaining Performance Obligation
The Company’s remaining performance obligations as of December 29, 2023 represent a measure of the total dollar value of work to be performed on contracts awarded and in progress. The Company had approximately $17.7 billion in remaining performance obligations as of December 29, 2023. The Company expects to recognize approximately 56% of its remaining performance obligations into revenue within the next twelve months and the remaining 44% thereafter. The majority of the remaining performance obligations after the first twelve months are expected to be recognized over a four year period.
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
The following table reconciles the denominator used to compute basic EPS to the denominator used to compute diluted EPS for the three months ended December 29, 2023 and December 30, 2022 (in thousands):

JACOBS SOLUTIONS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

	Three Months Ended
	December 29, 2023	December 30, 2022
Numerator for Basic and Diluted EPS:
Net earnings attributable to Jacobs from continuing operations	$172,184	$136,355
Preferred Redeemable Noncontrolling interests redemption value adjustment (See Note 15- PA Consulting Redeemable Noncontrolling Interests)	1,766	—
Net earnings from continuing operations allocated to common stock for EPS calculation	$173,950	$136,355

Net loss from discontinued operations allocated to common stock for EPS calculation	$(574)	$(708)

Net earnings allocated to common stock for EPS calculation	$173,376	$135,647

Denominator for Basic and Diluted EPS:

Shares used for calculating basic EPS attributable to common stock	126,105	126,824

Effect of dilutive securities:
Stock compensation plans	708	672
Shares used for calculating diluted EPS attributable to common stock	126,813	127,496

Net Earnings Per Share:
Basic Net Earnings from Continuing Operations Per Share	$1.38	$1.08
Basic Net Loss from Discontinued Operations Per Share	$—	$(0.01)
Basic Earnings Per Share	$1.37	$1.07
Diluted Net Earnings from Continuing Operations Per Share	$1.37	$1.07
Diluted Net Loss from Discontinued Operations Per Share	$—	$(0.01)
Diluted Earnings Per Share	$1.37	$1.06
Note: Per share amounts may not add due to rounding.
Share Repurchases

On January 16, 2020, the Company's Board of Directors authorized a share repurchase program of up to $1.0 billion of the Company's common stock (the "2020 Repurchase Authorization"). The 2020 Repurchase Authorization expired on January 15, 2023. On January 25, 2023, the Company's Board of Directors authorized an incremental share repurchase program of up to $1.0 billion of the Company's common stock, to expire on January 25, 2026 (the "2023 Repurchase Authorization"). At December 29, 2023, the Company has $774.8 million remaining under the 2023 Repurchase Authorization.

The following table summarizes repurchase activity under the 2023 Repurchase Authorization through the first fiscal quarter of 2024:

Amount Authorized (2023 Repurchase Authorization)	Average Price Per Share (1)	Total Shares Retired	Shares Repurchased
$1,000,000,000	$126.80	788,758	788,758
(1)Includes commissions paid and calculated at the average price per share

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

Dividends
On January 25, 2024, the Company’s Board of Directors declared a quarterly dividend of $0.29 per share of the Company’s common stock to be paid on March 22, 2024, to shareholders of record on the close of business on February 23, 2024. Future dividend declarations are subject to review and approval by the Company’s Board of Directors. Dividends paid through the first fiscal quarter of 2024 and the preceding fiscal year are as follows:

Declaration Date	Record Date	Payment Date	Cash Amount (per share)
September 28, 2023	October 27, 2023	November 9, 2023	$0.26
July 6, 2023	July 28, 2023	August 25, 2023	$0.26
April 27, 2023	May 26, 2023	June 23, 2023	$0.26
January 25, 2023	February 24, 2023	March 24, 2023	$0.26
September 15, 2022	September 30, 2022	October 28, 2022	$0.23

JACOBS SOLUTIONS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
7.    Goodwill and Intangibles
The carrying value of goodwill appearing in the accompanying Consolidated Balance Sheets at December 29, 2023 and September 29, 2023 was as follows (in thousands):

	Critical Mission Solutions	People & Places Solutions	Divergent Solutions	PA Consulting	Total
Balance September 29, 2023	$2,244,985	$3,208,193	$595,712	$1,294,636	$7,343,526
Foreign currency translation and other	6,530	8,954	1,733	60,655	77,872
Balance December 29, 2023	$2,251,515	$3,217,147	$597,445	$1,355,291	$7,421,398
The following table provides certain information related to the Company’s acquired intangibles in the accompanying Consolidated Balance Sheets at December 29, 2023 and September 29, 2023 (in thousands):

	Customer Relationships, Contracts and Backlog	Developed Technology	Trade Names	Total
Balance September 29, 2023	$1,022,401	$74,791	$174,751	$1,271,943
Amortization	(44,602)	(3,971)	(2,546)	(51,119)
Foreign currency translation and other	25,655	244	21,606	47,505
Balance December 29, 2023	$1,003,454	$71,064	$193,811	$1,268,329
The following table presents estimated amortization expense of intangible assets for the remainder of fiscal 2024 and for the succeeding years.

Fiscal Year	(in millions)
2024	$158.5
2025	211.0
2026	187.8
2027	155.3
2028	144.4
Thereafter	411.3
Total	$1,268.3

JACOBS SOLUTIONS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
8.    Receivables and Contract Assets
The following table presents the components of receivables and contract assets appearing in the accompanying Consolidated Balance Sheets at December 29, 2023 and September 29, 2023, as well as certain other related information (in thousands):

	December 29, 2023	September 29, 2023
Components of receivables and contract assets:
Amounts billed, net	$1,546,936	$1,457,334
Unbilled receivables and other	1,443,568	1,442,486
Contract assets	686,004	658,986
Total receivables and contract assets, net	$3,676,508	$3,558,806
Other information about receivables:
Amounts due from the United States federal government, included above, net of contract liabilities	$789,949	$802,566
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
9.     Accumulated Other Comprehensive Income
The following table presents the Company's roll forward of accumulated other comprehensive income (loss) after-tax as of December 29, 2023 (in thousands):

	Change in Net Pension Obligation	Foreign Currency Translation Adjustment (1)	Gain/(Loss) on Cash Flow Hedges (2)	Total
Balance at September 29, 2023	$(325,692)	$(635,937)	$103,675	$(857,954)
Other comprehensive (loss) income	(11,215)	108,048	(10,785)	86,048
Reclassifications from accumulated other comprehensive income (loss)	—	—	(9,685)	(9,685)
Balance at December 29, 2023	$(336,907)	$(527,889)	$83,205	$(781,591)
(1) Included in the overall foreign currency translation adjustment for the three months ended December 29, 2023 and December 30, 2022 are $(37.7) million and $(74.9) million, respectively in unrealized gains (losses) on long-term foreign currency denominated intercompany loans not anticipated to be settled in the foreseeable future.
(2) Included in the Company’s cumulative net unrealized gains from interest rate and cross currency swaps recorded in accumulated other comprehensive income as of December 29, 2023 were approximately $19.1 million in unrealized gains, net of taxes, which are expected to be realized in earnings during the twelve months subsequent to December 29, 2023.

JACOBS SOLUTIONS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
10.    Income Taxes

                 The Company’s effective tax rates from continuing operations for the three months ended December 29, 2023 and December 30, 2022 were (9.8)% and 25.4%, respectively. The most significant item contributing to the difference between the statutory U.S. federal corporate tax rate of 21.0% and the Company's effective tax rate for the three-month period ended December 29, 2023 relates to a discrete event associated with the election to treat an Australian subsidiary as a corporation versus a partnership for U.S. tax purposes. The election resulted in the derecognition of a deferred tax liability, resulting in a discrete income tax benefit of $61.6 million as the Company asserts that a component of the investment will be indefinitely reinvested. This benefit was partly offset by U.S. state income tax expense of $3.2 million and U.S. tax on foreign earnings of $3.2 million. These expense items are expected to have a continuing impact on the Company's effective tax rate for the remainder of the fiscal year.

                 The most significant items contributing to the difference between the statutory U.S. federal corporate tax rate of 21.0% and the Company's effective tax rate for the three months ended December 30, 2022, were U.S. state income tax expense of $4.6 million and U.S. tax on foreign earnings of $3.6 million.

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

11.    Joint Ventures, VIEs and Other Investments
For the Company's consolidated variable interest entities ("VIE") joint ventures, the carrying value of assets and liabilities was $409.8 million and $256.4 million, respectively, as of December 29, 2023 and $424.2 million and $279.8 million, respectively, as of September 29, 2023. There are no consolidated VIEs that have debt or credit facilities.
For the Company's proportionate consolidated VIEs, the carrying value of assets and liabilities was $146.1 million and $138.2 million, respectively, as of December 29, 2023, and $132.0 million and $128.9 million, respectively, as of September 29, 2023.
The carrying values of our investments in equity method joint ventures in the Consolidated Balance Sheets (reported in Other Noncurrent Assets: Miscellaneous) as of December 29, 2023 and September 29, 2023 were $48.1 million and $49.6 million, respectively. Additionally, income from equity method joint ventures (reported in Revenue) was $10.3 million and $10.0 million, respectively, during the three months ended December 29, 2023 and December 30, 2022. As of December 29, 2023, the Company's equity method investment carrying values do not include material amounts exceeding their share of the respective joint ventures' reported net assets.
Accounts receivable from unconsolidated joint ventures accounted for under the equity method was $12.0 million and $16.1 million as of December 29, 2023 and September 29, 2023, respectively.

JACOBS SOLUTIONS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
12.    Borrowings
At December 29, 2023 and September 29, 2023, long-term debt consisted of the following (principal amounts in thousands):

	Interest Rate	Maturity	December 29, 2023	September 29, 2023
Revolving Credit Facility	Benchmark + applicable margin (1) (2)	February 2028	$—	$10,000
2021 Term Loan Facility - USD Portion	Benchmark + applicable margin (1) (3)	February 2026	120,000	120,000
2021 Term Loan Facility - GBP Portion	Benchmark + applicable margin (1) (3)	September 2025	829,075	794,170
2020 Term Loan Facility	Benchmark + applicable margin (1) (4)	March 2025 (6)	852,210	854,246
Fixed-rate:
5.9% Bonds, due 2033	5.9% (5)	March 2033	500,000	500,000
6.35% Bonds, due 2028	6.35%	August 2028	600,000	600,000

Less: Current Portion (6)			(52,444)	(51,773)
Less: Deferred Financing Fees			(13,961)	(13,172)
Total Long-term debt, net			$2,834,880	$2,813,471
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
(2)Depending on the Company’s Consolidated Leverage Ratio or Debt Rating (each as defined in the Revolving Credit Facility (defined below)), U.S. dollar denominated borrowings under the Revolving Credit Facility bear interest at either a SOFR rate plus a margin of between 0.975% and 1.725% or a base rate plus a margin of between 0% and 0.625%. The applicable SOFR rates, or LIBOR rate for the prior fiscal year end, including applicable margins at December 29, 2023 and September 29, 2023 were approximately 6.70% and 8.75%. Borrowings denominated in British pounds bear interest at an adjusted SONIA rate plus a margin of between 0.908% and 1.658%. There were no amounts drawn in British pounds as of December 29, 2023.
(3)Depending on the Company’s Consolidated Leverage Ratio or Debt Rating (each as defined in the Amended and Restated Term Loan Agreement (defined below)), U.S. dollar denominated borrowings under the 2021 Term Loan Facility bear interest at either a SOFR rate plus a margin of between 0.975% and 1.725% or a base rate plus a margin of between 0% and 0.625%. The applicable SOFR, or LIBOR rate for the prior fiscal year end, including applicable margins for borrowings denominated in U.S. dollars at December 29, 2023 and September 29, 2023 was approximately 6.70% and 6.68%. Borrowings denominated in British pounds bear interest at an adjusted SONIA rate plus a margin of between 0.908% and 1.658%, which was approximately 6.47% and 6.47% at December 29, 2023 and September 29, 2023, respectively.
(4)Depending on the Company’s Consolidated Leverage Ratio or Debt Rating (each as defined in the 2020 Term Loan Agreement), U.S. dollar denominated borrowings under the 2020 Term Loan Facility bear interest at either a SOFR rate plus a margin of between 0.975% and 1.725% or a base rate plus a margin of between 0% and 0.625%. The applicable SOFR, or LIBOR rate for the prior fiscal year end, including applicable margins for borrowings denominated in U.S. dollars at December 29, 2023 and September 29, 2023 were approximately 6.70% and 6.68%. Borrowings denominated in British pounds bear interest at an adjusted SONIA rate plus a margin of between 0.908% and 1.658%, which was approximately 6.47% and 6.47% at December 29, 2023 and September 29, 2023, respectively.
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

JACOBS SOLUTIONS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
(6)The current portion of long-term debt is comprised primarily of the 2020 Term Loan Facility quarterly principal repayments of 1.25%, or $9.125 million and £3.125 million, of the aggregate initial principal amount borrowed.
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
The Revolving Credit Agreement amended and restated the second amended and restated credit agreement dated March 27, 2019, by and among JEGI and certain of its subsidiaries and a syndicate of banks and financial institutions, in order to, among other things, (a) extend the maturity date of the Revolving Credit Facility to February 6, 2028, (b) replace and adjust interest rates based on market conditions and incorporate a sustainability-linked pricing adjustment, (c) revise the commitment fee on the unused portion of the facility to a range of 0.10% to 0.25% depending on the higher of the pricing level associated with JEGI's Debt Rating or the Consolidated Leverage Ratio, (d) increase the Consolidated Leverage Ratio financial covenant to 3.50:1.00 (subject to temporary increases to 4.00:1.00 following the closing of certain material acquisitions), (e) eliminate the net worth financial covenant and (f) add the Company as a guarantor of the obligations of JEGI and its subsidiaries under the Revolving Credit Agreement.
The Company and JEGI maintain an unsecured delayed draft term loan facility (the “2021 Term Loan Facility”) established under an amended and restated term loan agreement dated February 6, 2023 (the "Amended and Restated Term Loan Agreement"), by and among the Company and JEGI and a syndicate of banks and financial institutions. JEGI borrowed $200.0 million and £650.0 million of term loans under the 2021 Term Loan Facility and the proceeds of such term loans were used primarily to fund JEGI's investment in PA Consulting. The Amended and Restated Term Loan Agreement amended and restated the term loan agreement dated January 15, 2021, by and among JEGI and a syndicate of U.S. banks and financial institutions to, among other things: (a) extend the maturity date of the U.S. dollar term loan to February 6, 2026 and the British sterling term loan to September 1, 2025, (b) replace and adjust interest rates based on market conditions and incorporate a sustainability-linked pricing adjustment, (c) increase the Consolidated Leverage Ratio financial covenant to 3.50:1.00 (subject to temporary increases to 4.00:1.00 following the closing of certain material acquisitions), (d) eliminate the net worth financial covenant, and (e) add Jacobs as a guarantor of the obligations of JEGI under the Amended and Restated Term Loan Agreement.
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

JACOBS SOLUTIONS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
On December 20, 2023, the Revolving Credit Facility and Term Loan Facilities were amended to fix the point in time at which certain compliance thresholds are tested in connection with the Separation Transaction.
We were in compliance with the covenants under the Revolving Credit Facility and Term Loan Facilities at December 29, 2023.
5.90% Bonds, due 2033
On February 16, 2023, JEGI completed an offering of $500 million aggregate principal amount of 5.90% Bonds due 2033 (the “5.90% Bonds”). The 5.90% Bonds are fully and unconditionally guaranteed by the Company (the “5.90% Bonds Guarantee”). The 5.90% Bonds and the 5.90% Bonds Guarantee were offered pursuant to a prospectus supplement, dated February 13, 2023, to the prospectus dated February 6, 2023, that forms a part of the Company's and JEGI’s automatic shelf registration statement on Form S-3ASR previously filed with the SEC, and were issued pursuant to an Indenture, dated as of February 16, 2023, between JEGI, as issuer, the Company, as guarantor, and U.S. Bank Trust Company, National Association, as trustee (the “Trustee”), as amended and supplemented by the First Supplemental Indenture, dated as of February 16, 2023 (the “First Supplemental Indenture”). Interest on the 5.90% Bonds is payable semi-annually in arrears on each March 1 and September 1, commencing on September 1, 2023, until maturity. The 5.90% Bonds bear interest at 5.90% per annum, subject to adjustments as discussed in note (5) to the table above.
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
6.35% Bonds, due 2028
On August 18, 2023, JEGI completed an offering of $600 million aggregate principal amount of 6.35% Bonds due 2028 (the “6.35% Bonds”). The 6.35% Bonds are fully and unconditionally guaranteed by the Company (the “6.35% Bonds Guarantee”). The 6.35% Bonds and the 6.35% Bonds Guarantee were offered pursuant to a prospectus supplement, dated August 15, 2023, to the prospectus dated February 6, 2023, that forms a part of the Company and JEGI’s automatic shelf registration statement on Form S-3ASR previously filed with the SEC, and were issued pursuant to the Indenture, as amended and supplemented by the Second Supplemental Indenture, dated as of August 18, 2023 (the “Second Supplemental Indenture”). Interest on the 6.35% Bonds is payable semi-annually in arrears on each February 18 and August 18, commencing on February 18, 2024, until maturity. The Notes will bear interest at a rate of 6.35% per annum and will mature on August 18, 2028. The 6.35% Bonds bear interest at 6.35% per annum.
Prior to July 18, 2028 (the “6.35% Bonds Par Call Date”), JEGI may redeem the 6.35% Bonds at its option, in whole or in part, at any time and from time to time, at the redemption price calculated by JEGI (expressed as a percentage of principal amount and rounded to three decimal places) equal to the greater of: (1) (a) the sum of the present values of the remaining scheduled payments of principal and interest on the 6.35% Bonds being redeemed, assuming that such 6.35% Bonds matured on the 6.35% Bonds Par Call Date, discounted to the redemption date on a semiannual basis (assuming a 360-day year of twelve 30-day months), at the Treasury Rate (as defined in the Second Supplemental Indenture) plus 30 basis points, less (b) interest accrued to the redemption date, and (2) 100% of the principal amount of such 6.35% Bonds to be redeemed, plus, in either case, accrued and unpaid interest on the 6.35% Bonds, if any, to, but excluding, the redemption date. At any time and from time to time on or after the 6.35% Bonds Par Call Date, JEGI may redeem the 6.35% Bonds, at its option, in whole or in part, at a redemption price equal to 100% of the principal amount of the 6.35% Bonds to be redeemed, plus accrued and unpaid interest thereon, if any, to, but excluding, the redemption date.

JACOBS SOLUTIONS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
Other arrangements
During fiscal 2022, the Company entered into two treasury lock agreements with an aggregate notional value of $500.0 million to manage its expected interest rate exposure in anticipation of issuing up to $500.0 million of fixed rate debt. On February 13, 2023 and with the issuance of the 5.90% Bonds, the Company settled these treasury lock agreements. See Note 17- Commitments and Contingencies and Derivative Financial Instruments for more discussion around this transaction.
During fiscal 2020, the Company entered into interest rate and cross currency derivative contracts to swap a portion of our variable rate debt to fixed rate debt. See Note 17- Commitments and Contingencies and Derivative Financial Instruments for discussion regarding the Company's derivative instruments.
The Company has issued $0.9 million in letters of credit under the Revolving Credit Facility, leaving $2.25 billion of available borrowing capacity under the Revolving Credit Facility at December 29, 2023. In addition, the Company had issued $310.7 million under separate, committed and uncommitted letter-of-credit facilities for total issued letters of credit of $311.5 million at December 29, 2023.

JACOBS SOLUTIONS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
13.    Leases
The components of lease expense (reflected in selling, general and administrative expenses) for the three months ended December 29, 2023 and December 30, 2022 were as follows (in thousands):

	Three Months Ended
	December 29, 2023	December 30, 2022
Lease expense
Operating lease expense	$34,200	$35,282
Variable lease expense	9,337	9,346
Sublease income	(4,711)	(4,406)
Total lease expense	$38,826	$40,222
Supplemental information related to the Company's leases for the three months ended December 29, 2023 and December 30, 2022 was as follows (in thousands):

	Three Months Ended
	December 29, 2023	December 30, 2022
Cash paid for amounts included in the measurements of lease liabilities	$47,413	$45,770
Right-of-use assets obtained in exchange for new operating lease liabilities	$8,384	$29,801
Weighted average remaining lease term - operating leases	5.8 years	6.2 years
Weighted average discount rate - operating leases	3.4%	3.0%
Total remaining lease payments under the Company's leases for the remainder of fiscal 2024 and for the succeeding years is as follows (in thousands):

Fiscal Year	Operating Leases
2024	$131,023
2025	146,078
2026	122,727
2027	100,231
2028	82,567
Thereafter	160,807
743,433
Less Interest	(68,291)
$675,142

Right-of-Use and Other Long-Lived Asset Impairment
During fiscal 2023, as a result of the Company's transformation initiatives, including the changing nature of the Company's use of office space for its workforce, the Company evaluated its existing real estate lease portfolio. These initiatives resulted in the abandonment of certain leased office spaces and the establishment of a formal plan to sublease certain other leased spaces that will no longer be utilized by the Company. In connection with the Company’s actions related to these initiatives, the Company evaluated certain of its lease right-of-use assets and related property, equipment and leasehold improvements for impairment under ASC 360.

JACOBS SOLUTIONS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
As a result of this analysis, the Company recognized impairment losses during the first quarter of fiscal 2023 of $27.1 million, which is included in selling, general and administrative expenses in the accompanying statement of earnings. The impairment losses include $24.3 million related to right-of-use lease assets and $2.8 million related to other long-lived assets, including property, equipment and improvements and leasehold improvements for the fiscal 2023 period.
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
14.    Pension and Other Postretirement Benefit Plans
The following table presents the components of net periodic pension benefit expense recognized in earnings during the three months ended December 29, 2023 and December 30, 2022 (in thousands):

	Three Months Ended
	December 29, 2023	December 30, 2022
Component:
Service cost	$2,261	$1,748
Interest cost	21,560	20,233
Expected return on plan assets	(23,726)	(21,091)
Amortization of previously unrecognized items	1,949	1,304
Total net periodic pension benefit expense recognized	$2,044	$2,194
The service cost component of net periodic pension benefit is presented in the same line item as other compensation costs (direct cost of contracts and selling, general and administrative expenses) and the other components of net periodic pension expense are presented in miscellaneous income (expense), net on the Consolidated Statements of Earnings.
The following table presents certain information regarding the Company’s cash contributions to our pension plans for fiscal 2024 (in thousands):

Cash contributions made during the first three months of fiscal 2024	$5,297
Cash contributions projected for the remainder of fiscal 2024	13,984
Total	$19,281

JACOBS SOLUTIONS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

15.    PA Consulting Redeemable Noncontrolling Interests
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
During the first quarter of 2024, PA Consulting repurchased certain shares of the redeemable noncontrolling interest holders for $24.4 million in cash. The difference between the cash purchase prices and the recorded book values of these repurchased interests was recorded in the Company’s consolidated retained earnings. The Company held 70% and 69% of the outstanding ownership of PA Consulting as of December 29, 2023 and September 29, 2023, respectively.
During the first quarter of 2024 the Company recognized approximately $1.8 million in redemption value adjustments associated with redeemable noncontrolling interests preference share repurchase and reissuance activities that were recorded as an increase in consolidated retained earnings and a $0.01 increase in earnings per share, the results of which had no impact on the Company’s overall results of operations, financial position or cash flows. See Note 6- Earnings Per Share and Certain Related Information for more information.
Changes in the redeemable noncontrolling interests during the three months ended December 29, 2023 are as follows (in thousands):

Balance at September 29, 2023	$632,979
Accrued Preferred Dividend to Preference Shareholders	19,285
Attribution of Preferred Dividend to Common Shareholders	(19,285)
Net earnings attributable to redeemable noncontrolling interests to Common Shareholders	2,618
Redeemable Noncontrolling interests redemption value adjustment	25,718
Repurchase of redeemable noncontrolling interests	(26,258)
Cumulative translation adjustment and other	19,019
Balance at December 29, 2023	$654,076
In addition, certain employees and non-employees of PA Consulting are eligible to receive equity-based incentive grants in the future under the terms of the applicable agreements. During the first quarter of fiscal 2024 and 2023, the Company recorded $1.6 million and $4.3 million, respectively, in expenses associated with these agreements which is reflected in selling, general and administrative expenses in the consolidated statements of earnings.
The Company, through its investment in PA Consulting, held $1.0 million and $2.8 million at December 29, 2023 and September 29, 2023, respectively, in cash that is restricted from general use and is included in Prepaid expenses and other on the Consolidated Balance Sheets.

JACOBS SOLUTIONS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
16.    Restructuring and Other Charges
During fiscal 2023, the Company implemented restructuring and separation initiatives relating to the Separation Transaction which are expected to continue through fiscal 2025. Restructuring initiatives were also implemented during fiscal 2023 relating to our investment in PA Consulting, which is expected to continue through fiscal 2024, and the DVS segment reorganization, which is substantially completed. While restructuring activities for each of these programs are comprised mainly of employee termination costs, the separation activities and costs are primarily related to the engagement of outside services and internal personnel and other related costs dedicated to the Company’s Separation Transaction.
During fiscal 2022, the Company implemented certain restructuring and integration initiatives relating to the acquisitions of (i) BlackLynx, Inc. (“BlackLynx”) in November 2021, and (ii) StreetLight Data, Inc. (“StreetLight”) in February 2022. Also, during fiscal 2022 and continuing into fiscal 2023, the Company implemented further real estate rescaling efforts that were associated with its fiscal 2020 transformation program relating to real estate and other staffing initiatives. These initiatives are substantially complete.
During the fiscal year ended October 1, 2021, the Company recorded other-than-temporary impairment charges on its equity method investment in AWE Management Ltd (“AWE”) which were included in miscellaneous income (expense), net in the consolidated statement of earnings. During fiscal year 2022, the contractual operating arrangement with UK Ministry of Defence was terminated which has resulted in the wind down and full impairment of the AWE Joint Venture with immaterial activity expected going forward.
During fiscal 2021, the Company implemented certain integration initiatives associated with our PA Consulting investment. The activities are substantially completed.
During fiscal 2019 and continuing into fiscal 2020, the Company implemented certain restructuring and separation initiatives associated with the ECR sale and other related cost reduction initiatives. The restructuring activities and related costs were comprised mainly of separation and lease abandonment and sublease programs, while the separation activities and costs were mainly related to the engagement of consulting services and internal personnel and other related costs dedicated to the Company’s ECR-business separation. The activities of these initiatives have been substantially completed.
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

JACOBS SOLUTIONS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
The following table summarizes the impacts of the Restructuring and other charges by reportable segment in connection with the Separation Transaction, PA Consulting investment, DVS segment reorganization, StreetLight and BlackLynx acquisitions, the Company’s transformation initiatives relating to real estate and other staffing programs, the ECR sale, and CH2M acquisition for the three months ended December 29, 2023 and December 30, 2022 (in thousands):

	Three Months Ended
	December 29, 2023	December 30, 2022
Critical Mission Solutions	$2,163	$2,212
People & Places Solutions	8,129	27,317
Divergent Solutions	900	1,581
PA Consulting	1,175	—
Corporate	29,002	3,333
Total	$41,369	$34,443
Amounts included in:
Operating profit (mainly SG&A) (1)	$41,369	$35,072
Other Income, net	—	(629)
	$41,369	$34,443

(1)The three months ended December 29, 2023 included $40.1 million in restructuring and other charges mainly relating to the Separation Transaction (primarily professional services and employee separation costs). The three months ended December 30, 2022, included $27.8 million in charges associated mainly with real estate impairments and related charges.

JACOBS SOLUTIONS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
The activity in the Company’s accruals for Restructuring and other charges for the three months ended December 29, 2023 is as follows (in thousands):

Balance at September 29, 2023	$37,318
Net Charges (Credits) (1)	41,320
Payments and other	(46,145)
Balance at December 29, 2023	$32,493
(1) Excludes other net charges associated mainly with the real estate related impairments and other transformation activities during the three months ended December 29, 2023.
The following table summarizes the Restructuring and other charges by major type of costs for the three months ended December 29, 2023 and December 30, 2022 (in thousands):

	Three Months Ended
	December 29, 2023	December 30, 2022
Lease Abandonments and Impairments	$49	$26,831
Voluntary and Involuntary Terminations	11,728	6,570
Outside Services (1)	24,983	675
Other (2)	4,609	367
Total	$41,369	$34,443
(1) Amounts in the three months ended December 29, 2023 are comprised of outside services relating to the Separation Transaction.
(2) Amounts in the three months ended December 29, 2023 are comprised of charges relating to the Separation Transaction.
Cumulative amounts incurred to date under our various Restructuring and other activities described above by each major type of cost as of December 29, 2023 are as follows (in thousands):

Lease Abandonments and Impairments	$432,773
Voluntary and Involuntary Terminations	180,044
Outside Services	370,673
Other	200,543
Total	$1,184,033
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
During fiscal 2022, the Company entered into two treasury lock agreements with a total notional value of $500 million to manage its interest rate exposure to the anticipated issuance of fixed rate debt before December 2023. On February 13, 2023, the Company settled these treasury lock agreements and issued the 5.90% Bonds in the aggregate principal amount of $500 million, which resulted in the receipt of cash and a gain of $37.4 million, before tax, which is being amortized to interest expense and recognized over the term of the 5.90% Bonds. See Note 12- Borrowings for further discussion relating to the terms of the 5.90% Bonds. The unrealized net gain on these instruments was $25.8 million and $26.5 million, net of tax, and is included in accumulated other comprehensive income as of December 29, 2023 and September 29, 2023, respectively.

JACOBS SOLUTIONS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
In fiscal 2020 we entered into interest rate swap agreements with a notional value of $779.9 million as of December 29, 2023 to manage the interest rate exposure on our variable rate loans. By entering into the swap agreements, the Company converted the LIBOR and SONIA rate based liabilities into fixed rate liabilities. The fair value of the interest rate swaps at December 29, 2023 and September 29, 2023 was $76.3 million and $102.6 million respectively, which are included in miscellaneous other assets on the consolidated balance sheet. The unrealized net gain on these interest rate swaps as of December 29, 2023 and September 29, 2023 was $57.4 million and $77.2 million, respectively, net of tax, and was included in accumulated other comprehensive income.
Additionally, in fiscal 2020, we entered into a cross-currency swap agreement with a notional value of $127.8 million to manage the interest rate and foreign currency exposure on our USD borrowings by a European subsidiary. By entering into the cross currency swap, our LIBOR rate based borrowing in USD to a fixed rate Euro liability, for periods ranging from three and a half to ten years. During the fourth quarter of fiscal 2023, the Company paid down the borrowings hedged by the cross currency swap and settled the cross currency swap agreement.
During fiscal 2023, the aggregate liability amounts denominated in U.S. dollars transitioned from underlying LIBOR benchmarked rates to the SOFR and the terms of the swaps were amended accordingly. The swaps were designated as cash-flow hedges in accordance with ASC 815, Derivatives and Hedging.
Additionally, the Company held foreign exchange forward contracts in currencies that support our operations, including British Pound, Euro, Australian Dollar and other currencies, with notional values of $964.9 million at December 29, 2023 and $857.7 million at September 29, 2023. The length of these contracts currently ranges from one week to 12 months. The fair value of the foreign exchange contracts at December 29, 2023 was $23.3 million, of which $24.8 million is included within current assets and $(1.5) million is included within accounts payable on the consolidated balance sheet as of December 29, 2023. The fair value of the contracts as of September 29, 2023 was $9.5 million, of which $16.1 million is included within current assets and $(6.6) million is included within accounts payable on the consolidated balance sheet as of September 29, 2023. Associated income statement impacts are included in miscellaneous income (expense) in the consolidated statements of earnings for both periods.
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
At December 29, 2023 and September 29, 2023, the Company had issued and outstanding approximately $311.5 million and $322.0 million, respectively, in LOCs and $2.1 billion and $2.0 billion, respectively, in surety bonds.

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
18.    Segment Information
The Company's four operating segments are comprised of its two global lines of business ("LOBs"): Critical Mission Solutions ("CMS") and People & Places Solutions ("P&PS"), its business unit Divergent Solutions ("DVS") and its majority investment in PA Consulting.
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

JACOBS SOLUTIONS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

	For the Three Months Ended
	December 29, 2023	December 30, 2022
Revenues from External Customers:
Critical Mission Solutions	$1,128,603	$1,075,175
People & Places Solutions	2,470,441	2,226,985
Divergent Solutions	254,180	214,465
PA Consulting	306,001	282,043
Total	$4,159,225	$3,798,668

	For the Three Months Ended
	December 29, 2023	December 30, 2022
Segment Operating Profit:
Critical Mission Solutions	$93,407	$82,220
People & Places Solutions	224,998	226,619
Divergent Solutions (1)	7,581	11,967
PA Consulting	54,455	51,027
Total Segment Operating Profit	380,441	371,833
Other Corporate Expenses (2)	(121,060)	(93,686)
Restructuring, Transaction and Other Charges (3)	(55,318)	(40,342)
Total U.S. GAAP Operating Profit	204,063	237,805
Total Other Expense, net	(38,314)	(40,324)
Earnings from Continuing Operations Before Taxes	$165,749	$197,481

(1)
Includes an approximate $15 million pre-tax non-cash charge associated with an inventory write down during the fiscal 2024 period comprised of adjustments of immaterial cumulative inventory misstatements previously reported which would not have been material to any prior period financial statements nor any amounts reported in the current period.

(2)
Other corporate expenses included intangibles amortization of $51.1 million and $49.8 million for the three months ended December 29, 2023 and December 30, 2022, respectively, along with an approximate $10 million intangibles impairment charge in the three month ended December 29, 2023 period. Additionally, the comparison of the three month period of fiscal 2024 to the corresponding 2023 period was unfavorably impacted by the one-time net favorable impacts of $41 million relating mainly to changes in employee benefits programs in the prior year, partly offset by year over year favorable department spending as well as favorable impacts of corporate functional overhead cost recovery by our lines of business.

(3)
The three months ended December 29, 2023 included $40.1 million in restructuring and $11.0 million of transaction charges, mainly relating to the Separation Transaction (primarily professional services and employee separation costs). Included in the three months ended December 30, 2022 were mainly $27.1 million in restructuring and other charges associated mainly with real estate impairments with the remainder associated with other miscellaneous separation and transaction professional services costs from the prior year.

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

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.
General
The purpose of this Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is to provide a narrative analysis explaining the reasons for material changes in the Company’s (i) financial condition from the most recent fiscal year-end to December 29, 2023 and (ii) results of operations during the current fiscal period(s) as compared to the corresponding period(s) of the preceding fiscal year. In order to better understand such changes, readers of this MD&A should also read:
•The discussion of the critical and significant accounting policies used by the Company in preparing its consolidated financial statements. The most current discussion of our critical accounting policies appears in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations of our 2023 Form 10-K, and the most current discussion of our significant accounting policies appears in Note 2- Significant Accounting Polices in Notes to Consolidated Financial Statements of our 2023 Form 10-K;
•The Company’s fiscal 2023 audited consolidated financial statements and notes thereto included in our 2023 Form 10-K; and
•Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our 2023 Form 10-K.

In addition to historical information, this MD&A and other parts of this Quarterly Report on Form 10-Q contain forward-looking statements within the meaning of the United States Private Securities Litigation Reform Act of 1995. Forward-looking statements are statements that do not directly relate to any historical or current fact. When used herein, words such as “expects,” “anticipates,” “believes,” “seeks,” “estimates,” “plans,” “intends,” “future,” “will,” “would,” “could,” “can,” “may,” "target," "goal" and similar words are intended to identify forward-looking statements. Examples of forward-looking statements include, but are not limited to, statements we make concerning the financial condition and results of operations and our expectations as to our future growth, prospects, financial outlook and business strategy for fiscal year 2024 or future fiscal years, including our expectations for the timing of completion of restructuring activities and savings to be realized from such activities, as well as the ability to effectuate the Separation Transaction on the expected terms and on the projected timeline, and any assumptions underlying any of the foregoing. Although such statements are based on management’s current estimates and expectations, and/or currently available competitive, financial, and economic data, forward-looking statements are inherently uncertain, and you should not place undue reliance on such statements as actual results may differ materially. We caution the reader that there are a variety of risks, uncertainties and other factors that could cause actual results to differ materially from what is contained, projected or implied by our forward-looking statements. Such factors include uncertainties as to the timing of the Separation Transaction, the impact of the Separation Transaction on Jacobs' and the combined company's businesses if the transaction is completed, including a possible impact on Jacobs' credit profile and a possible decrease in the trading price of Jacobs' and/or the combined company's shares, the possibility that the Separation Transaction, if completed, may not qualify for the expected tax treatment, the ability to obtain all required regulatory approvals, the possibility that closing conditions for the Separation Transaction may not be satisfied or waived, on a timely basis or otherwise, the risk that any consents or approvals required in connection with the Separation Transaction may not be received, the risk that the Separation Transaction may not be completed on the terms or in the time frame expected by the parties, uncertainties as to our and our stockholders' respective ownership percentages of the combined company and the value to be derived from the disposition of Jacobs’ stake in the combined company, unexpected costs, charges or expenses resulting from the Separation Transaction, business and management strategies and the growth expectations of the combined company, the inability of Jacobs' and the combined company to retain and hire key personnel, customers or suppliers while the Separation Transaction is pending or after it is completed, and the ability of the Company to eliminate all stranded costs, as well as other factors related to our business, such as our ability to fully execute on our three-year corporate strategy, including our ability to invest in the tools needed to implement our strategy, competition from existing and future competitors in our target markets, our ability to achieve the cost-savings and synergies contemplated by our recent acquisitions within the expected time frames or to achieve them fully and to successfully integrate acquired businesses while retaining key personnel, the impact of any pandemic, and any resulting economic downturn on our results, prospects and opportunities, measures or restrictions imposed by governments and health officials in response to the pandemic, the timing of the award of projects and funding and potential changes to the amounts provided for, under the Infrastructure Investment and Jobs Act, as well as other legislation related to governmental spending, any changes in U.S. or foreign tax laws, statutes, rules, regulations or ordinances that may adversely impact our future financial positions or results of operations, financial market risks that may affect the Company, including by affecting the Company's access to capital, the cost of such capital and/or the Company's funding obligations under defined benefit pension and postretirement plans, as well as general economic conditions, including inflation and the actions taken by monetary authorities in response to inflation, changes in interest rates and foreign currency exchange rates, changes in capital markets, instability in the banking industry, or the impact of a possible recession or economic downturn on our results, prospects and opportunities, and geopolitical events and conflicts, among others. The impact of such matters includes, but is not limited to, the possible reduction in demand for certain of our product solutions and services and the delay or abandonment of ongoing or anticipated projects due to the financial condition of our clients and suppliers or to governmental budget constraints or changes to governmental budgetary priorities; the inability of our clients to meet their payment obligations in a timely manner or at all; potential issues and risks related to a significant portion of our employees working remotely; illness, travel restrictions and other workforce disruptions that have and could continue to negatively affect our supply chain and our ability to timely and satisfactorily complete our clients’ projects; difficulties associated with retaining and hiring additional employees; and the inability of governments in certain of the countries in which we operate to effectively mitigate the financial or other impacts of any future pandemics or infectious disease outbreaks on their economies and workforces and our operations therein. The foregoing factors and potential future developments are inherently uncertain, unpredictable and, in many cases, beyond our control. For a description of these and additional factors that may occur that could cause actual results to differ from our forward-looking statements, see Item 1A, Risk Factors included in our 2023 Form 10-K and in this Quarterly Report on Form 10-Q. We undertake no obligation to release publicly any revisions or updates to any forward-looking statements. We encourage you to read carefully the risk factors, as well as the financial and business disclosures contained in this Quarterly Report on Form 10-Q and in other documents we file from time to time with the United States Securities and Exchange Commission (the "SEC").
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
Our Boldly Moving Forward strategy announced in March of 2022 provides Jacobs with a three-year strategy that builds on our success over the preceding three years and takes advantage of a new lens crafted from the incredible pace of change in the world and in our markets. We’re now focused on broadening our leadership in high growth sectors aligned with long-term secular trends, such as infrastructure renewal and investment, and the global transition to more sustainable ways of living. Our strategy is driven by our purpose and values and reflects our vision of becoming a company like no other. An extensive evaluation of global trends, capabilities and markets to understand the largest opportunities, projected spend and growth rates identified three growth accelerators: Climate Response, Consulting & Advisory and Data Solutions, which cut across our entire organization and markets creating connections among global market trends, the solutions we deliver and our company purpose. Our three growth accelerators are delivering significant value for our clients, positioning Jacobs for high-margin growth while advancing sustainability and social value in the communities where we serve.
Climate Response
As a purpose-led company, we know we have a pivotal role to play across the entire Climate Response value chain – focusing on end-to-end solutions in energy transition, decarbonization, adaptation and resilience, and regenerative and nature-based climate solutions. We consider this not only good business, but our duty to channel our technology-enabled expertise and capabilities toward benefiting people and the planet.
Data Solutions
As our clients navigate multifaceted challenges in a rapidly changing world, we are harnessing our data and digital capabilities, products and tools to help our clients operate more efficiently in a safe environment and capitalize on their data more than ever before. We're empowering innovation and ingenuity to unlock better outcomes. We’re investing in big data, artificial intelligence and generative design while building a technology backbone that enables us to add value in a more efficient way.
Consulting and Advisory
Together with our visionary partner, PA Consulting, we're expanding our position in high-end advisory services and deploying our collective strengths to create significant opportunities for our clients to adapt, innovate and transform.

We're focused on broadening our leadership in sustainable, higher growth, higher value sectors. As part of our strategy, our brand promise: "Challenging today. Reinventing tomorrow." signals our transition to a global technology-forward solutions company. We began trading as “J” on the New York Stock Exchange in December 2019, and in March 2021 our Global Industry Classifications Standard code changed to Research & Consulting Services. Our Focus 2023 Transformation Office drove further innovation, delivering value-creating solutions for our clients and leveraging an integrated digital and technology strategy to improve our efficiency and effectiveness, ultimately freeing up valuable time and resources for reinvestment in our people.
In the fourth quarter fiscal 2022, Jacobs Engineering Group Inc. (the predecessor parent company) created a new holding company, Jacobs Solutions Inc., which became the new parent company of Jacobs Engineering Group Inc. As a result of the transaction, the predecessor parent company's then-current stockholders automatically became stockholders of Jacobs Solutions Inc., on a one-for-one basis, with the same number of shares and same ownership percentage of the predecessor parent company’s common stock that they held immediately prior to the transaction.

Operating Segments
The services we provide fall into the following two lines of business (LOB): Critical Mission Solutions (CMS) and People & Places Solutions (P&PS). Our LOBs, our business unit Divergent Solutions (DVS), which operates as an integrated offering to both LOBs, and a majority investment in PA Consulting (PA) constitute the Company’s reportable segments and are the foundation for how Jacobs helps create a more connected, sustainable world. For additional information regarding our segments, including information about our financial results by segment and financial results by geography, see Note 18- Segment Information and Note 5- Revenue Accounting for Contracts of Notes to Consolidated Financial Statements.

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
CMS is included as part of the Separation Transaction announced on November 20, 2023, which is expected to close in fiscal year 2024, subject to regulatory approvals and other customary closing conditions.
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

Divergent Solutions (DVS)
    Jacobs’ operating segment, Divergent Solutions, serves as the core foundation for developing and delivering innovative, next-generation cloud, cyber, data and digital technologies. DVS further strengthens our ability to drive value for clients of both LOBs by leveraging a full spectrum of cyber, data analytics, systems and software application integration services across Jacobs. Our core capabilities include global strategic alliances, innovation collaboration, next-generation technologies, software and data as a service and data and secure solutions. DVS clients include government agencies and commercial clients in the U.S. and international markets. The Separation Transaction announced on November 20, 2023 includes portions of DVS, including its Cyber & Intelligence business.
PA Consulting
Jacobs invested in a 65% stake in PA Consulting, the company that is bringing ingenuity to life. PA accelerates new growth ideas from concept, through design and development and to commercial success, and revitalizes organizations, building leadership, culture, systems and processes to make innovation a reality. PA Consulting's global team of approximately 4,000, which includes strategists, innovators, designers, consultants, digital experts, scientists, engineers and technologists work across seven sectors: consumer and manufacturing, defense and security, energy and utilities, financial services, government, health and life sciences, and transport to make a positive impact alongside the clients it supports.
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

Results of Operations for the three months ended December 29, 2023 and December 30, 2022
(in thousands, except per share information)

	For the Three Months Ended
	December 29, 2023	December 30, 2022
Revenues	$4,159,225	$3,798,668
Direct cost of contracts	(3,308,687)	(2,983,955)
Gross profit	850,538	814,713
Selling, general and administrative expenses	(646,475)	(576,908)
Operating Profit	204,063	237,805
Other Income (Expense):
Interest income	8,233	3,007
Interest expense	(43,352)	(40,077)
Miscellaneous expense	(3,195)	(3,254)
Total other expense, net	(38,314)	(40,324)
Earnings from Continuing Operations Before Taxes	165,749	197,481
Income Tax benefit (expense) from Continuing Operations	16,279	(50,103)
Net Earnings of the Group from Continuing Operations	182,028	147,378
Net Loss of the Group from Discontinued Operations	(574)	(708)
Net Earnings of the Group	181,454	146,670
Net Earnings Attributable to Noncontrolling Interests from Continuing Operations	(7,226)	(7,031)
Net Earnings Attributable to Redeemable Noncontrolling interests	(2,618)	(3,992)
Net Earnings Attributable to Jacobs from Continuing Operations	172,184	136,355
Net Earnings Attributable to Jacobs	$171,610	$135,647
Net Earnings Per Share:
Basic Net Earnings from Continuing Operations Per Share	$1.38	$1.08
Basic Net Loss from Discontinued Operations Per Share	$—	$(0.01)
Basic Earnings Per Share	$1.37	$1.07

Diluted Net Earnings from Continuing Operations Per Share	$1.37	$1.07
Diluted Net Loss from Discontinued Operations Per Share	$—	$(0.01)
Diluted Earnings Per Share	$1.37	$1.06

Overview – Three Months Ended December 29, 2023
Net earnings attributable to the Company from continuing operations for the first fiscal quarter ended December 29, 2023 were $172.2 million (or $1.37 per diluted share), an increase of $35.8 million, from net earnings of $136.4 million (or $1.07 per diluted share) for the corresponding period last year. The current results reflected lower operating profit in the first fiscal quarter of 2024, which was impacted by $55.3 million in pre-tax Restructuring and other charges and transaction costs due primarily to expenses incurred relating to the Separation Transaction (mainly professional services and employee separation costs), compared to fiscal 2023 amounts of $39.7 million mainly associated with the Company's transformation initiatives relating to real estate, which are discussed in Note 16- Restructuring and Other Charges. This is partially offset by the 2023 first fiscal quarter net favorable impact of approximately $15.0 million in overhead cost reductions associated mainly with one-time benefit program changes, which was offset in part by higher incentive and other compensation charges and higher investments in company technology platforms. First quarter fiscal 2024 other expense, net, was $38.3 million, a decrease of $2.0 million versus first quarter fiscal 2023 amounts of $40.3 million, with the current period primarily impacted by favorable higher interest income, partly offset by unfavorable higher interest expense. Further, our reported net earnings for the current year quarter were favorably impacted by a decrease in income taxes of $66.4 million compared to the fiscal 2023 period, attributable mainly to a deferred income tax benefit of $61.6 million in Australia.
Consolidated Results of Operations
Revenues for the first fiscal quarter of 2024 were $4.16 billion, an increase of $0.36 billion, or 9.5%, from $3.80 billion for the corresponding period last year. Revenue increases for the year over year period were due mainly to the Company's P&PS business, as well as revenue increases seen across our other reporting segments. The P&PS business benefited primarily from stronger performance in its Advanced Facilities, Federal & Environmental and Energy & Power operations. Our CMS business benefited from increased volume in the nuclear remediation sector in the U.S. and United Kingdom as well as strong performance in the space, defense, and energy markets. Also, revenue was favorably impacted by foreign currency translation of $53.1 million for the three months ended December 29, 2023, across our international businesses, as compared to an unfavorable $158.5 million for the three months ended December 30, 2022.
Gross profit for the first fiscal quarter of 2024 was $850.5 million, an increase of $35.8 million, or 4.4%, from $814.7 million from the corresponding period last year, with gross profit margins of 20.4% and 21.4% for the respective periods. Our absolute increase in gross profit was attributable mainly due to favorable benefits from recent new program startups won in the prior year, with slight margins impacts from year over year mix as well as personnel cost impacts.
See Segment Financial Information discussion for further information on the Company’s results of operations at the operating segment.
SG&A expenses for the three months ended December 29, 2023 were $646.5 million, compared to $576.9 million for the corresponding period last year, representing an increase of $69.6 million or 12.1%. Restructuring and other charges for the three months ended December 29, 2023 included $40.1 million in restructuring and other charges, primarily related to the Separation Transaction (mainly professional services and employee separation costs). Additionally, the three months ended December 29, 2023 included an approximate $15 million pre-tax non-cash charge associated with an inventory write down and an approximate $10 million non-cash intangibles impairment. The three months ended December 30, 2022 included $27.1 million in costs associated with the Company's transformation initiatives relating to real estate. Lastly, SG&A expenses were impacted by unfavorable foreign currency translation of $9.3 million for the three months ended December 29, 2023 as compared to favorable impacts of $27.5 million for the corresponding period last year with the remainder associated with other miscellaneous separation and transaction professional services costs from the prior year.
Net interest expense for the three months ended December 29, 2023 was $35.1 million, a decrease of $2.0 million from $37.1 million, or 5.3%, for the corresponding period last year. The decrease in net interest expense for the three month period was due primarily to higher interest rates in the current year compared to the prior year period, resulting in increases in interest income as well as interest expense. The increase in interest expense is partly offset by lower overall levels of debt compared to the corresponding period last year.
Miscellaneous expense, net for the three months ended December 29, 2023 was $(3.2) million, in comparison to $(3.3) million for the corresponding period last year. The unfavorable $0.1 million impacts compared to the prior three month comparable period were due primarily to comparatively unfavorable foreign exchange gains and losses in the current year period.
The Company’s effective tax rates from continuing operations for the three months ended December 29, 2023 and December 30, 2022 were (9.8)% and 25.4%, respectively. The most significant item contributing to the difference between the statutory U.S. federal corporate tax rate of 21.0% and the Company's effective tax rate for the three-month period ended December 29, 2023 relates to a discrete event associated with the election to treat an Australian subsidiary as a corporation versus a partnership for U.S. tax purposes. The election resulted in the derecognition of a deferred tax liability, resulting in a discrete income tax benefit of $61.6 million as the Company asserts that a component of the investment will be indefinitely reinvested. This benefit was partly offset by U.S. state income tax expense of $3.2 million and U.S. tax on foreign earnings of $3.2 million. These expense items are expected to have a continuing impact on the Company's effective tax rate for the remainder of the fiscal year.

The most significant items contributing to the difference between the statutory U.S. federal corporate tax rate of 21.0% and the Company's effective tax rate for the three months ended December 30, 2022, were U.S. state income tax expense of $4.6 million and U.S. tax on foreign earnings of $3.6 million.
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
Restructuring and Other Charges
During fiscal 2023, the Company implemented restructuring initiatives relating to the Separation Transaction. The Company incurred approximately $19.8 million in fiscal 2023 and $10.6 million in the three months ended December 29, 2023, in pre-tax cash charges in connection with these initiatives. These actions, which are expected to be substantially completed before the end of fiscal 2025, are expected to result in estimated gross annualized pre-tax cash savings of approximately $72 million to $88 million. We will likely incur additional charges under this program through fiscal 2025, which are expected to result in additional savings in future periods.
During third quarter fiscal 2023, the Company approved a plan to improve business processes and cost structures of our PA Consulting investment by reorganizing senior management and reducing headcount. In connection with these initiatives, which are expected to be substantially complete before the end of fiscal 2024, the Company incurred approximately $14.3 million during fiscal 2023 and $1.2 million in the three months ending December 29, 2023, in pre-tax cash charges. These activities are expected to result in estimated gross annualized pre-tax cash savings of approximately $40 million to $45 million.
During fiscal 2023, the Company implemented restructuring and cost reduction initiatives relating to the formation of the reporting and operating segment, Divergent Solutions, which were substantially completed in fiscal 2023. The Company incurred approximately $7.5 million in pre-tax cash charges in connection with these initiatives during the year ended September 29, 2023. These actions are expected to result in estimated gross annualized pre-tax cash savings of approximately $20 million to $24 million.
During fiscal 2020 and continuing into fiscal 2023, the Company implemented further real estate rescaling efforts that were associated with its fiscal 2020 transformation program relating to real estate. These activities were substantially completed in fiscal 2023. In connection with these efforts, the Company has incurred $47.3 million and $72.4 million for the years ended September 29, 2023 and September 30, 2022, respectively, in pre-tax mainly non-cash charges. These actions resulted in non-cash savings related to the future amortization of lease right-of-use assets over the remaining lease terms. Additionally, the objective of these initiatives was to create a modern, flexible work platform tailored to employees’ needs due to globalization and digital advances and to create total emissions savings that will be realized as we continue to optimize our real estate footprint.
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

	Three Months Ended
	December 29, 2023	December 30, 2022
Revenues from External Customers:
Critical Mission Solutions	$1,128,603	$1,075,175
People & Places Solutions	2,470,441	2,226,985
Divergent Solutions	254,180	214,465
PA Consulting	306,001	282,043
Total	$4,159,225	$3,798,668

	Three Months Ended
	December 29, 2023	December 30, 2022
Segment Operating Profit:
Critical Mission Solutions	$93,407	$82,220
People & Places Solutions	224,998	226,619
Divergent Solutions (1)	7,581	11,967
PA Consulting	54,455	51,027
Total Segment Operating Profit	380,441	371,833
Other Corporate Expenses (2)	(121,060)	(93,686)
Restructuring, Transaction and Other Charges (3)	(55,318)	(40,342)
Total U.S. GAAP Operating Profit	204,063	237,805
Total Other Expense, net	(38,314)	(40,324)
Earnings Before Taxes from Continuing Operations	$165,749	$197,481

(1)	Includes an approximate $15 million pre-tax non-cash charge associated with an inventory write down during the fiscal 2024 period comprised of adjustments of immaterial cumulative inventory misstatements previously reported which would not have been material to any prior period financial statements nor any amounts reported in the current period.
(2)	Other corporate expenses included intangibles amortization of $51.1 million and $49.8 million for the three months ended December 29, 2023 and December 30, 2022, respectively, along with an approximate $10 million intangibles impairment charge in the three month ended December 29, 2023 period. Additionally, the comparison of the three month period of fiscal 2024 to the corresponding 2023 period was unfavorably impacted by the one-time net favorable impacts of $41 million relating mainly to changes in employee benefits programs in the prior year, partly offset by year over year favorable department spending as well as favorable impacts of corporate functional overhead cost recovery by our lines of business.
(3)	The three months ended December 29, 2023 included $40.1 million in restructuring and $11.0 million of transaction charges, mainly relating to the Separation Transaction (primarily professional services and employee separation costs). Included in the three months ended December 30, 2022 were mainly $27.1 million in restructuring and other charges associated mainly with real estate impairments with the remainder associated with other miscellaneous separation and transaction professional services costs from the prior year.

Critical Mission Solutions

	Three Months Ended
	December 29, 2023	December 30, 2022
Revenue	$1,128,603	$1,075,175
Operating Profit	$93,407	$82,220

Critical Mission Solutions segment revenues for the three months ended December 29, 2023 were $1.13 billion, an increase of $0.05 billion, or 5.0%, from $1.08 billion for the corresponding period last year. During the three months ended December 29, 2023, revenue benefited from increased volume in the nuclear remediation sector in the U.S. and United Kingdom as well as strong performance in the space, defense, and energy markets. Our fiscal first quarter 2024 exchange rates compared to our fiscal first quarter 2023 period rates contributed approximately $13.1 million in favorable impacts on revenues for the current period quarter. In the corresponding prior year period, our fiscal first quarter 2023 exchange rates compared to the rates of our fiscal first quarter 2022 period contributed $33.1 million in unfavorable impacts on revenues.

Operating profit for the segment was $93.4 million, for the three months ended December 29, 2023, which was an increase of $11.2 million, or 13.6%, from $82.2 million for the quarter-to-date period compared to the prior year. Operating profit level trends for the year-over-year quarterly period were favorably impacted by growth in the nuclear remediation market and strong performance in U.S. government space market and international defense and energy markets. Our fiscal first quarter 2024 exchange rates compared to our fiscal first quarter 2023 period rates contributed approximately $1.8 million in favorable impacts for the current period quarter. In the corresponding prior year period, our fiscal first quarter 2023 exchange rates compared to the rates of our fiscal first quarter 2022 period contributed approximately $3.9 million in unfavorable impacts on operating profit.

People & Places Solutions

	Three Months Ended
	December 29, 2023	December 30, 2022
Revenue	$2,470,441	$2,226,985
Operating Profit	$224,998	$226,619

Revenues for the People & Places Solutions segment for the three months ended December 29, 2023 was $2.47 billion, an increase of $243.5 million, or 10.9%, from $2.23 billion for the corresponding period last year. The increase in revenue for the three months ended December 29, 2023 was primarily driven by net revenue growth across all businesses as well as an increase in pass-through revenue within Advanced Facilities. Our fiscal first quarter 2024 exchange rates compared to our fiscal first quarter 2023 period rates contributed $22.9 million in favorable impacts on revenues for the current period quarter. In the corresponding prior year period, our fiscal first quarter 2023 exchange rates compared to the rates of our fiscal first quarter 2022 period contributed unfavorable impacts on revenues of $83.2 million.

Operating profit for the People & Places Solutions segment for the three month period ended December 29, 2023 was $225.0 million and approximately flat with the corresponding period last year, with higher year over year segment revenues mentioned above but with offsetting impacts from higher corporate cost allocations versus the prior year period. Our fiscal first quarter 2024 exchange rates compared to our fiscal first quarter 2023 period rates contributed $4.2 million in favorable impacts on operating profit for the current period quarter. In the corresponding prior year period, our fiscal first quarter 2023 exchange rates compared to the rates of our fiscal first quarter 2022 period contributed unfavorable impacts of $15.9 million on operating profit.

Divergent Solutions

	Three Months Ended
	December 29, 2023	December 30, 2022
Revenue	$254,180	$214,465
Operating Profit	$7,581	$11,967

Revenues for the Divergent Solutions segment for the three months ended December 29, 2023 were $254.2 million, an increase of $39.7 million, or 18.5%, from $214.5 million for the corresponding period last year. The increase in revenue for the three months ended December 29, 2023 was mainly due to the startup of new programs previously won in fiscal 2023. Foreign currency translation did not have a material impact on revenue in our Divergent Solutions segment for either period presented.

Operating profit for the segment was $7.6 million, for the three months ended December 29, 2023, a decrease of $4.4 million, or 36.7%, from $12.0 million for the corresponding period last year. Operating profit for the three month period reflected strong underlying performance in the Cyber & Intelligence business unit and the new programs previously won in fiscal 2023, although fully offset by an approximate one-time $15 million pre-tax non-cash charge associated with an inventory write down during the fiscal 2024 period as mentioned above. Foreign currency translation had an immaterial impact on operating profit in our Divergent Solutions segment for either period presented.

PA Consulting

	Three Months Ended
	December 29, 2023	December 30, 2022
Revenue	$306,001	$282,043
Operating Profit	$54,455	$51,027

Revenues for the PA Consulting segment for the three months ended December 29, 2023 were $306.0 million, an increase of $24.0 million, or 8.5%, from $282.0 million in the corresponding period last year, primarily due to growth in PA Consulting's Defence & Security, Public Sector, and Energy & Utilities businesses. Our fiscal first quarter 2024 exchange rates compared to our fiscal first quarter 2023 period rates contributed favorable impacts of $16.7 million on revenues for the current period quarter. In the corresponding prior year period, our fiscal first quarter 2023 exchange rates compared to the rates of our fiscal first quarter 2022 period contributed unfavorable impacts on revenues of $41.6 million.

Operating profit for the segment for the three months ended December 29, 2023 was $54.5 million, an increase of $3.4 million, or 6.7%, from $51.0 million in the corresponding period last year, slightly favorable versus the prior year period due mainly to impacts from the revenue growth mentioned above.

Other Corporate Expenses
Other corporate expenses for the three months ended December 29, 2023 were $121.1 million, an increase of $27.4 million, or 29.2%, from $93.7 million for the corresponding period last year. The comparison of the three month period of fiscal 2024 to the corresponding 2023 period was unfavorably impacted by a one-time net favorable impact of $41 million relating mainly to changes in employee benefits programs in the prior year, partly offset by year over year favorable department spending as well as favorable impacts of corporate functional overhead cost recovery by our lines of business. Additionally, the fiscal 2024 period reflects approximately $10 million in non-cash intangibles impairment charges.
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
The following table summarizes our backlog at December 29, 2023 and December 30, 2022 (in millions):

	December 29, 2023	December 30, 2022
Critical Mission Solutions	$8,311	$7,632
People & Places Solutions	17,857	17,243
Divergent Solutions	3,110	3,077
PA Consulting	317	306
Total	$29,595	$28,258

The increase in backlog in Critical Mission Solutions from December 30, 2022 was primarily driven by new business awards in the U.S. government space sector along with growth in the U.K. defense and nuclear remediation sectors that offset slower growth in the U.S. Defense market.

Backlog in People & Places Solutions and Divergent Solutions remained relatively consistent year-over-year.

The increase in backlog in PA Consulting from December 30, 2022 was primarily driven by strategic focus on long-term projects as well as organic year-over-year growth of the business.

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
Liquidity and Capital Resources
At December 29, 2023, our principal sources of liquidity consisted of $1.14 billion in cash and cash equivalents and $2.25 billion of available borrowing capacity under our $2.25 billion revolving credit agreement (the "Revolving Credit Facility"). We finance much of our operations and growth through cash generated by our operations.

Cash and cash equivalents at December 29, 2023 were $1.14 billion, representing an increase of $215.6 million from $926.6 million at September 29, 2023, the reasons for which are described below.
Our net cash flow provided by operations of $418.4 million during the three months ended December 29, 2023 was favorable by $116.1 million in comparison to the cash flow provided by operations of $302.3 million for the corresponding prior year period. The year-over-year increase in cash from operations is primarily attributable to an improvement in working capital performance, partly offset by lower earnings after adjustments for non-cash items year-over-year.
Our net cash used for investing activities for the three months ended December 29, 2023 was $16.0 million, compared to cash used for investing activities of $48.7 million in the corresponding prior year period, with this change due primarily to no acquisitions in the current year, compared to PA Consulting's acquisition of The Cambridge Group in the corresponding prior period, and fewer additions to plant, property and equipment in the current year.
Our net cash used for financing activities of $208.7 million for the three months ended December 29, 2023 is driven by share repurchases of $100.0 million, $33.6 million in net repayments of borrowings, $33.4 million in dividends to shareholders, and $24.4 million in net PA Consulting related redeemable noncontrolling interests purchase and issuance activity. Cash used by financing activities in the corresponding prior year period was $246.1 million, due primarily to share repurchases of $140.5 million, $58.4 million in net PA Consulting related redeemable noncontrolling interests purchase and issuance activity, $29.8 million in dividends to shareholders, and net repayments from borrowings of $7.4 million.
At December 29, 2023, the Company had approximately $259.4 million in cash and cash equivalents held in the U.S. and $882.8 million held outside of the U.S. (primarily in the U.K., the Eurozone, Australia, India, Canada, Saudi Arabia and the United Arab Emirates), which is used primarily for funding operations in those regions. Other than the tax cost of repatriating funds to the U.S. (see Note 7- Income Taxes of Notes to Consolidated Financial Statements included in our 2023 Form 10-K), there are no material impediments to repatriating these funds to the U.S.
The Company had $311.5 million in letters of credit outstanding at December 29, 2023. Of this amount, $0.9 million was issued under the Revolving Credit Facility and $310.7 million was issued under separate, committed and uncommitted letter-of-credit facilities.
Under the Separation Transaction, Jacobs and its shareholders will own up to 63% of the combined company's common stock upon consummation of the transaction, the exact amount of which will be determined based on the achievement of certain fiscal year 2024 operating profit targets. Jacobs is also expected to receive $1 billion of cash proceeds at closing, subject to customary adjustments. Jacobs is also expected to realize additional value after closing through the disposition of its retained equity stake in the combined company within 12 months. The Company expects to use the cash received at closing to repay outstanding indebtedness.
On February 6, 2023, the Company refinanced its Revolving Credit Facility and Term Loan Facilities, and on February 16, 2023, the Company issued the 5.90% Bonds in the aggregate principal amount of $500.0 million. On August 18, 2023, the Company issued the 6.35% Bonds in the aggregate principal amount of $600.0 million. See Note 12 - Borrowings for further discussion relating to the terms of the 5.90% Bonds, the 6.35% Bonds, the Revolving Credit Facility and Term Loan Facilities following the issuances and refinancing.
We believe we have adequate liquidity and capital resources to fund our projected cash requirements for the next twelve months based on the liquidity provided by our cash and cash equivalents on hand, our borrowing capacity and our continuing cash from operations.
We were in compliance with all of our debt covenants at December 29, 2023.

Supplemental Obligor Group Financial Information

On February 16, 2023, Jacobs Engineering Group Inc., a wholly-owned subsidiary of Jacobs Solutions Inc. (together, the "Obligor Group"), completed an offering of $500 million aggregate principal amount of 5.90% Bonds, due 2033 and on August 18, 2023, completed an offering of $600 million aggregate principal amount of 6.35% Bonds, due 2028 (collectively the “Bonds”). The Bonds are fully and unconditionally guaranteed by the Company (the “Guarantees”). The Bonds and the respective Guarantees were offered pursuant to prospectus supplements, dated February 13, 2023 and August 15, 2023, respectively, to the prospectus dated February 6, 2023, that forms a part of the Company and JEGI’s automatic shelf registration statement on Form S-3ASR (File Nos. 333-269605 and 333-269605-01) previously filed with the SEC.
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

Three Months Ended
(in thousands)	December 29, 2023
Summarized Statement of Earnings Data
Revenue	$932,689
Direct Costs	$788,955
Selling, General and Administrative Expenses	$130,947
Net earnings attributable to Guarantor Subsidiaries from continuing operations	$(11,325)
Noncontrolling interests	$691

(in thousands)	December 29, 2023	September 29, 2023
Summarized Balance Sheet Data
Current assets, less receivables from Non-Guarantor Subsidiaries	$925,256	$693,037
Current receivables from Non-Guarantor Subsidiaries	$—	$—
Noncurrent assets, less noncurrent receivables from Non-Guarantor Subsidiaries	$466,219	$459,276
Noncurrent receivables from Non-Guarantor Subsidiaries	$605,863	$610,900
Current liabilities	$696,793	$616,140
Current liabilities to Non-Guarantor Subsidiaries	$626,572	$387,461
Long-term Debt	$2,575,894	$2,561,590
Other Noncurrent liabilities, less amounts payable to Non-Guarantor Subsidiaries	$250,417	$248,852
Noncurrent liabilities to Non-Guarantor Subsidiaries	$369,949	$343,674
Noncontrolling interests	$827	$577
Accumulated deficit	$(2,523,114)	$(2,395,081)

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
Our Revolving Credit Facility, Term Loan Facilities and certain other debt obligations are subject to variable rate interest which could be adversely affected by an increase in interest rates. As of December 29, 2023, we had an aggregate of $1.80 billion in outstanding borrowings under our Revolving Credit Facility and Term Loan Facilities. Interest on amounts borrowed under these agreements is subject to adjustment based on the Company’s Consolidated Leverage Ratio (as defined in the credit agreements governing the Revolving Credit Facility and the Term Loan Facilities). Depending on the Company’s Consolidated Leverage Ratio, borrowings denominated in U.S. dollars under the Revolving Credit Facility and the Term Loan Facilities bear interest at a SOFR rate plus a margin of between 0.975% and 1.725% or a base rate plus a margin of between 0.0% and 0.625% including applicable margins while borrowings denominated in British pounds under these respective facilities bear interest at an adjusted SONIA rate plus a margin of between 0.908% and 1.658%. Additionally, our Revolving Credit Facility, Term Loan Facilities and our 5.90% Bonds have interest rates subject to potential increases relating to certain ESG metrics as stipulated in the related agreements and as discussed in Note 12- Borrowings.
However, as discussed in Note 17- Commitments and Contingencies and Derivative Financial Instruments, we are party to swap agreements with an aggregate notional value of $779.9 million to convert the variable rate interest based liabilities associated with a corresponding amount of our debt into fixed interest rate liabilities, leaving $1.02 billion in principal amount subject to variable interest rate risk. Additionally, during fiscal 2022, we entered into two treasury lock arrangements with an aggregate notional value of $500.0 million, which were settled in the second quarter fiscal 2023, and are disclosed in further detail in Note 17- Commitments and Contingencies and Derivative Financial Instruments.
For the three months ended December 29, 2023, our weighted average borrowings that are subject to floating rate exposure were approximately $1.29 billion. If floating interest rates had increased by 1.00%, our interest expense for the three months ended December 29, 2023 would have increased by approximately $3.2 million.
Foreign Currency Risk
In situations where the Company incurs costs in currencies other than our functional currency, we sometimes enter into foreign exchange contracts to limit our exposure to fluctuating foreign currencies. We follow the provisions of ASC 815, Derivatives and Hedging in accounting for our derivative contracts. The Company has $964.9 million in notional value of exchange rate sensitive instruments at December 29, 2023. See Note 17- Commitments and Contingencies and Derivative Financial Instruments for discussion.

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
The Company’s management, with the participation of its Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), evaluated the effectiveness of the Company’s disclosure controls and procedures as defined by Rule 13a-15(e) of the Exchange Act defined above, as of December 29, 2023, the end of the period covered by this Quarterly Report on Form 10-Q (the “Evaluation Date”). Based on that evaluation, the Company’s management, with the participation of the Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer) concluded that the Company’s disclosure controls and procedures, as of the Evaluation Date, were effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
There were no changes to our internal control over financial reporting which were identified in connection with the evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act during the quarter ended December 29, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION
Item 1.    Legal Proceedings.
The information required by this Item 1 is included in the Note 17- Commitments and Contingencies and Derivative Financial Instruments included in the Notes to Consolidated Financial Statements appearing under Part I, Item 1 of this Quarterly Report on Form 10-Q, which is incorporated herein by reference.
Item 1A.    Risk Factors.
Please refer to Item 1A- Risk Factors in our 2023 Form 10-K, which is incorporated herein by reference, for a discussion of some of the factors that have affected our business, financial condition, and results of operations in the past and which could affect us in the future. There have been no material changes to those risk factors. Before making an investment decision with respect to our common stock, you should carefully consider those risk factors, as well as the financial and business disclosures contained in this Quarterly Report on Form 10-Q and our other current and periodic reports filed with the SEC.
Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds.
There were no sales of unregistered securities during the first fiscal quarter of 2024.
Share Repurchases
On January 25, 2023, the Company's Board of Directors authorized a share repurchase program of up to $1.0 billion of the Company's stock, to expire on January 25, 2026 (the "2023 Repurchase Authorization"). A summary of repurchases of the Company’s common stock made during the first quarter of fiscal 2024 under the 2023 Share Repurchase Authorization follows:

Period	Total Number of Shares Purchased	Average Price Per Share (1)	Total Number of Shares Purchased under the 2023 Repurchase Authorization	Approximate Dollar Value of Shares that May Yet Be Purchased Under the 2023 Repurchase Authorization
November 24, 2023 - December 8, 2023	788,758	$126.80	788,758	$774,818,943

(1)    Includes commissions paid and calculated at the average price per share.
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
Item 3.    Defaults Upon Senior Securities
None.
Item 4.     Mine Safety Disclosure.
None.
Item 5.     Other Information.

On November 28, 2023, Steven J. Demetriou, our Executive Chair, adopted a Rule 10b5-1 trading arrangement, as defined in Item 408(a) of Regulation S-K, intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act. The arrangement provided for the sale of an aggregate of up to 42,000 shares of the Company’s common stock, subject to certain conditions. The arrangement will terminate on August 2, 2024.

On December 8, 2023, Patrick X. Hill, Executive Vice President and President, Global Operations, adopted a Rule 10b5-1 trading arrangement, as defined in Item 408(a) of Regulation S-K, intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act. The arrangement provided for the sale of up to an aggregate of 5,486 shares of the Company’s common stock, subject to certain conditions. The arrangement will terminate on June 7, 2024.

Item 6.     Exhibits.

2.1
Agreement and Plan of Merger, dated November 20, 2023, by and among Jacobs Solutions Inc., Amazon Holdco Inc., Amentum Parent Holdings LLC and Amentum Joint Venture LP. Filed as Exhibit 2.1 to the Registrant’s Current Report on Form 8-K on November 21, 2023 and incorporated herein by reference.

2.2
Separation and Distribution Agreement, dated November 20, 2023, by and among Jacobs Solutions Inc., Amazon Holdco Inc., Amentum Parent Holdings LLC and Amentum Joint Venture LP. Filed as Exhibit 2.2 to the Registrant’s Current Report on Form 8-K on November 21, 2023 and incorporated herein by reference.

3.1*	Composite Amended and Restated Certificate of Incorporation of Jacobs Solutions Inc.
3.2
Certificate of Amendment to Jacobs Solutions Inc.'s Amended and Restated Certificate of Incorporation. Filed as Exhibit 3.1 to the Registrant's Current Report on Form 8-K on January 30, 2024 and incorporated herein by reference.

3.3
Amended and Restated Bylaws of Jacobs Solutions Inc., dated as of July 6, 2023. Filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K/A on July 11, 2023 and incorporated herein by reference.

10.1*
First Amendment to Third Amended and Restated Credit Agreement, dated as of December 20, 2023, by and among Jacobs Solutions Inc., Jacobs Engineering Group Inc., certain of its subsidiaries party thereto, the lenders party thereto and Bank of America, N.A., as administrative agent to the Third Amended and Restated Credit Agreement, dated as of February 6, 2023, by and among Jacobs Solutions Inc., Jacobs Engineering Group Inc., certain of its subsidiaries party thereto, the lenders party thereto and Bank of America, N.A., as administrative agent.

10.2*
First Amendment to Amended and Restated Term Loan Agreement, dated as of December 20, 2023, among Jacobs Solutions Inc., Jacobs Engineering Group Inc., the lenders party thereto, and Bank of America, N.A., as administrative agent, to the Amended and Restated Term Loan Agreement, dated as of February 6, 2023, among Jacobs Solutions Inc., Jacobs Engineering Group Inc., the lenders party thereto, and Bank of America, N.A., as administrative agent.

10.3*
Fourth Amendment to Credit Agreement, dated as of December 20, 2023, by and among Jacobs Solutions Inc., Jacobs Engineering Group Inc., Jacobs U.K. Limited, the lenders party thereto, and Bank of America, N.A., as administrative agent, to the Credit Agreement, dated as of March 25, 2020, by and among Jacobs Engineering Group Inc. and Jacobs U.K. Limited, as borrowers, the lenders party thereto, and Bank of America, N.A. as administrative agent.

10.4#*	Form of Restricted Stock Unit Agreement (Time-Based Vesting (ELT)) (awarded pursuant to Jacobs' Stock Incentive Plan).
10.5#*	Form of Restricted Stock Unit Agreement (Time-Based Vesting) (awarded pursuant to Jacobs' Stock Incentive Plan).
10.6#*	Form of Restricted Stock Unit Agreement (Performance Shares – Earnings Per Share (ELT)) (awarded pursuant to Jacobs' Stock Incentive Plan).
10.7#*	Form of Restricted Stock Unit Agreement (Performance Shares – Earnings Per Share) (awarded pursuant to Jacobs' Stock Incentive Plan).
10.8#*	Form of Restricted Stock Unit Agreement (Performance Shares – ROIC (ELT)) (awarded pursuant to Jacobs' Stock Incentive Plan).
10.9#*	Form of Restricted Stock Unit Agreement (Performance Shares – ROIC) (awarded pursuant to Jacobs' Stock Incentive Plan).
10.10
Employee Matters Agreement, November 20, 2023, by and among Jacobs Solutions Inc., Amazon Holdco Inc. and Amentum Parent Holdings LLC. Filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K on November 21, 2023 and incorporated herein by reference.

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

101
The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended December 29, 2023, formatted in Inline XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Earnings, (iii) Consolidated Statements of Comprehensive Income (Loss), (iv) Consolidated Statements of Stockholders’ Equity, (v) Consolidated Statements of Cash Flows and (vi) Notes to Consolidated Financial Statements, tagged as blocks of text and including detailed tags.

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended December 29, 2023, (formatted as Inline XBRL and contained in Exhibit 101).

* Filed herewith
# Management contract or compensatory plan or arrangement

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
JACOBS SOLUTIONS INC.

By:	/s/ Claudia Jaramillo
Claudia Jaramillo
Executive Vice President
Chief Financial Officer
(Principal Financial Officer)

Date:	February 6, 2024