Form 10-Q
period 2024-03-29
JACOBS SOLUTIONS INC.
filed 2024-05-07
CIK 52988

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark one)
☒    Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 29, 2024
☐    Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check-mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes   ☒  No
Number of shares of common stock outstanding at April 26, 2024: 125,212,831

JACOBS SOLUTIONS INC.

Part I - FINANCIAL INFORMATION
Item 1.    Financial Statements.

JACOBS SOLUTIONS INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share information)

	March 29, 2024	September 29, 2023
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$1,033,519	$926,582
Receivables and contract assets	3,772,484	3,558,806
Prepaid expenses and other	189,455	204,965
Total current assets	4,995,458	4,690,353
Property, Equipment and Improvements, net	341,420	357,032
Other Noncurrent Assets:
Goodwill	7,404,422	7,343,526
Intangibles, net	1,209,240	1,271,943
Deferred income tax assets	58,383	53,131
Operating lease right-of-use assets	392,967	414,384
Miscellaneous	495,687	486,740
Total other noncurrent assets	9,560,699	9,569,724
	$14,897,577	$14,617,109
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Current maturities of long-term debt	$837,260	$61,430
Accounts payable	1,162,078	1,143,802
Accrued liabilities	1,204,296	1,301,644
Operating lease liability	150,272	152,077
Contract liabilities	919,417	763,608
Total current liabilities	4,273,323	3,422,561
Long-term debt	2,164,843	2,813,471
Liabilities relating to defined benefit pension and retirement plans	270,608	258,540
Deferred income tax liabilities	150,354	221,158
Long-term operating lease liability	501,123	543,230
Other deferred liabilities	133,034	125,088
Commitments and Contingencies	—	—
Redeemable Noncontrolling interests	725,830	632,979
Stockholders’ Equity:
Capital stock:
Preferred stock, $1 par value, authorized - 1,000,000 shares; issued and outstanding - none	—	—
Common stock, $1 par value, authorized - 240,000,000 shares; issued and outstanding - 125,216,293 shares and 125,976,998 shares as of March 29, 2024 and September 29, 2023, respectively	125,216	125,977
Additional paid-in capital	2,733,758	2,735,325
Retained earnings	4,576,383	4,542,872
Accumulated other comprehensive loss	(811,243)	(857,954)
Total Jacobs stockholders’ equity	6,624,114	6,546,220
Noncontrolling interests	54,348	53,862
Total Group stockholders’ equity	6,678,462	6,600,082
	$14,897,577	$14,617,109

See the accompanying Notes to Consolidated Financial Statements – Unaudited.

JACOBS SOLUTIONS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS
Three and Six Months Ended March 29, 2024 and March 31, 2023
(In thousands, except per share information)
(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	March 29, 2024	March 31, 2023	March 29, 2024	March 31, 2023
Revenues	$4,269,093	$4,078,332	$8,428,318	$7,877,001
Direct cost of contracts	(3,364,478)	(3,188,038)	(6,673,165)	(6,171,994)
Gross profit	904,615	890,294	1,755,153	1,705,007
Selling, general and administrative expenses	(623,627)	(600,431)	(1,270,101)	(1,177,339)
Operating Profit	280,988	289,863	485,052	527,668
Other Income (Expense):
Interest income	9,405	7,630	17,639	10,637
Interest expense	(44,232)	(40,613)	(87,584)	(80,690)
Miscellaneous expense, net	(4,576)	(4,567)	(7,771)	(7,820)
Total other expense, net	(39,403)	(37,550)	(77,716)	(77,873)
Earnings from Continuing Operations Before Taxes	241,585	252,313	407,336	449,795
Income Tax expense from Continuing Operations	(67,283)	(19,060)	(51,005)	(69,163)
Net Earnings of the Group from Continuing Operations	174,302	233,253	356,331	380,632
Net Loss of the Group from Discontinued Operations	(768)	(75)	(1,342)	(783)
Net Earnings of the Group	173,534	233,178	354,989	379,849
Net Earnings Attributable to Noncontrolling Interests from Continuing Operations	(7,340)	(7,803)	(14,567)	(14,834)
Net Earnings Attributable to Redeemable Noncontrolling interests	(4,082)	(8,863)	(6,700)	(12,855)
Net Earnings Attributable to Jacobs from Continuing Operations	162,880	216,587	335,064	352,943
Net Earnings Attributable to Jacobs	$162,112	$216,512	$333,722	$352,160
Net Earnings Per Share:
Basic Net Earnings from Continuing Operations Per Share	$1.30	$1.71	$2.68	$2.78
Basic Net Loss from Discontinued Operations Per Share	$(0.01)	$—	$(0.01)	$(0.01)
Basic Earnings Per Share	$1.29	$1.71	$2.66	$2.78

Diluted Net Earnings from Continuing Operations Per Share	$1.29	$1.70	$2.66	$2.77
Diluted Net Loss from Discontinued Operations Per Share	$(0.01)	$—	$(0.01)	$(0.01)
Diluted Earnings Per Share	$1.28	$1.70	$2.65	$2.76
See the accompanying Notes to Consolidated Financial Statements - Unaudited.

JACOBS SOLUTIONS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Three and Six Months Ended March 29, 2024 and March 31, 2023
(In thousands)
(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	March 29, 2024	March 31, 2023	March 29, 2024	March 31, 2023
Net Earnings of the Group	$173,534	$233,178	$354,989	$379,849
Other Comprehensive Income:
Foreign currency translation adjustment	(34,872)	21,951	73,177	187,285
Change in cash flow hedges	1,925	(19,811)	(25,741)	(29,955)
Change in pension plan liabilities	4,294	6	(6,459)	(22,259)
Other comprehensive (loss) income before taxes	(28,653)	2,146	40,977	135,071
Income Tax (Expense) Benefit:
Foreign currency translation adjustment	—	968	—	(5,641)
Cash flow hedges	(526)	5,047	6,669	8,317
Change in pension plan liabilities	(473)	(351)	(935)	(659)
Income Tax (Expense) Benefit:	(999)	5,664	5,734	2,017
Net other comprehensive (loss) income	(29,652)	7,810	46,711	137,088
Net Comprehensive Income of the Group	143,882	240,988	401,700	516,937
Net Earnings Attributable to Noncontrolling Interests	(7,340)	(7,803)	(14,567)	(14,834)
Net Earnings Attributable to Redeemable Noncontrolling interests	(4,082)	(8,863)	(6,700)	(12,855)
Net Comprehensive Income Attributable to Jacobs	$132,460	$224,322	$380,433	$489,248
See the accompanying Notes to Consolidated Financial Statements - Unaudited.

JACOBS SOLUTIONS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
For the Three Months Ended March 29, 2024 and March 31, 2023
(In thousands)
(Unaudited)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Jacobs Stockholders’ Equity	Noncontrolling Interests	Total Group Stockholders’ Equity
Balances at December 30, 2022	$126,669	$2,672,421	$4,230,866	$(845,852)	$6,184,104	$49,494	$6,233,598
Net earnings	—	—	216,512	—	216,512	7,803	224,315
Foreign currency translation adjustments, net of deferred taxes of $(968)	—	—	—	22,919	22,919	—	22,919
Pension plan liability, net of deferred taxes of $351	—	—	—	(345)	(345)	—	(345)
Change in cash flow hedges, net of deferred taxes of $(5,047)	—	—	—	(14,764)	(14,764)	—	(14,764)
Dividends	—	—	(32,564)	—	(32,564)	—	(32,564)
Redeemable Noncontrolling interests redemption value adjustment	—	—	(21,177)	—	(21,177)	—	(21,177)
Noncontrolling interests - distributions and other	—	—	—	—	—	(8,910)	(8,910)
Stock based compensation	—	15,054	—	—	15,054	—	15,054
Issuances of equity securities including shares withheld for taxes	136	10,048	(286)	—	9,898	—	9,898
Balances at March 31, 2023	$126,805	$2,697,523	$4,393,351	$(838,042)	$6,379,637	$48,387	$6,428,024

Balances at December 29, 2023	$125,599	$2,729,416	$4,604,850	$(781,591)	$6,678,274	$56,576	$6,734,850
Net earnings	—	—	162,112	—	162,112	7,340	169,452
Foreign currency translation adjustments	—	—	—	(34,872)	(34,872)	—	(34,872)
Pension plan liability, net of deferred taxes of $473	—	—	—	3,821	3,821	—	3,821
Change in cash flow hedges, net of deferred taxes of $526	—	—	—	1,399	1,399	—	1,399
Dividends	—	—	(36,715)	—	(36,715)	—	(36,715)
Redeemable Noncontrolling interests redemption value adjustment	—	—	(70,845)	—	(70,845)	—	(70,845)
Noncontrolling interests - distributions and other	—	—	—	—	—	(9,568)	(9,568)
Stock based compensation	—	15,866	—	—	15,866	—	15,866
Issuances of equity securities including shares withheld for taxes	257	2,371	(2,108)	—	520	—	520
Repurchases of equity securities	(640)	(13,895)	(80,911)	—	(95,446)	—	(95,446)
Balances at March 29, 2024	$125,216	$2,733,758	$4,576,383	$(811,243)	$6,624,114	$54,348	$6,678,462
See the accompanying Notes to Consolidated Financial Statements – Unaudited.

JACOBS SOLUTIONS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
For the Six Months Ended March 29, 2024 and March 31, 2023
(In thousands)
(Unaudited)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Jacobs Stockholders’ Equity	Noncontrolling Interests	Total Group Stockholders’ Equity
Balances at September 30, 2022	$127,393	$2,682,009	$4,225,784	$(975,130)	$6,060,056	$44,336	$6,104,392
Net earnings	—	—	352,160	—	352,160	14,834	366,994
Foreign currency translation adjustments, net of deferred taxes of $5,641	—	—	—	181,644	181,644	—	181,644
Pension liability, net of deferred taxes of $659	—	—	—	(22,918)	(22,918)	—	(22,918)
Change in cash flow hedges, net of deferred taxes of $(8,317)	—	—	—	(21,638)	(21,638)	—	(21,638)
Dividends	—	—	(33,438)	—	(33,438)	—	(33,438)
Redeemable Noncontrolling interests redemption value adjustment	—	—	(44,494)	—	(44,494)	—	(44,494)
Repurchase of redeemable noncontrolling interests	—	—	11,337	—	11,337	—	11,337
Noncontrolling interests - distributions and other	—	—	—	—	—	(10,783)	(10,783)
Stock based compensation	—	35,285	—	—	35,285	—	35,285
Issuances of equity securities including shares withheld for taxes	650	6,286	(4,771)	—	2,165	—	2,165
Repurchases of equity securities	(1,238)	(26,057)	(113,227)	—	(140,522)	—	(140,522)
Balances at March 31, 2023	$126,805	$2,697,523	$4,393,351	$(838,042)	$6,379,637	$48,387	$6,428,024

Balances at September 29, 2023	$125,977	$2,735,325	$4,542,872	$(857,954)	$6,546,220	$53,862	$6,600,082
Net earnings	—	—	333,722	—	333,722	14,567	348,289
Foreign currency translation adjustments	—	—	—	73,177	73,177	—	73,177
Pension liability, net of deferred taxes of $935	—	—	—	(7,394)	(7,394)	—	(7,394)
Change in cash flow hedges, net of deferred taxes of $(6,669)	—	—	—	(19,072)	(19,072)	—	(19,072)
Dividends	—	—	(37,077)	—	(37,077)	—	(37,077)
Redeemable Noncontrolling interests redemption value adjustment	—	—	(96,562)	—	(96,562)	—	(96,562)
Repurchase and issuance of redeemable noncontrolling interests	—	—	1,898	—	1,898	—	1,898
Noncontrolling interests - distributions and other	—	—	—	—	—	(14,081)	(14,081)
Stock based compensation	—	35,176	—	—	35,176	—	35,176
Issuances of equity securities including shares withheld for taxes	667	(5,722)	(5,457)	—	(10,512)	—	(10,512)
Repurchases of equity securities	(1,428)	(31,021)	(163,013)	—	(195,462)	—	(195,462)
Balances at March 29, 2024	$125,216	$2,733,758	$4,576,383	$(811,243)	$6,624,114	$54,348	$6,678,462
See the accompanying Notes to Consolidated Financial Statements – Unaudited.

JACOBS SOLUTIONS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Six Months Ended March 29, 2024 and March 31, 2023
(In thousands)
(Unaudited)

	For the Six Months Ended
	March 29, 2024	March 31, 2023
Cash Flows from Operating Activities:
Net earnings attributable to the Group	$354,989	$379,849
Adjustments to reconcile net earnings to net cash flows provided by operations:
Depreciation and amortization:
Property, equipment and improvements	49,723	55,686
Intangible assets	103,763	100,247
Stock based compensation	35,176	35,285
Equity in earnings of operating ventures, net of return on capital distributions	(6,983)	(2,931)
Loss on disposals of assets, net	1,210	828
Impairment of long-lived assets	—	37,217
Deferred income taxes	(73,966)	20,785
Changes in assets and liabilities, excluding the effects of businesses acquired:
Receivables and contract assets, net of contract liabilities	(18,332)	63,229
Prepaid expenses and other current assets	20,911	(9,940)
Miscellaneous other assets	43,481	43,472
Accounts payable	14,764	(15,109)
Accrued liabilities	(166,640)	(228,857)
Other deferred liabilities	11,073	(53,896)
Other, net	6,369	8,474
Net cash provided by operating activities	375,538	434,339
Cash Flows from Investing Activities:
Additions to property and equipment	(45,108)	(67,389)
Disposals of property and equipment and other assets	145	15
Capital contributions to equity investees, net of return of capital distributions	1,660	8,384
Acquisitions of businesses, net of cash acquired	(14,000)	(17,685)
Net cash used for investing activities	(57,303)	(76,675)
Cash Flows from Financing Activities:
Proceeds from long-term borrowings	1,716,577	2,075,495
Repayments of long-term borrowings	(1,621,390)	(2,129,338)
Repayments of short-term borrowings	(9,657)	—
Debt issuance costs	(1,606)	(11,388)
Proceeds from issuances of common stock	22,660	25,374
Common stock repurchases	(195,462)	(140,522)
Taxes paid on vested restricted stock	(33,172)	(23,209)
Cash dividends to shareholders	(70,137)	(62,788)
Net dividends associated with noncontrolling interests	(14,249)	(11,283)
Repurchase of redeemable noncontrolling interests	(24,360)	(58,353)
Net cash used for financing activities	(230,796)	(336,012)
Effect of Exchange Rate Changes	17,631	49,761
Net Increase in Cash and Cash Equivalents and Restricted Cash	105,070	71,413
Cash and Cash Equivalents, including Restricted Cash, at the Beginning of the Period	929,445	1,154,207
Cash and Cash Equivalents, including Restricted Cash, at the End of the Period	$1,034,515	$1,225,620
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
In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of our consolidated financial statements as of March 29, 2024, and for the three and six months ended March 29, 2024.
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
Fair value measurements relating to our business combinations and goodwill allocations related to our Divergent Solutions ("DVS") segment realignment were made primarily using Level 3 inputs including discounted cash flow techniques. Fair value for the identified intangible assets is generally estimated using inputs primarily for the income approach using the multiple period excess earnings method and the relief from royalties method. The significant assumptions used in estimating fair value include (i) revenue projections of the business, including profitability, (ii) attrition rates and (iii) the estimated discount rate that reflects the level of risk associated with receiving future cash flows. Other personal property assets, such as furniture, fixtures and equipment, are valued using the cost approach, which is based on replacement or reproduction costs of the asset less depreciation. The fair value of the contingent consideration is estimated using a Monte Carlo simulation and the significant assumptions used include projections of revenues and probabilities of meeting those projections. Key inputs to the valuation of the noncontrolling interests include projected cash flows and the expected volatility associated with those cash flows.

JACOBS SOLUTIONS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
4.    New Accounting Pronouncements
ASU 2023-09, Income Taxes, (Topic 740): Improvements to Income Tax Disclosures, provides qualitative and quantitative updates to the Company's effective income tax rate reconciliation and income taxes paid disclosures, among others, in order to enhance the transparency of income tax disclosures, including consistent categories and greater disaggregation of information in the rate reconciliation and disaggregation by jurisdiction of income taxes paid. The amendments in ASU 2023-09 are effective for fiscal years beginning after December 15, 2024, with early adoption permitted. The amendments should be applied prospectively; however, retrospective application is also permitted. ASU 2023-09 will be effective for the Company in the first quarter of fiscal 2026. The Company has identified and is implementing changes to processes and internal controls to meet the standard’s updated reporting and disclosure requirements.
ASU 2023-07, Segment Reporting, (Topic 280): Improvements to Reportable Segment Disclosures, requires disclosure of significant segment expenses that are regularly provided to the chief operating decision maker (“CODM”) and included within each reported measure of segment profit or loss, an amount and description of its composition for other segment items to reconcile to segment profit or loss, and the title and position of the entity’s CODM. The amendments in this update also expand the interim segment disclosure requirements. ASU 2023-07 is effective for annual periods beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted and the amendments in this update are required to be applied on a retrospective basis. ASU 2023-07 will be effective for the Company's annual fiscal 2025 period. The Company is evaluating the impact of this guidance on its consolidated financial statements and related disclosures.
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

JACOBS SOLUTIONS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
The following table further disaggregates our revenue by geographic area for the three and six months ended March 29, 2024 and March 31, 2023 (in thousands):

	Three Months Ended		Six Months Ended
	March 29, 2024	March 31, 2023	March 29, 2024	March 31, 2023
Revenues:
United States	$2,878,888	$2,694,735	$5,676,979	$5,231,013
Europe	957,651	931,093	1,882,798	1,785,666
Canada	61,654	61,887	125,030	123,716
Asia	34,673	35,641	65,613	70,463
India	37,274	46,829	73,017	87,173
Australia and New Zealand	164,351	170,069	338,135	331,109
Middle East and Africa	134,602	138,078	266,746	247,861
Total	$4,269,093	$4,078,332	$8,428,318	$7,877,001
Contract Liabilities
Contract liabilities represent amounts billed to clients in excess of revenue recognized to date. Revenue recognized for the three and six months ended March 29, 2024 that was previously included in the contract liability balance on September 29, 2023 was $105.2 million and $474.9 million, respectively. Revenue recognized for the three and six months ended March 31, 2023 that was included in the contract liability balance on September 30, 2022 was $82.7 million and $413.0 million, respectively.
Remaining Performance Obligation
The Company’s remaining performance obligations as of March 29, 2024 represent a measure of the total dollar value of work to be performed on contracts awarded and in progress. The Company had approximately $17.5 billion in remaining performance obligations as of March 29, 2024. The Company expects to recognize approximately 56% of its remaining performance obligations into revenue within the next twelve months and the remaining 44% thereafter. The majority of the remaining performance obligations after the first twelve months are expected to be recognized over a four year period.
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
The following table reconciles the denominator used to compute basic EPS to the denominator used to compute diluted EPS for the three and six months ended March 29, 2024 and March 31, 2023 (in thousands):

JACOBS SOLUTIONS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

	Three Months Ended		Six Months Ended
	March 29, 2024	March 31, 2023	March 29, 2024	March 31, 2023
Numerator for Basic and Diluted EPS:
Net earnings attributable to Jacobs from continuing operations	$162,880	$216,587	$335,064	$352,943
Preferred Redeemable Noncontrolling interests redemption value adjustment (See Note 15- PA Consulting Redeemable Noncontrolling Interests)	—	—	1,766	—
Net earnings from continuing operations allocated to common stock for EPS calculation	$162,880	$216,587	$336,830	$352,943

Net loss from discontinued operations allocated to common stock for EPS calculation	$(768)	$(75)	$(1,342)	$(783)

Net earnings allocated to common stock for EPS calculation	$162,112	$216,512	$335,488	$352,160

Denominator for Basic and Diluted EPS:

Shares used for calculating basic EPS attributable to common stock	125,712	126,886	125,909	126,855

Effect of dilutive securities:
Stock compensation plans	499	473	603	573
Shares used for calculating diluted EPS attributable to common stock	126,211	127,359	126,512	127,428

Net Earnings Per Share:
Basic Net Earnings from Continuing Operations Per Share	$1.30	$1.71	$2.68	$2.78
Basic Net Loss from Discontinued Operations Per Share	$(0.01)	$—	$(0.01)	$(0.01)
Basic Earnings Per Share	$1.29	$1.71	$2.66	$2.78
Diluted Net Earnings from Continuing Operations Per Share	$1.29	$1.70	$2.66	$2.77
Diluted Net Loss from Discontinued Operations Per Share	$(0.01)	$—	$(0.01)	$(0.01)
Diluted Earnings Per Share	$1.28	$1.70	$2.65	$2.76
Note: Per share amounts may not add due to rounding.
Share Repurchases

On January 16, 2020, the Company's Board of Directors authorized a share repurchase program of up to $1.0 billion of the Company's common stock (the "2020 Repurchase Authorization"). The 2020 Repurchase Authorization expired on January 15, 2023. On January 25, 2023, the Company's Board of Directors authorized an incremental share repurchase program of up to $1.0 billion of the Company's common stock, to expire on January 25, 2026 (the "2023 Repurchase Authorization"). At March 29, 2024, the Company has $679.4 million remaining under the 2023 Repurchase Authorization.

The following table summarizes repurchase activity under the 2023 Repurchase Authorization through the second fiscal quarter of 2024:

JACOBS SOLUTIONS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

Amount Authorized (2023 Repurchase Authorization)	Average Price Per Share (1)	Total Shares Retired	Shares Repurchased
$1,000,000,000	$136.86	1,428,180	1,428,180
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

Dividends
On May 2, 2024, the Company’s Board of Directors declared a quarterly dividend of $0.29 per share of the Company’s common stock to be paid on June 21, 2024, to shareholders of record on the close of business on May 24, 2024. Future dividend declarations are subject to review and approval by the Company’s Board of Directors. Dividends paid through the second fiscal quarter of 2024 and the preceding fiscal year are as follows:

Declaration Date	Record Date	Payment Date	Cash Amount (per share)
January 25, 2024	February 23, 2024	March 22, 2024	$0.29
September 28, 2023	October 27, 2023	November 9, 2023	$0.26
July 6, 2023	July 28, 2023	August 25, 2023	$0.26
April 27, 2023	May 26, 2023	June 23, 2023	$0.26
January 25, 2023	February 24, 2023	March 24, 2023	$0.26
September 15, 2022	September 30, 2022	October 28, 2022	$0.23

JACOBS SOLUTIONS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
7.    Goodwill and Intangibles
The carrying value of goodwill appearing in the accompanying Consolidated Balance Sheets at March 29, 2024 and September 29, 2023 was as follows (in thousands):

	Critical Mission Solutions	People & Places Solutions	Divergent Solutions	PA Consulting	Total
Balance September 29, 2023	$2,244,985	$3,208,193	$595,712	$1,294,636	$7,343,526
Foreign currency translation and other	4,392	5,917	1,166	49,421	60,896
Balance March 29, 2024	$2,249,377	$3,214,110	$596,878	$1,344,057	$7,404,422
The following table provides certain information related to the Company’s acquired intangibles in the accompanying Consolidated Balance Sheets at March 29, 2024 and September 29, 2023 (in thousands):

	Customer Relationships, Contracts and Backlog	Developed Technology	Trade Names	Total
Balance September 29, 2023	$1,022,401	$74,791	$174,751	$1,271,943
Amortization	(89,669)	(7,946)	(6,148)	(103,763)
Acquired	—	—	14,000	14,000
Foreign currency translation and other	20,544	203	6,313	27,060
Balance March 29, 2024	$953,276	$67,048	$188,916	$1,209,240
The following table presents estimated amortization expense of intangible assets for the remainder of fiscal 2024 and for the succeeding years.

Fiscal Year	(in millions)
2024	$105.1
2025	209.8
2026	187.0
2027	154.6
2028	143.7
Thereafter	409.0
Total	$1,209.2

JACOBS SOLUTIONS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
8.    Receivables and Contract Assets
The following table presents the components of receivables and contract assets appearing in the accompanying Consolidated Balance Sheets at March 29, 2024 and September 29, 2023, as well as certain other related information (in thousands):

	March 29, 2024	September 29, 2023
Components of receivables and contract assets:
Amounts billed, net	$1,517,480	$1,457,333
Unbilled receivables and other	1,577,510	1,442,486
Contract assets	677,494	658,987
Total receivables and contract assets, net	$3,772,484	$3,558,806
Other information about receivables:
Amounts due from the United States federal government, included above, net of contract liabilities	$799,371	$802,566
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
9.     Accumulated Other Comprehensive Income
The following table presents the Company's roll forward of accumulated other comprehensive income (loss) after-tax as of March 29, 2024 (in thousands):

	Change in Net Pension Obligation	Foreign Currency Translation Adjustment (1)	Gain/(Loss) on Cash Flow Hedges (2)	Total
Balance at September 29, 2023	$(325,692)	$(635,937)	$103,675	$(857,954)
Other comprehensive (loss) income	(7,394)	73,177	259	66,042
Reclassifications from accumulated other comprehensive income (loss)	—	—	(19,331)	(19,331)
Balance at March 29, 2024	$(333,086)	$(562,760)	$84,603	$(811,243)
(1) Included in the overall foreign currency translation adjustment for the six months ended March 29, 2024 and March 31, 2023 are $(21.2) million and $(87.2) million, respectively, in unrealized gains (losses) on long-term foreign currency denominated intercompany loans not anticipated to be settled in the foreseeable future.
(2) Included in the Company’s cumulative net unrealized gains from interest rate and cross currency swaps recorded in accumulated other comprehensive income as of March 29, 2024 were approximately $20.2 million in unrealized gains, net of taxes, which are expected to be realized in earnings during the twelve months subsequent to March 29, 2024.

JACOBS SOLUTIONS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
10.    Income Taxes

The Company’s effective tax rates from continuing operations for the three months ended March 29, 2024 and March 31, 2023 were 27.9% and 7.6%, respectively. The most significant items contributing to the difference between the statutory U.S. federal corporate tax rate of 21% and the Company's effective tax rate for the three-month period ended March 29, 2024 were U.S. state income tax expense of $4.0 million and U.S. tax on foreign earnings of $5.5 million. These expense items are expected to have a continuing impact on the Company's effective tax rate for the remainder of the fiscal year. For the three months ended March 31, 2023, the main differences were attributable to a tax benefit of $40.2 million related to uncertain tax positions (“UTPs”) in the U.S. that were effectively settled, of which $30.8 million relates to positions carried forward from the acquisition of CH2M Hill Companies Ltd. that was completed in 2018, as well as a tax benefit of $8.6 million for the release of previously valued foreign tax credits. These benefits were partly offset by U.S. state income tax expense of $5.9 million and U.S. tax on foreign earnings of $4.6 million.

The Company's effective tax rates from continuing operations for the six months ended March 29, 2024 and March 31, 2023 were 12.6% and 15.4%, respectively. The most significant item contributing to the difference between the statutory U.S. federal corporate tax rate of 21% and the Company’s effective tax rate for the six-month period ended March 29, 2024 related to a discrete event associated with the election to treat an Australian subsidiary as a corporation versus a partnership for U.S. tax purposes, with this election resulting in the derecognition of a deferred tax liability and yielding a discrete income tax benefit of $61.6 million as the Company asserts that a component of the investment will be indefinitely reinvested. This benefit was partly offset by U.S. state income tax expense of $7.3 million and U.S. tax on foreign earnings of $8.6 million, which are expected to have a continuing impact on the Company's effective tax rate for the remainder of the fiscal year. For the six months ended March 31, 2023, the main differences were associated with net tax benefits of $39.0 million mostly related to UTPs mentioned above and a tax benefit of $8.6 million for the release of previously valued foreign tax credits, partly offset by U.S. state income tax expense of $10.5 million and U.S. tax on foreign earnings of $8.2 million.

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

11.    Joint Ventures, VIEs and Other Investments
For the Company's consolidated variable interest entities ("VIE") joint ventures, the carrying value of assets and liabilities was $391.8 million and $244.3 million, respectively, as of March 29, 2024 and $424.2 million and $279.8 million, respectively, as of September 29, 2023. There are no consolidated VIEs that have debt or credit facilities.
For the Company's proportionate consolidated VIEs, the carrying value of assets and liabilities was $128.9 million and $126.0 million, respectively, as of March 29, 2024, and $132.0 million and $128.9 million, respectively, as of September 29, 2023.
The carrying values of our investments in equity method joint ventures in the Consolidated Balance Sheets (reported in Other Noncurrent Assets: Miscellaneous) as of March 29, 2024 and September 29, 2023 were $54.4 million and $49.6 million, respectively. Additionally, income from equity method joint ventures (reported in Revenue) was $15.2 million and $7.5 million, respectively, during the three months ended March 29, 2024 and March 31, 2023, with $25.5 million and $17.5 million, respectively, for the corresponding six month periods. As of March 29, 2024, the Company's equity method investment carrying values do not include material amounts exceeding their share of the respective joint ventures' reported net assets.
Accounts receivable from unconsolidated joint ventures accounted for under the equity method was $14.4 million and $16.1 million as of March 29, 2024 and September 29, 2023, respectively.

JACOBS SOLUTIONS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
12.    Borrowings
At March 29, 2024 and September 29, 2023, long-term debt consisted of the following (principal amounts in thousands):

	Interest Rate	Maturity	March 29, 2024	September 29, 2023
Revolving Credit Facility	Benchmark + applicable margin (1) (2)	February 2028	$135,000	$10,000
2021 Term Loan Facility - USD Portion	Benchmark + applicable margin (1) (3)	February 2026	120,000	120,000
2021 Term Loan Facility - GBP Portion	Benchmark + applicable margin (1) (3)	September 2025	823,095	794,170
2020 Term Loan Facility	Benchmark + applicable margin (1) (4)	March 2025 (6)	837,260	854,246
Fixed-rate:
5.9% Bonds, due 2033	5.9% (5)	March 2033	500,000	500,000
6.35% Bonds, due 2028	6.35%	August 2028	600,000	600,000

Less: Current Portion (6)			(837,260)	(51,773)
Less: Deferred Financing Fees			(13,252)	(13,172)
Total Long-term debt, net			$2,164,843	$2,813,471
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
(2)Depending on the Company’s Consolidated Leverage Ratio or Debt Rating (each as defined in the Revolving Credit Facility (defined below)), U.S. dollar denominated borrowings under the Revolving Credit Facility bear interest at either a SOFR rate plus a margin of between 0.975% and 1.725% or a base rate plus a margin of between 0% and 0.625%. The applicable SOFR rates, or LIBOR rate for the prior fiscal year end, including applicable margins at March 29, 2024 and September 29, 2023 were approximately 6.68% and 8.75%. Borrowings denominated in British pounds bear interest at an adjusted SONIA rate plus a margin of between 0.908% and 1.658%. There were no amounts drawn in British pounds as of March 29, 2024.
(3)Depending on the Company’s Consolidated Leverage Ratio or Debt Rating (each as defined in the Amended and Restated Term Loan Agreement (defined below)), U.S. dollar denominated borrowings under the 2021 Term Loan Facility bear interest at either a SOFR rate plus a margin of between 0.975% and 1.725% or a base rate plus a margin of between 0% and 0.625%. The applicable SOFR, or LIBOR rate for the prior fiscal year end, including applicable margins for borrowings denominated in U.S. dollars at March 29, 2024 and September 29, 2023 was approximately 6.67% and 6.68%. Borrowings denominated in British pounds bear interest at an adjusted SONIA rate plus a margin of between 0.908% and 1.658%, which was approximately 6.47% and 6.47% at March 29, 2024 and September 29, 2023, respectively.
(4)Depending on the Company’s Consolidated Leverage Ratio or Debt Rating (each as defined in the 2020 Term Loan Agreement), U.S. dollar denominated borrowings under the 2020 Term Loan Facility bear interest at either a SOFR rate plus a margin of between 0.975% and 1.725% or a base rate plus a margin of between 0% and 0.625%. The applicable SOFR, or LIBOR rate for the prior fiscal year end, including applicable margins for borrowings denominated in U.S. dollars at March 29, 2024 and September 29, 2023 were approximately 6.68% and 6.68%. Borrowings denominated in British pounds bear interest at an adjusted SONIA rate plus a margin of between 0.908% and 1.658%, which was approximately 6.47% and 6.47% at March 29, 2024 and September 29, 2023, respectively.
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

JACOBS SOLUTIONS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
(6)Balance as of March 29, 2024 is associated with the March 25, 2025 scheduled maturity of the 2020 Term Loan Facility, which was reclassified from long-term debt in March 2024. Previously reported balance as of September 29, 2023 was comprised of the 2020 Term Loan quarterly principal repayments of 1.25%, or $9.1 million and £3.1 million, of the aggregate initial principal amount borrowed, totaling $51.8 million in U.S. dollars for the subsequent twelve months.
Revolving Credit Facility and Term Loans
The Company and certain of its subsidiaries maintain a sustainability-linked $2.25 billion unsecured revolving credit facility (the “Revolving Credit Facility”) established under a third amended and restated credit agreement, dated February 6, 2023 (the "Revolving Credit Agreement"), among Jacobs and certain of its subsidiaries as borrowers and a syndicate of U.S. and international banks and financial institutions. The credit extensions under the Revolving Credit Facility can be funded in U.S. dollars, British Sterling, Euros, Canadian dollars, Australian dollars, Swedish Krona, Singapore dollars and other agreed upon alternative currencies. The Revolving Credit Agreement also provides for a financial letter of credit sub facility of $400.0 million, permits performance letters of credit, and provides for a $100.0 million sub facility for swing line loans. Letters of credit are subject to fees based on the Company’s Consolidated Leverage Ratio and Debt Rating, whichever is more favorable to the Company.
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
The Company and JEGI maintain an unsecured delayed draft term loan facility (the “2021 Term Loan Facility”) established under an amended and restated term loan agreement dated February 6, 2023 (the "Amended and Restated Term Loan Agreement"), by and among the Company and JEGI and a syndicate of banks and financial institutions. JEGI borrowed $200.0 million and £650.0 million of term loans under the 2021 Term Loan Facility (reflecting scheduled maturities in February 2026 and September 2025, respectively) and the proceeds of such term loans were used primarily to fund JEGI's investment in PA Consulting. The Amended and Restated Term Loan Agreement amended and restated the term loan agreement dated January 15, 2021, by and among JEGI and a syndicate of U.S. banks and financial institutions to, among other things: (a) extend the maturity date of the U.S. dollar term loan to February 6, 2026 and the British sterling term loan to September 1, 2025, (b) replace and adjust interest rates based on market conditions and incorporate a sustainability-linked pricing adjustment, (c) increase the Consolidated Leverage Ratio financial covenant to 3.50:1.00 (subject to temporary increases to 4.00:1.00 following the closing of certain material acquisitions), (d) eliminate the net worth financial covenant, and (e) add Jacobs as a guarantor of the obligations of JEGI under the Amended and Restated Term Loan Agreement.
During the fourth quarter of fiscal 2023, the Company repaid $80.0 million of the USD portion of the 2021 Term Loan Facility.
On March 25, 2020, JEGI and Jacobs U.K., a wholly owned subsidiary of JEGI, entered into a term loan agreement (the "2020 Term Loan Agreement") with a syndicate of banks and financial institutions, which provides for an unsecured term loan facility (the “2020 Term Loan Facility”). Under the 2020 Term Loan Facility, JEGI borrowed an aggregate principal amount of $730.0 million and Jacobs U.K. borrowed an aggregate principal amount of £250.0 million. The proceeds of the term loans were used to repay an existing term loan with a maturity date of June 2020 and for general corporate purposes. On February 6, 2023, the 2020 Term Loan Agreement was amended to, among other things: (a) replace and adjust interest rates based on market conditions and incorporate a sustainability-linked pricing adjustment, (b) increase the Consolidated Leverage Ratio financial covenant to 3.50:1.00 (subject to temporary increases to 4.00:1.00 following the closing of certain material acquisitions), (c) eliminate the net worth financial covenant, and (d) add Jacobs as a guarantor of the obligations of JEGI and Jacobs U.K. The 2020 Term Loan facility matures in March 2025 and the related outstanding balances under this facility have been reclassified to current maturities of long-term debt in the Company’s March 29, 2024 consolidated balance sheet in the current quarter.
The 2020 Term Loan Facility and the 2021 Term Loan Facility are together referred to as the "Term Loan Facilities".

JACOBS SOLUTIONS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
In the fourth quarter of fiscal 2022, the Revolving Credit Facility and Term Loan Facilities were amended to permit the Holding Company Reorganization.
On December 20, 2023, the Revolving Credit Facility and Term Loan Facilities were amended to adjust the point in time at which certain compliance thresholds are tested in connection with the Separation Transaction.
We were in compliance with the covenants under the Revolving Credit Facility and Term Loan Facilities at March 29, 2024.
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
The Company has issued $0.5 million in letters of credit under the Revolving Credit Facility, leaving $2.11 billion of available borrowing capacity under the Revolving Credit Facility at March 29, 2024. In addition, the Company had issued $289.2 million under various separate, committed and uncommitted letter-of-credit facilities for issued letters of credit totaling $289.7 million at March 29, 2024.

JACOBS SOLUTIONS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
13.    Leases
The components of lease expense (reflected in selling, general and administrative expenses) for the three and six months ended March 29, 2024 and March 31, 2023 were as follows (in thousands):

	Three Months Ended		Six Months Ended
	March 29, 2024	March 31, 2023	March 29, 2024	March 31, 2023
Lease expense
Operating lease expense	$33,992	$35,539	$68,192	$70,821
Variable lease expense	9,799	9,416	19,136	18,762
Sublease income	(4,757)	(4,414)	(9,468)	(8,820)
Total lease expense	$39,034	$40,541	$77,860	$80,763
Supplemental information related to the Company's leases for the six months ended March 29, 2024 and March 31, 2023 was as follows (in thousands):

	Six Months Ended
	March 29, 2024	March 31, 2023
Cash paid for amounts included in the measurements of lease liabilities	$91,565	$92,142
Right-of-use assets obtained in exchange for new operating lease liabilities	$23,742	$42,150
Weighted average remaining lease term - operating leases	5.7 years	6.1 years
Weighted average discount rate - operating leases	3.4%	3.0%
Total remaining lease payments under the Company's leases for the remainder of fiscal 2024 and for the succeeding years is as follows (in thousands):

Fiscal Year	Operating Leases
2024	$89,020
2025	149,091
2026	125,476
2027	102,627
2028	84,734
Thereafter	166,659
717,607
Less Interest	(66,212)
$651,395

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

JACOBS SOLUTIONS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
As a result of the analysis, the Company recognized impairment losses during the three and six months ended March 31, 2023 of $10.1 million and $37.2 million, respectively, which are included in selling, general, and administrative expenses in the accompanying statement of earnings. The impairment losses recorded include $32.4 million related to the right-of-use lease assets and $4.8 million related to the other long-lived assets, including property, equipment, and improvements and leasehold improvements for the fiscal 2023 period.
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
14.    Pension and Other Postretirement Benefit Plans
The following table presents the components of net periodic pension benefit expense recognized in earnings during the three and six months ended March 29, 2024 and March 31, 2023 (in thousands):

	Three Months Ended		Six Months Ended
	March 29, 2024	March 31, 2023	March 29, 2024	March 31, 2023
Component:
Service cost	$2,261	$1,748	$4,522	$3,496
Interest cost	21,560	20,233	43,120	40,466
Expected return on plan assets	(23,726)	(21,091)	(47,452)	(42,182)
Amortization of previously unrecognized items	1,949	1,304	3,898	2,608
Total net periodic pension benefit expense recognized	$2,044	$2,194	$4,088	$4,388
The service cost component of net periodic pension benefit is presented in the same line item as other compensation costs (direct cost of contracts and selling, general and administrative expenses) and the other components of net periodic pension expense are presented in miscellaneous income (expense), net on the Consolidated Statements of Earnings.
The following table presents certain information regarding the Company’s cash contributions to our pension plans for fiscal 2024 (in thousands):

Cash contributions made during the first six months of fiscal 2024	$10,076
Cash contributions projected for the remainder of fiscal 2024	9,205
Total	$19,281

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
During the first half of 2024 and 2023, PA Consulting repurchased certain shares of the redeemable noncontrolling interest holders for cash amounts of $24.4 million and $58.4 million, respectively. The difference between the cash purchase prices and the recorded book values of these repurchased interests was recorded in the Company’s consolidated retained earnings. The Company held 70% and 69% of the outstanding ownership of PA Consulting as of March 29, 2024 and September 29, 2023, respectively.
During the first half of 2024, the Company recognized approximately $1.8 million in redemption value adjustments associated with redeemable noncontrolling interests preference share repurchase and reissuance activities that were recorded as an increase in consolidated retained earnings and a $0.01 increase in earnings per share, the results of which had no impact on the Company’s overall results of operations, financial position or cash flows. See Note 6- Earnings Per Share and Certain Related Information for more information.
Changes in the redeemable noncontrolling interests during the six months ended March 29, 2024 are as follows (in thousands):

Balance at September 29, 2023	$632,979
Accrued Preferred Dividend to Preference Shareholders	39,710
Attribution of Preferred Dividend to Common Shareholders	(39,710)
Net earnings attributable to redeemable noncontrolling interests to Common Shareholders	6,700
Redeemable Noncontrolling interests redemption value adjustment	96,562
Repurchase of redeemable noncontrolling interests	(26,258)
Cumulative translation adjustment and other	15,847
Balance at March 29, 2024	$725,830
In addition, certain employees and non-employees of PA Consulting are eligible to receive equity-based incentive grants in the future under the terms of the applicable agreements. During the first six months of fiscal 2024 and 2023, the Company recorded $6.8 million and $1.1 million, respectively, in expenses associated with these agreements which is reflected in selling, general and administrative expenses in the consolidated statements of earnings.
The Company, through its investment in PA Consulting, held $1.0 million and $2.8 million at March 29, 2024 and September 29, 2023, respectively, in cash that is restricted from general use and is included in Prepaid expenses and other in the Company's Consolidated Balance Sheets.

JACOBS SOLUTIONS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
16.    Restructuring and Other Charges
During fiscal 2023, the Company implemented restructuring and separation initiatives relating to the Separation Transaction which are expected to continue through fiscal 2025. Restructuring initiatives were also implemented during fiscal 2023 relating to our investment in PA Consulting, which are expected to continue through fiscal 2024, and the DVS segment reorganization, which is substantially completed. While restructuring activities for each of these programs are comprised mainly of employee termination costs, the separation activities and costs are primarily related to the engagement of outside services, dedicated internal personnel and other related costs dedicated to the Company’s Separation Transaction.
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
During fiscal 2019 and continuing into fiscal 2020, the Company implemented certain restructuring and separation initiatives associated with the ECR sale and other related cost reduction initiatives. The restructuring activities and related costs were comprised mainly of separation and lease abandonment and sublease programs, while the separation activities and costs were mainly related to the engagement of consulting services and dedicated internal personnel and other related costs dedicated to the Company’s ECR-business separation. The activities of these initiatives have been substantially completed.
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

JACOBS SOLUTIONS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
The following table summarizes the impacts of the Restructuring and other charges by reportable segment in connection with the Separation Transaction, PA Consulting investment, DVS segment reorganization, StreetLight and BlackLynx acquisitions, the Company’s transformation initiatives relating to real estate and other staffing programs, the ECR sale, and CH2M acquisition for the three and six months ended March 29, 2024 and March 31, 2023 (in thousands):

	Three Months Ended		Six Months Ended
	March 29, 2024	March 31, 2023	March 29, 2024	March 31, 2023
Critical Mission Solutions	$4,738	$1,052	$6,901	$3,264
People & Places Solutions	5,655	5,869	13,784	33,186
Divergent Solutions	827	3,630	1,727	5,212
PA Consulting	2,984	—	4,159	—
Corporate	27,724	2,289	56,726	5,622
Total	$41,928	$12,840	$83,297	$47,284
Amounts included in:
Operating profit (mainly SG&A) (1)	$41,928	$12,873	$83,297	$47,945
Other Income, net	—	(33)	—	(661)
	$41,928	$12,840	$83,297	$47,284

(1)The three and six months ended March 29, 2024 included approximately $38.9 million and $79.1 million, respectively, in restructuring and other charges mainly relating to the Separation Transaction (primarily professional services and employee separation costs). The three and six months ended March 31, 2023, included approximately $11.0 million and $38.7 million, respectively, in charges associated mainly with real estate impairments and related charges, the majority of which related to People and Places Solutions.
The activity in the Company’s accruals for Restructuring and other charges for the six months ended March 29, 2024 is as follows (in thousands):

Balance at September 29, 2023	$37,318
Net Charges (Credits) (1)	83,248
Payments and other	(75,112)
Balance at March 29, 2024	$45,454
(1) Excludes other net charges associated mainly with the real estate related impairments during the six months ended March 29, 2024.
The following table summarizes the Restructuring and other charges by major type of costs for the three and six months ended March 29, 2024 and March 31, 2023 (in thousands):

	Three Months Ended		Six Months Ended
	March 29, 2024	March 31, 2023	March 29, 2024	March 31, 2023
Lease Abandonments and Impairments	$—	$10,443	$49	$37,273
Terminations	11,823	1,939	23,551	8,509
Outside Services (1)	22,083	802	47,066	1,478
Other (2)	8,022	(344)	12,631	24
Total	$41,928	$12,840	$83,297	$47,284
(1) Amounts in the three and six months ended March 29, 2024 are comprised of outside services relating to the Separation Transaction.
(2) Amounts in the three and six months ended March 29, 2024 are comprised of charges relating to the Separation Transaction.

JACOBS SOLUTIONS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
Cumulative amounts incurred to date under our various Restructuring and other activities described above by each major type of cost as of March 29, 2024 are as follows (in thousands):

Lease Abandonments and Impairments	$432,773
Terminations	191,867
Outside Services	392,756
Other	208,565
Total	$1,225,961
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
During fiscal 2022, the Company entered into two treasury lock agreements with a total notional value of $500 million to manage its interest rate exposure to the anticipated issuance of fixed rate debt before December 2023. On February 13, 2023, the Company settled these treasury lock agreements and issued the 5.90% Bonds in the aggregate principal amount of $500 million, which resulted in the receipt of cash and a gain of $37.4 million, before tax, which is being amortized to interest expense and recognized over the term of the 5.90% Bonds. See Note 12- Borrowings for further discussion relating to the terms of the 5.90% Bonds. The unrealized net gain on these instruments was $25.1 million and $26.5 million, net of tax, and is included in accumulated other comprehensive income as of March 29, 2024 and September 29, 2023, respectively.
In fiscal 2020 we entered into interest rate swap agreements with a notional value of $745.9 million as of March 29, 2024 to manage the interest rate exposure on our variable rate loans. By entering into the swap agreements, the Company converted the LIBOR and SONIA rate based liabilities into fixed rate liabilities, for periods ranging from five to ten years. The fair value of the interest rate swaps at March 29, 2024 was $79.1 million of which $66.2 million is included within miscellaneous other assets and $12.9 million is included within current assets on the consolidated balance sheet as of March 29, 2024. The fair value of interest rate swaps at September 29, 2023 was $102.6 million, which are included in miscellaneous other assets on the consolidated balance sheet as of September 29, 2023. The unrealized net gain on these interest rate swaps as of March 29, 2024 and September 29, 2023 was $59.6 million and $77.2 million, respectively, net of tax, and was included in accumulated other comprehensive income.
Additionally, in fiscal 2020, we entered into a cross currency swap agreement with a notional value of $127.8 million to manage the interest rate and foreign currency exposure on our USD borrowings by a European subsidiary. By entering into the cross currency swap, the Company converted our LIBOR rate based borrowing in USD to a fixed rate Euro liability for three and a half years. During the fourth quarter of fiscal 2023, the Company paid down the borrowings hedged by the cross currency swap and settled the cross currency swap agreement.
During fiscal 2023, the aggregate liability amounts denominated in U.S. dollars transitioned from underlying LIBOR benchmarked rates to the SOFR and the terms of the swaps were amended accordingly. The swaps were designated as cash-flow hedges in accordance with ASC 815, Derivatives and Hedging.
Additionally, the Company held foreign exchange forward contracts in currencies that support our operations, including British Pound, Euro, Australian Dollar and other currencies, with notional values of $946.1 million at March 29, 2024 and $857.7 million at September 29, 2023. The length of these contracts currently ranges from one week to 10 months. The fair value of the foreign exchange contracts at March 29, 2024 was $(4.3) million, of which $(4.9) million is included within current liabilities and $0.6 million is included within current assets on the consolidated balance sheet as of March 29, 2024. The fair value of the contracts as of September 29, 2023 was $9.5 million, of which $16.1 million is included within current assets and $(6.6) million is included within current liabilities on the consolidated balance sheet as of September 29, 2023. Associated income statement impacts are included in miscellaneous income (expense) in the consolidated statements of earnings for both periods.

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
At March 29, 2024 and September 29, 2023, the Company had issued and outstanding approximately $289.7 million and $322.0 million, respectively, in LOCs and $2.2 billion and $2.0 billion, respectively, in surety bonds.
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
During the fourth quarter of fiscal 2022, the Company recorded a receivable for certain expected third-party recoveries equal to approximately $27 million before tax, which was collected during first half of fiscal 2023.
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

	For the Three Months Ended		For the Six Months Ended
	March 29, 2024	March 31, 2023	March 29, 2024	March 31, 2023
Revenues from External Customers:
Critical Mission Solutions	$1,229,226	$1,191,056	$2,357,829	$2,266,231
People & Places Solutions	2,521,860	2,345,065	4,992,301	4,572,050
Divergent Solutions	224,040	241,224	478,220	455,690
PA Consulting	293,967	300,987	599,968	583,030
Total	$4,269,093	$4,078,332	$8,428,318	$7,877,001

	For the Three Months Ended		For the Six Months Ended
	March 29, 2024	March 31, 2023	March 29, 2024	March 31, 2023
Segment Operating Profit:
Critical Mission Solutions	$103,649	$93,943	$197,056	$176,163
People & Places Solutions	267,765	232,205	492,763	458,825
Divergent Solutions (1)	18,973	24,861	26,556	36,828
PA Consulting	60,169	65,631	114,624	116,658
Total Segment Operating Profit	450,556	416,640	830,999	788,474
Other Corporate Expenses (2)	(117,313)	(107,623)	(238,373)	(201,309)
Restructuring, Transaction and Other Charges (3)	(52,255)	(19,154)	(107,574)	(59,497)
Total U.S. GAAP Operating Profit	280,988	289,863	485,052	527,668
Total Other Expense, net	(39,403)	(37,550)	(77,716)	(77,873)
Earnings from Continuing Operations Before Taxes	$241,585	$252,313	$407,336	$449,795

(1)
For the six months ended March 29, 2024, operating profit included an approximate $15 million pre-tax non-cash charge associated with an inventory write down during the fiscal 2024 period comprised of cumulative adjustments of immaterial inventory misstatements previously reported which would not have been material to any prior period financial statements nor to any amounts reported in the current period.

(2)
Other corporate expenses included intangibles amortization of $52.6 million and $50.5 million for the three months ended March 29, 2024 and March 31, 2023, respectively, and $103.8 million and $100.2 million, for the six months ended March 29, 2024 and March 31, 2023, respectively, along with approximately $11.0 million intangibles impairment charge in the six month period ended, March 29, 2024 . Additionally, the comparison of the six month period of fiscal 2024 to the corresponding 2023 period was unfavorably impacted by the one-time net favorable impact of $41 million relating mainly to changes in employee benefits programs in the prior year, partly offset by year over year favorable department spending as well as favorable impacts of corporate functional overhead cost recovery by our lines of business.

(3)
The three months and six months ended March 29, 2024 included $38.9 million and $79.1 million, respectively, in restructuring and other charges and $8.4 million and $19.4 million, respectively, of transaction charges, mainly relating to the Separation Transaction (primarily professional services and employee separation costs). Included in the three months and six months ended March 31, 2023 were $10.1 million and $37.2 million, respectively, mainly in real estate impairment charges related to the Company's transformation initiatives.

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

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.
General
The purpose of this Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is to provide a narrative analysis explaining the reasons for material changes in the Company’s (i) financial condition from the most recent fiscal year-end to March 29, 2024 and (ii) results of operations during the current fiscal period(s) as compared to the corresponding period(s) of the preceding fiscal year. In order to better understand such changes, readers of this MD&A should also read:
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

In addition to historical information, this MD&A and other parts of this Quarterly Report on Form 10-Q contain forward-looking statements within the meaning of the United States Private Securities Litigation Reform Act of 1995. Forward-looking statements are statements that do not directly relate to any historical or current fact. When used herein, words such as “expects,” “anticipates,” “believes,” “seeks,” “estimates,” “plans,” “intends,” “future,” “will,” “would,” “could,” “can,” “may,” "target," "goal" and similar words are intended to identify forward-looking statements. Examples of forward-looking statements include, but are not limited to, statements we make concerning the financial condition and results of operations and our expectations as to our future growth, prospects, financial outlook and business strategy for fiscal year 2024 or future fiscal years, including our expectations for the timing of completion of restructuring activities and savings to be realized from such activities, as well as the ability to effectuate the Separation Transaction on the expected terms and on the projected timeline, and any assumptions underlying any of the foregoing. Although such statements are based on management’s current estimates and expectations, and/or currently available competitive, financial, and economic data, forward-looking statements are inherently uncertain, and you should not place undue reliance on such statements as actual results may differ materially. We caution the reader that there are a variety of risks, uncertainties and other factors that could cause actual results to differ materially from what is contained, projected or implied by our forward-looking statements. Such factors include uncertainties as to the timing of the Separation Transaction, the impact of the Separation Transaction on Jacobs' and the combined company's businesses if the transaction is completed, including a possible impact on Jacobs' credit profile and a possible decrease in the trading price of Jacobs' and/or the combined company's shares, the possibility that the Separation Transaction, if completed, may not qualify for the expected tax treatment, the ability to obtain all required regulatory approvals, the possibility that closing conditions for the Separation Transaction may not be satisfied or waived, on a timely basis or otherwise, the risk that any consents or approvals required in connection with the Separation Transaction may not be received, the risk that the Separation Transaction may not be completed on the terms or in the time frame expected by the parties, uncertainties as to our and our stockholders' respective ownership percentages of the combined company and the value to be derived from the disposition of Jacobs’ stake in the combined company, unexpected costs, charges or expenses resulting from the Separation Transaction, business and management strategies and the growth expectations of the combined company, the inability of Jacobs' and the combined company to retain and hire key personnel, customers or suppliers while the Separation Transaction is pending or after it is completed, and the ability of the Company to eliminate all stranded costs, as well as other factors related to our business, such as our ability to fully execute on our three-year corporate strategy, including our ability to invest in the tools needed to implement our strategy, competition from existing and future competitors in our target markets, our ability to achieve the cost-savings and synergies contemplated by our recent acquisitions within the expected time frames or to achieve them fully and to successfully integrate acquired businesses, the impact of acquisitions, strategic alliances, divestitures, and other strategic events resulting from evolving business strategies, including on the Company’s ability to maintain its culture and retain key personnel, the impact of any pandemic, and any resulting economic downturn on our results, prospects and opportunities, measures or restrictions imposed by governments and health officials in response to the pandemic, the timing of the award of projects and funding and potential changes to the amounts provided for, under the Infrastructure Investment and Jobs Act, as well as other legislation related to governmental spending, any changes in U.S. or foreign tax laws, statutes, rules, regulations or ordinances that may adversely impact our future financial positions or results of operations, financial market risks that may affect the Company, including by affecting the Company's access to capital, the cost of such capital and/or the Company's funding obligations under defined benefit pension and postretirement plans, as well as general economic conditions, including inflation and the actions taken by monetary authorities in response to inflation, changes in interest rates and foreign currency exchange rates, changes in capital markets, instability in the banking industry, or the impact of a possible recession or economic downturn on our results, prospects and opportunities, and geopolitical events and conflicts, among others. The impact of such matters includes, but is not limited to, the possible reduction in demand for certain of our product solutions and services and the delay or abandonment of ongoing or anticipated projects due to the financial condition of our clients and suppliers or to governmental budget constraints or changes to governmental budgetary priorities; the inability of our clients to meet their payment obligations in a timely manner or at all; potential issues and risks related to a significant portion of our employees working remotely; illness, travel restrictions and other workforce disruptions that have and could continue to negatively affect our supply chain and our ability to timely and satisfactorily complete our clients’ projects; difficulties associated with retaining and hiring additional employees; and the inability of governments in certain of the countries in which we operate to effectively mitigate the financial or other impacts of any future pandemics or infectious disease outbreaks on their economies and workforces and our operations therein. The foregoing factors and potential future developments are inherently uncertain, unpredictable and, in many cases, beyond our control. For a description of these and additional factors that may occur that could cause actual results to differ from our forward-looking statements, see Item 1A, Risk Factors included in our 2023 Form 10-K and in this Quarterly Report on Form 10-Q. We undertake no obligation to release publicly any revisions or updates to any forward-looking statements. We encourage you to read carefully the risk factors, as well as the financial and business disclosures contained in this Quarterly Report on Form 10-Q and in other documents we file from time to time with the United States Securities and Exchange Commission (the "SEC").
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

Our Boldly Moving Forward strategy announced in March of 2022 provides Jacobs with a three-year strategy that builds on our success over the preceding three years and takes advantage of a new lens crafted from the incredible pace of change in the world and in our markets. We’re now focused on broadening our leadership in high growth sectors aligned with long-term secular trends, such as infrastructure renewal and investment, and the global transition to more sustainable ways of living. Our strategy is driven by our purpose to create a more connected, sustainable world and our values. An extensive evaluation of global trends, capabilities and markets to understand the largest opportunities, projected spend and growth rates identified three growth accelerators: Climate Response, Data Solutions, and Consulting & Advisory, which cut across our entire organization and key sectors creating connections among global market trends, our client solutions and our company purpose. Our three growth accelerators are delivering significant value for our clients, positioning Jacobs for high-margin growth while advancing sustainability and social value in the communities where we serve.
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
People & Places Solutions (P&PS)
Jacobs' People & Places Solutions line of business provides end-to-end solutions for our clients’ most complex challenges related to climate change, energy transition, connected mobility, integrated water management, pharmaceutical and semi-conductor manufacturing. In doing so, we combine deep experience in the following end markets - Advanced Manufacturing, Cities & Places, Energy, Environment, Transportation and Water. Our core skills revolve around consulting, planning, architecture, design, engineering, infrastructure delivery services including project, program and construction management and long-term operation of facilities. Solutions are delivered as standalone professional service engagements, comprehensive program management partnerships, and selective progressive design-build and construction management at-risk delivery services. Increasingly, we use data science and technology-enabled expertise to deliver positive and enduring outcomes for the clients and communities we serve.

Our clients include national, state and local governments in the U.S., Europe, U.K., Middle East, and Asia Pacific, and multinational and local private sector clients throughout the world.
Divergent Solutions (DVS)
    Jacobs’ operating segment, Divergent Solutions, serves as the core foundation for developing and delivering innovative, next-generation cloud, cyber, data and digital technologies. DVS further strengthens our ability to drive value for clients of both LOBs by leveraging a full spectrum of cyber, data analytics, systems and software application integration services across Jacobs. Our core capabilities include global strategic alliances, innovation collaboration, next-generation technologies, software and data as a service, and data and secure solutions, all aligned to high-growth verticals of Water, Transportation, Advanced Manufacturing and National Security. DVS clients include government agencies and commercial clients in the U.S. and international markets. The Separation Transaction announced on November 20, 2023 includes portions of DVS, including its Cyber & Intelligence business.
PA Consulting
Jacobs invested in a 65% stake in PA Consulting, the company that is bringing ingenuity to life. PA Consulting accelerates new growth ideas from concept, through design and development and to commercial success, and revitalizes organizations, building leadership, culture, systems and processes to make innovation a reality. PA Consulting's global team of approximately 4,000, which includes strategists, innovators, designers, consultants, digital experts, scientists, engineers and technologists work across seven sectors: consumer and manufacturing, defense and security, energy and utilities, financial services, government, health and life sciences, and transport to make a positive impact alongside the clients it supports, bringing ingenuity to life.

PA Consulting has a diverse mix of private and public sector clients. Private sector clients include global household names like Unilever, and start-ups like PulPac, which converts plant fibers into sustainable packaging to reduce single-use plastic. From sustainable airports with Amsterdam Airport Schiphol and enhanced home security with ADT, to resilient banking with Bankomat, pioneering medtech with Hubly Surgical, and accelerating the energy transition with Invenergy and energyRe. Public sector clients include the U.K.'s Ministry of Defence, Nuclear Decommissioning Authority, Norwegian Labour and Welfare Administration, and Danish Tax Agency.
In a fast-moving, complex world, we’re deploying the collective strengths of Jacobs and PA Consulting to create significant opportunities for our clients. Alongside Copenhagen Metro – one of the most advanced public transport systems in Europe – we’re providing strategic management and technical services to support its operations and maintenance. We’ve also been selected by the U.K. Department for Transport to provide technical and commercial advice on its portfolio of rail and other transport mode agreements, major projects and programs, and its policy and strategic work in transport.

Results of Operations for the three and six months ended March 29, 2024 and March 31, 2023
(in thousands, except per share information)

	For the Three Months Ended		For the Six Months Ended
	March 29, 2024	March 31, 2023	March 29, 2024	March 31, 2023
Revenues	$4,269,093	$4,078,332	$8,428,318	$7,877,001
Direct cost of contracts	(3,364,478)	(3,188,038)	(6,673,165)	(6,171,994)
Gross profit	904,615	890,294	1,755,153	1,705,007
Selling, general and administrative expenses	(623,627)	(600,431)	(1,270,101)	(1,177,339)
Operating Profit	280,988	289,863	485,052	527,668
Other Income (Expense):
Interest income	9,405	7,630	17,639	10,637
Interest expense	(44,232)	(40,613)	(87,584)	(80,690)
Miscellaneous expense, net	(4,576)	(4,567)	(7,771)	(7,820)
Total other expense, net	(39,403)	(37,550)	(77,716)	(77,873)
Earnings from Continuing Operations Before Taxes	241,585	252,313	407,336	449,795
Income Tax expense from Continuing Operations	(67,283)	(19,060)	(51,005)	(69,163)
Net Earnings of the Group from Continuing Operations	174,302	233,253	356,331	380,632
Net Loss of the Group from Discontinued Operations	(768)	(75)	(1,342)	(783)
Net Earnings of the Group	173,534	233,178	354,989	379,849
Net Earnings Attributable to Noncontrolling Interests from Continuing Operations	(7,340)	(7,803)	(14,567)	(14,834)
Net Earnings Attributable to Redeemable Noncontrolling interests	(4,082)	(8,863)	(6,700)	(12,855)
Net Earnings Attributable to Jacobs from Continuing Operations	162,880	216,587	335,064	352,943
Net Earnings Attributable to Jacobs	$162,112	$216,512	$333,722	$352,160
Net Earnings Per Share:
Basic Net Earnings from Continuing Operations Per Share	$1.30	$1.71	$2.68	$2.78
Basic Net Loss from Discontinued Operations Per Share	$(0.01)	$—	$(0.01)	$(0.01)
Basic Earnings Per Share	$1.29	$1.71	$2.66	$2.78

Diluted Net Earnings from Continuing Operations Per Share	$1.29	$1.70	$2.66	$2.77
Diluted Net Loss from Discontinued Operations Per Share	$(0.01)	$—	$(0.01)	$(0.01)
Diluted Earnings Per Share	$1.28	$1.70	$2.65	$2.76

Overview – Three and Six Month Periods Ended March 29, 2024
Net earnings attributable to the Company from continuing operations for the second fiscal quarter ended March 29, 2024 were $162.9 million (or $1.29 per diluted share), a decrease of $53.7 million, from net earnings of $216.6 million (or $1.70 per diluted share) for the corresponding period last year. Current quarter favorable underlying operating performance compared to the prior year period was more than offset mainly by $52.3 million in pre-tax Restructuring and other charges and transaction costs due primarily to expenses incurred relating to the Separation Transaction (mainly professional services and employee separation costs), compared to fiscal 2023 amounts of $19.1 million mainly associated with the Company's transformation initiatives relating to real estate, which are discussed in Note 16- Restructuring and Other Charges. Further, our reported net earnings for the current year quarter were unfavorably impacted by an increase in income taxes of $48.2 million compared to the fiscal 2023 period, attributable mainly to a tax benefit in the prior year quarter of $40.2 million related to uncertain tax positions in the U.S. that were effectively settled as discussed in Note 10- Income Taxes.
For the six months ended March 29, 2024, net earnings attributable to the Company from continuing operations were $335.1 million (or $2.66 per diluted share), a decrease of $17.9 million, from net earnings of $352.9 million (or $2.77 per diluted share) for the corresponding period last year. Current favorable underlying operating performance compared to the prior year period was more than offset by approximately $98.5 million in Restructuring and other charges and transactions costs activities relating to the Separation Transaction for the current fiscal year-to-date period, compared to fiscal 2023 amounts of $38.7 million associated with the Company's transformation initiatives relating to real estate, which are discussed in Note 16- Restructuring and Other Charges. Further, the 2023 first fiscal quarter included a net favorable impact of approximately $15.0 million in overhead cost reductions associated mainly with one-time benefit program changes, which was offset in part by higher incentive and other compensation charges and higher investments in company technology platforms. Our reported net earnings for the first half of fiscal 2024 were also favorably impacted by lower income taxes of $18.2 million compared to the fiscal 2023 period, due mainly to a deferred income tax benefit of $61.6 million related to Australia in the first quarter of fiscal 2024 and offset in part mainly by the uncertain tax positions in the U.S. that were effectively settled in the prior year period as mentioned above, combined with other current quarter income tax items further discussed in Note 10- Income Taxes. Finally, earnings attributable to redeemable noncontrolling interests were $6.2 million lower for the six months ended March 29, 2024 due to lower net earnings results in our PA Consulting investment compared to the corresponding period last year.
Consolidated Results of Operations
Revenues for the second fiscal quarter of 2024 were $4.27 billion, an increase of $190.8 million, or 4.7%, from $4.08 billion for the corresponding period last year. For the six months ended March 29, 2024, revenues were $8.43 billion, an increase of $551.3 million, or 7.0%, from $7.88 billion for the corresponding period last year. Revenue increases for the quarterly year over year period were due mainly to the Company's P&PS business as well as increases seen in our CMS business. For the six month periods higher revenue levels in P&PS as well as across all of our lines of businesses contributed to our favorable revenue results. The P&PS business benefited primarily from stronger performance in its Advanced Facilities, Federal & Environmental and Energy & Power operations while our CMS business benefited from stronger performance in Energy, Security & Technology. Our revenues were favorably impacted by foreign currency translation of $31.4 million and $82.3 for the three and six months ended March 29, 2024, respectively, across our international businesses, as compared to an unfavorable impact of $109.0 million and $267.0 million for the three and six months ended March 31, 2023, respectively.
Gross profit for the second fiscal quarter of 2024 was $904.6 million, an increase of $14.3 million, or 1.6%, from $890.3 million from the corresponding period last year, with gross profit margins of 21.2% and 21.8% for the respective periods. Gross profit for the six months ended March 29, 2024 was $1.76 billion, an increase of $50.1 million, or 2.9%, from $1.71 billion from the corresponding period last year. Our gross profit margins were 20.8% and 21.6% for the six months ended March 29, 2024 and March 31, 2023, respectively. The Company's increase in gross profit was mainly attributable to higher revenues as mentioned above, with slight margin impacts from year over year mix as well as personnel cost impacts primarily in the six month period.
See Segment Financial Information discussion for further information on the Company’s results of operations at the operating segment.
SG&A expenses for the three and six months ended March 29, 2024 were $623.6 million and $1.27 billion respectively, compared to $600.4 million and $1.18 billion for the corresponding period last year, representing an increase of $23.2 million and $92.8 million or 3.9% and 7.9%, respectively. SG&A expenses for the three and six months ended March 29, 2024 were impacted by Restructuring and other charges of $47.4 million and $98.5 million respectively, primarily related to the Separation Transaction (mainly professional services and employee separation costs), in comparison to prior period Restructuring and other charges related to real estate related costs of $11.0 million and $38.7 million respectively. These unfavorable items were offset in part by department spend decreases compared to the prior year periods in connection with the Company's cost reduction programs. Also, SG&A expenses were impacted by unfavorable foreign currency translation of $4.6 million and $13.9 million, respectively, for the three and six months March 29, 2024 as compared to favorable impacts of $23.1 million and $50.6 million for the corresponding periods last year.
Net interest expense for the three and six months ended March 29, 2024 was $34.8 million and $69.9 million respectively, an increase of $1.8 million and decrease of $0.1 million from $33.0 million and $70.1 million, or 5.6% and 0.2%, respectively, for the corresponding periods last year. The increase in net interest expense for the three month period ended March 29, 2024 is due primarily to interest rates increasing throughout fiscal year 2023 and fiscal year 2024. The increase in interest expense was offset in part by higher interest rates on cash held and by the Company's lower overall levels of outstanding debt compared to the corresponding periods last year.
Miscellaneous expense, net for the three and six months ended March 29, 2024 of $4.6 million and $7.8 million, respectively, remained flat in comparison to $4.6 million and $7.8 million for the corresponding periods last year.
The Company’s effective tax rates from continuing operations for the three months ended March 29, 2024 and March 31, 2023 were 27.9% and 7.6%, respectively. The most significant items contributing to the difference between the statutory U.S. federal corporate tax rate of 21% and the Company's effective tax rate for the three-month period ended March 29, 2024 were U.S. state income tax expense of $4.0 million and U.S. tax on foreign earnings of $5.5 million. These expense items are expected to have a continuing impact on the Company's effective tax rate for the remainder of the fiscal year. For the three months ended March 31, 2023, the main differences were attributable to a tax benefit of $40.2 million related to uncertain tax positions (“UTPs”) in the U.S. that were effectively settled, of which $30.8 million relates to positions carried forward from the acquisition of CH2M Hill Companies Ltd. that was completed in 2018, as well as a tax benefit of $8.6 million for the release of previously valued foreign tax credits. These benefits were partly offset by U.S. state income tax expense of $5.9 million and U.S. tax on foreign earnings of $4.6 million.
The Company's effective tax rates from continuing operations for the six months ended March 29, 2024 and March 31, 2023 were 12.6% and 15.4%, respectively. The most significant item contributing to the difference between the statutory U.S. federal corporate tax rate of 21% and the Company’s effective tax rate for the six-month period ended March 29, 2024 related to a discrete event associated with the election to treat an Australian subsidiary as a corporation versus a partnership for U.S. tax purposes, with this election resulting in the derecognition of a deferred tax liability and yielding a discrete income tax benefit of $61.6 million as the Company asserts that a component of the investment will be indefinitely reinvested. This benefit was partly offset by U.S. state income tax expense of $7.3 million and U.S. tax on foreign earnings of $8.6 million, which are expected to have a continuing impact on the Company's effective tax rate for the remainder of the fiscal year. For the six months ended March 31, 2023, the main differences were associated with net tax benefits of $39.0 million mostly related to UTPs mentioned above and a tax benefit of $8.6 million for the release of previously valued foreign tax credits, partly offset by U.S. state income tax expense of $10.5 million and U.S. tax on foreign earnings of $8.2 million.
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
Net earnings attributable to noncontrolling interests for the three and six months ended March 29, 2024 of $11.4 million and $21.3 million, respectively and $16.7 million and $27.7 million for the corresponding periods last year were lower primarily due to lower net earnings results in our PA Consulting investment compared to the prior year quarter.
Restructuring and Other Charges

During fiscal 2023, the Company implemented restructuring initiatives relating to the Separation Transaction. The Company incurred approximately $19.8 million in fiscal 2023 and $19.7 million during the six months ended March 29, 2024, in pre-tax cash charges in connection with these initiatives. These actions, which are expected to be substantially completed before the end of fiscal 2025, are expected to result in estimated gross annualized pre-tax cash savings of approximately $94 million to $115 million. We will likely incur additional charges under this program through fiscal 2025, which are expected to result in additional savings in future periods.
During third quarter fiscal 2023, the Company approved a plan to improve business processes and cost structures of our PA Consulting investment by reorganizing senior management and reducing headcount. In connection with these initiatives, which are expected to be substantially complete before the end of fiscal 2024, the Company incurred approximately $14.3 million during fiscal 2023 and $4.2 million in the six months ending March 29, 2024, in pre-tax cash charges. These activities are expected to result in estimated gross annualized pre-tax cash savings of approximately $45 million to $60 million.
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

	Three Months Ended		Six Months Ended
	March 29, 2024	March 31, 2023	March 29, 2024	March 31, 2023
Revenues from External Customers:
Critical Mission Solutions	$1,229,226	$1,191,056	$2,357,829	$2,266,231
People & Places Solutions	2,521,860	2,345,065	4,992,301	4,572,050
Divergent Solutions	224,040	241,224	478,220	455,690
PA Consulting	293,967	300,987	599,968	583,030
Total	$4,269,093	$4,078,332	$8,428,318	$7,877,001

	Three Months Ended		Six Months Ended
	March 29, 2024	March 31, 2023	March 29, 2024	March 31, 2023
Segment Operating Profit:
Critical Mission Solutions	$103,649	$93,943	$197,056	$176,163
People & Places Solutions	267,765	232,205	492,763	458,825
Divergent Solutions (1)	18,973	24,861	26,556	36,828
PA Consulting	60,169	65,631	114,624	116,658
Total Segment Operating Profit	450,556	416,640	830,999	788,474
Other Corporate Expenses (2)	(117,313)	(107,623)	(238,373)	(201,309)
Restructuring, Transaction and Other Charges (3)	(52,255)	(19,154)	(107,574)	(59,497)
Total U.S. GAAP Operating Profit	280,988	289,863	485,052	527,668
Total Other Expense, net	(39,403)	(37,550)	(77,716)	(77,873)
Earnings Before Taxes from Continuing Operations	$241,585	$252,313	$407,336	$449,795

(1)	For the six months ended March 29, 2024, operating profit included an approximate $15 million pre-tax non-cash charge associated with an inventory write down during the fiscal 2024 period comprised of cumulative adjustments of immaterial inventory misstatements previously reported which would not have been material to any prior period financial statements nor to any amounts reported in the current period.
(2)	Other corporate expenses included intangibles amortization of $52.6 million and $50.5 million for the three months ended March 29, 2024 and March 31, 2023, respectively, and $103.8 million and $100.2 million, for the six months ended March 29, 2024 and March 31, 2023, respectively, along with approximately $11.0 million intangibles impairment charge in the six month period ended, March 29, 2024 . Additionally, the comparison of the six month period of fiscal 2024 to the corresponding 2023 period was unfavorably impacted by the one-time net favorable impact of $41 million relating mainly to changes in employee benefits programs in the prior year, partly offset by year over year favorable department spending as well as favorable impacts of corporate functional overhead cost recovery by our lines of business.
(3)	The three months and six months ended March 29, 2024 included $38.9 million and $79.1 million, respectively, in restructuring and other charges and $8.4 million and $19.4 million, respectively, of transaction charges, mainly relating to the Separation Transaction (primarily professional services and employee separation costs). Included in the three months and six months ended March 31, 2023 were $10.1 million and $37.2 million, respectively, mainly in real estate impairment charges related to the Company's transformation initiatives.

Critical Mission Solutions

	Three Months Ended		Six Months Ended
	March 29, 2024	March 31, 2023	March 29, 2024	March 31, 2023
Revenue	$1,229,226	$1,191,056	$2,357,829	$2,266,231
Operating Profit	$103,649	$93,943	$197,056	$176,163

Critical Mission Solutions segment revenues for the three and six months ended March 29, 2024 were $1.23 billion and $2.36 billion respectively, an increase of $38.2 million and $91.6 million, or 3.2% and 4.0%, from reported amounts of $1.19 billion and $2.27 billion for the corresponding periods last year. During the three and six months ended March 29, 2024, revenue benefited from increased volume in the nuclear remediation and energy sectors in the United Kingdom as well as strong performance in the U.S. space, defense, and energy markets. Foreign currency translation had approximately $9.6 million and $22.6 million in favorable impacts on revenues for the three and six months ended March 29, 2024, respectively, compared to $25.5 million and $58.6 million in unfavorable impacts in the corresponding prior year periods.

Operating profit for the segment was $103.6 million and $197.1 million respectively, for the three and six months ended March 29, 2024, which was an increase of $9.7 million and $20.9 million, or 10.3% and 11.9%, from $93.9 million and $176.2 million compared to the corresponding periods in the prior year. Operating profit level and margin trends for the year-over-year periods were favorably impacted by increased profitability in the United Kingdom and U.S. nuclear remediation markets, and U.S. commercial markets. Foreign currency translation had approximately $1.3 million and $3.1 million in favorable impacts on operating profit for the three and six months ended March 29, 2024, as compared to $3.3 million and $7.2 million in unfavorable impacts in the corresponding prior year periods.

People & Places Solutions

	Three Months Ended		Six Months Ended
	March 29, 2024	March 31, 2023	March 29, 2024	March 31, 2023
Revenue	$2,521,860	$2,345,065	$4,992,301	$4,572,050
Operating Profit	$267,765	$232,205	$492,763	$458,825

Revenues for the People & Places Solutions segment for the three and six months ended March 29, 2024 was $2.52 billion and $4.99 billion respectively, an increase of $176.8 million and $420.3 million, or 7.5% and 9.2%, from reported amounts of $2.35 billion and $4.57 billion for the corresponding periods last year. The increase in revenue for the three and six months ended March 29, 2024 was driven by net revenue growth across all sectors, specifically in water, life sciences and energy. Foreign currency translation had approximately $8.9 million and $29.6 million in favorable impacts on revenues for the three and six months ended March 29, 2024, as compared to $51.2 million and $134.5 million in unfavorable impacts in the corresponding prior year periods.

Operating profit for the People & Places Solutions segment for the three and six month period ended March 29, 2024 was $267.8 million and $492.8 million respectively, an increase of $35.6 million and $33.9 million, or 15.3% and 7.4%, from $232.2 million and $458.8 million for the corresponding period last year. The increase in the three and six month periods is a result of higher year over year segment revenues mentioned above with partially offsetting impacts from higher corporate cost allocations versus the prior year period. Foreign currency translation had approximately $1.9 million and $5.4 million in favorable impacts on operating profit for the three and six months ended March 29, 2024, as compared to $9.5 million and $25.4 million in unfavorable impacts in the corresponding prior year periods.

Divergent Solutions

	Three Months Ended		Six Months Ended
	March 29, 2024	March 31, 2023	March 29, 2024	March 31, 2023
Revenue	$224,040	$241,224	$478,220	$455,690
Operating Profit	$18,973	$24,861	$26,556	$36,828

Revenues for the Divergent Solutions segment for the three and six months ended March 29, 2024 were $224.0 million and $478.2 million, respectively, a change of $(17.2) million and $22.5 million, or (7.1)% and 4.9%, from $241.2 million and $455.7 million for the corresponding periods last year. The decrease in revenue for the three months ended March 29, 2024 was mainly due to a national government program ending. The six month increase is due to a startup of new programs previously won in fiscal 2023. Foreign currency translation did not have a material impact on revenue in our Divergent Solutions segment for either period presented.

Operating profit for the segment was $19.0 million and $26.6 million, for the three and six months ended March 29, 2024, respectively, a decrease of $5.9 million and $10.3 million, or 23.7% and 27.9%, from $24.9 million and $36.8 million for the corresponding periods last year. The three month decrease is driven by higher software licensing revenue in the second quarter of fiscal 2023. Operating profit for the six month period reflected strong underlying performance in the Cyber & Intelligence business unit and the new programs previously won in fiscal 2023, although fully offset by an approximate one-time $15 million pre-tax non-cash charge associated with an inventory write down during the fiscal 2024 period. Foreign currency translation had an immaterial impact on operating profit in our Divergent Solutions segment for both periods presented.

PA Consulting

	Three Months Ended		Six Months Ended
	March 29, 2024	March 31, 2023	March 29, 2024	March 31, 2023
Revenue	$293,967	$300,987	$599,968	$583,030
Operating Profit	$60,169	$65,631	$114,624	$116,658

Revenues for the PA Consulting segment for the three and six months ended March 29, 2024 were $294.0 million and $600.0 million, respectively, a change of $(7.0) million and $16.9 million, or (2.3)% and 2.9%, from $301.0 million and $583.0 million in the corresponding periods last year. The three and six month changes are primarily due to growth in PA Consulting's Defence & Security, Public Sector, Energy & Utilities, and Advanced Facilities businesses with stronger growth during the first fiscal quarter. Foreign currency translation had approximately $12.4 million and $29.1 million in favorable impacts on revenues for the three and six months ended March 29, 2024, respectively, as compared to $30.7 million and $72.3 million in unfavorable impacts in the corresponding prior year periods.

Operating profit for the segment for the three and six months ended March 29, 2024 was $60.2 million and $114.6 million, respectively, a decrease of $5.5 million and $2.0 million, or 8.3% and 1.7%, from $65.6 million and $116.7 million in the corresponding periods last year, due mainly to impacts from changes in revenue noted above as well as impacts from timing of certain personnel related expenses incurred in connection with our cost management programs.

Other Corporate Expenses
Other corporate expenses for the three and six months ended March 29, 2024 were $117.3 million and $238.4 million, respectively, an increase of $9.7 million and $37.1 million, or 9.0% and 18.4%, from $107.6 million and $201.3 million for the corresponding periods last year. The three month period of fiscal 2024 was impacted mainly by increases in expense associated with certain contingent equity-based agreements in connection with our PA Consulting investment. The comparison of the six months period of fiscal 2024 to the corresponding 2023 period was further unfavorably impacted by a one-time net favorable impact of $41 million relating mainly to changes in employee benefits programs during first quarter 2023, partly offset by year over year favorable department spending as well as favorable impacts of corporate functional overhead cost recovery by our lines of business. Additionally, the fiscal 2024 year-to-date period reflects approximately $11 million in one-time non-cash intangibles impairment charges.
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

The following table summarizes our backlog at March 29, 2024 and March 31, 2023 (in millions):

	March 29, 2024	March 31, 2023
Critical Mission Solutions	$8,453	$8,136
People & Places Solutions	17,929	17,563
Divergent Solutions	2,682	2,956
PA Consulting	344	319
Total	$29,408	$28,974

The increase in backlog in Critical Mission Solutions from March 31, 2023 was primarily driven by growth and increased funding levels in the United Kingdom and U.S. nuclear remediation markets along with growth in the U.K. defense sector that offset slower growth in the U.S. Defense sector.

The increase in backlog in People & Places Solutions from March 31, 2023 was predominantly driven by growth in the Life Sciences and Energy markets.

The decrease in backlog in Divergent Solutions (DVS) from March 31, 2023 was primarily due to a major program ending prior than expected, as discussed above.

The increase in backlog in PA Consulting from March 31, 2023 was primarily driven by strategic focus on long-term projects as well as organic year-over-year growth of the business.

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
Liquidity and Capital Resources
At March 29, 2024, our principal sources of liquidity consisted of $1.03 billion in cash and cash equivalents and $2.11 billion of available borrowing capacity under our $2.25 billion revolving credit agreement (the "Revolving Credit Facility"). We finance much of our operations and growth through cash generated by our operations.
Cash and cash equivalents at March 29, 2024 were $1.03 billion, representing an increase of $106.9 million from $926.6 million at September 29, 2023, the reasons for which are described below.
Our net cash flow provided by operations of $375.5 million during the six months ended March 29, 2024 was unfavorable by $58.8 million in comparison to the cash flow provided by operations of $434.3 million for the corresponding prior year period. The year-over-year decrease in cash from operations is due mainly to higher cash used for income tax payments and increases in accounts receivable, partly offset by higher cash generated from net earnings.
Our net cash used for investing activities for the six months ended March 29, 2024 was $57.3 million, compared to cash used for investing activities of $76.7 million in the corresponding prior year period, with this change due primarily to lower levels of additions to plant, property and equipment in the current year.
Our net cash used for financing activities of $230.8 million for the six months ended March 29, 2024 is driven by share repurchases of $195.5 million, $70.1 million in dividends to shareholders, and $24.4 million in net PA Consulting related redeemable noncontrolling interests purchase and issuance activity, partly offset by net proceeds from borrowings of $85.5 million. Cash used for financing activities in the corresponding prior year period was $336.0 million, due primarily to share repurchases of $140.5 million, $62.8 million in dividends to shareholders, $58.4 million in net PA Consulting related redeemable noncontrolling interests purchase and issuance activity, and net repayments from borrowings of $53.8 million.
At March 29, 2024, the Company had approximately $250.1 million in cash and cash equivalents held in the U.S. and $783.4 million held outside of the U.S. (primarily in the U.K., the Eurozone, Australia, India, Canada, Saudi Arabia and the United Arab Emirates), which is used primarily for funding operations in those regions. Other than the tax cost of repatriating funds to the U.S. (see Note 7- Income Taxes of Notes to Consolidated Financial Statements included in our 2023 Form 10-K), there are no material impediments to repatriating these funds to the U.S.
The Company had $289.7 million in letters of credit outstanding at March 29, 2024. Of this amount, $0.5 million was issued under the Revolving Credit Facility and $289.2 million was issued under separate, committed and uncommitted letter-of-credit facilities.
Long-term debt as of March 29, 2024 decreased by $648.6 million compared to September 29, 2023 primarily due to the reclassification of $785.7 million from long-term to short-term in March 2024 in connection with the March 25, 2025 scheduled maturity of the 2020 Term Loan Facility.
Under the Separation Transaction, Jacobs and its shareholders will own up to 63% of the combined company's common stock upon consummation of the transaction, the exact amount of which will be determined based on the achievement of certain fiscal year 2024 operating profit targets. Jacobs is also expected to receive $1 billion of cash proceeds at closing, subject to customary adjustments. The Company expects to use this cash received at closing to repay outstanding indebtedness. Jacobs is also expected to realize additional value after closing through the disposition of its retained equity stake in the combined company within 12 months.
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
We were in compliance with all of our debt covenants at March 29, 2024.

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

Six Months Ended
(in thousands)	March 29, 2024
Summarized Statement of Earnings Data
Revenue	$1,922,302
Direct Costs	$1,601,264
Selling, General and Administrative Expenses	$275,859
Net loss attributable to Guarantor Subsidiaries from continuing operations	$(17,360)
Noncontrolling interests	$1,126

(in thousands)	March 29, 2024	September 29, 2023
Summarized Balance Sheet Data
Current assets, less receivables from Non-Guarantor Subsidiaries	$1,018,317	$693,037
Current receivables from Non-Guarantor Subsidiaries	$—	$—
Noncurrent assets, less noncurrent receivables from Non-Guarantor Subsidiaries	$469,574	$459,276
Noncurrent receivables from Non-Guarantor Subsidiaries	$582,498	$610,900
Current liabilities	$1,154,781	$616,140
Current liabilities to Non-Guarantor Subsidiaries	$617,497	$387,461
Long-term Debt	$2,164,932	$2,561,590
Other Noncurrent liabilities, less amounts payable to Non-Guarantor Subsidiaries	$242,663	$248,852
Noncurrent liabilities to Non-Guarantor Subsidiaries	$435,868	$343,674
Noncontrolling interests	$873	$577
Accumulated deficit	$(2,546,225)	$(2,395,081)

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
Our Revolving Credit Facility, Term Loan Facilities and certain other debt obligations are subject to variable rate interest which could be adversely affected by an increase in interest rates. As of March 29, 2024, we had an aggregate of $1.92 billion in outstanding borrowings under our Revolving Credit Facility and Term Loan Facilities. Interest on amounts borrowed under these agreements is subject to adjustment based on the Company’s Consolidated Leverage Ratio (as defined in the credit agreements governing the Revolving Credit Facility and the Term Loan Facilities). Depending on the Company’s Consolidated Leverage Ratio, borrowings denominated in U.S. dollars under the Revolving Credit Facility and the Term Loan Facilities bear interest at a SOFR rate plus a margin of between 0.975% and 1.725% or a base rate plus a margin of between 0.0% and 0.625% including applicable margins while borrowings denominated in British pounds under these respective facilities bear interest at an adjusted SONIA rate plus a margin of between 0.908% and 1.658%. Additionally, our Revolving Credit Facility, Term Loan Facilities and our 5.90% Bonds have interest rates subject to potential increases relating to certain ESG metrics as stipulated in the related agreements and as discussed in Note 12- Borrowings.
However, as discussed in Note 17- Commitments and Contingencies and Derivative Financial Instruments, we are party to swap agreements with an aggregate notional value of $745.9 million to convert the variable rate interest based liabilities associated with a corresponding amount of our debt into fixed interest rate liabilities, leaving $1.17 billion in principal amount subject to variable interest rate risk. Additionally, during fiscal 2022, we entered into two treasury lock arrangements with an aggregate notional value of $500.0 million, which were settled in the second quarter fiscal 2023, and are disclosed in further detail in Note 17- Commitments and Contingencies and Derivative Financial Instruments.
For the six months ended March 29, 2024, our weighted average borrowings that are subject to floating rate exposure were approximately $1.34 billion. If floating interest rates had increased by 1.00%, our interest expense for the six months ended March 29, 2024 would have increased by approximately $6.7 million.
Foreign Currency Risk
In situations where the Company incurs costs in currencies other than our functional currency, we sometimes enter into foreign exchange contracts to limit our exposure to fluctuating foreign currencies. We follow the provisions of ASC 815, Derivatives and Hedging in accounting for our derivative contracts. The Company has $946.1 million in notional value of exchange rate sensitive instruments at March 29, 2024. See Note 17- Commitments and Contingencies and Derivative Financial Instruments for discussion.

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
The Company’s management, with the participation of its Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), evaluated the effectiveness of the Company’s disclosure controls and procedures as defined by Rule 13a-15(e) of the Exchange Act defined above, as of March 29, 2024, the end of the period covered by this Quarterly Report on Form 10-Q (the “Evaluation Date”). Based on that evaluation, the Company’s management, with the participation of the Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer) concluded that the Company’s disclosure controls and procedures, as of the Evaluation Date, were effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
There were no changes to our internal control over financial reporting which were identified in connection with the evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act during the quarter ended March 29, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds.
There were no sales of unregistered securities during the second fiscal quarter of 2024.
Share Repurchases
On January 25, 2023, the Company's Board of Directors authorized a share repurchase program of up to $1.0 billion of the Company's stock, to expire on January 25, 2026 (the "2023 Repurchase Authorization"). A summary of repurchases of the Company’s common stock made during the second quarter of fiscal 2024 under the 2023 Share Repurchase Authorization follows:

Period	Total Number of Shares Purchased	Average Price Per Share (1)	Total Number of Shares Purchased under the 2023 Repurchase Authorization	Approximate Dollar Value of Shares that May Yet Be Purchased Under the 2023 Repurchase Authorization
February 14, 2024 - February 23, 2024	150,475	$145.66	150,475	$752,900,871
February 26, 2024 - March 28, 2024	488,947	$150.38	488,947	$679,372,362

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
Item 3.    Defaults Upon Senior Securities
None.
Item 4.     Mine Safety Disclosure.
None.
Item 5.     Other Information.

During the period covered by this Quarterly Report on Form 10-Q, none of our officers or directors adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act or any “non-Rule 10b5-1 trading arrangement” as defined in Item 408(c) of Regulation S-K.

Item 6.     Exhibits.

3.1
Composite Amended and Restated Certificate of Incorporation of Jacobs Solutions Inc. Filed as Exhibit 3.1 to the Registrant’s Quarterly Report on Form10-Q for the first quarter of fiscal 2024 and incorporated herein by reference.

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

10.1#*	Jacobs Solutions Inc. Executive Severance Plan, as amended and restated effective January 24, 2024.
22.1*	Subsidiary Issuers of Guaranteed Securities.
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101
The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 29, 2024, formatted in Inline XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Earnings, (iii) Consolidated Statements of Comprehensive Income (Loss), (iv) Consolidated Statements of Stockholders’ Equity, (v) Consolidated Statements of Cash Flows and (vi) Notes to Consolidated Financial Statements, tagged as blocks of text and including detailed tags.

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 29, 2024, (formatted as Inline XBRL and contained in Exhibit 101).

* Filed herewith
# Management contract or compensatory plan or arrangement

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
JACOBS SOLUTIONS INC.

By:	/s/ Kevin C. Berryman
Kevin C. Berryman
Chief Financial Officer
(Principal Financial Officer)

Date:	May 7, 2024