Form 10-Q
period 2024-06-28
JACOBS SOLUTIONS INC.
filed 2024-08-06
CIK 52988

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark one)
☒    Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 28, 2024
☐    Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check-mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes   ☒  No
Number of shares of common stock outstanding at July 26, 2024: 124,248,327

JACOBS SOLUTIONS INC.

Part I - FINANCIAL INFORMATION
Item 1.    Financial Statements.

JACOBS SOLUTIONS INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share information)

	June 28, 2024	September 29, 2023
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$1,208,661	$926,582
Receivables and contract assets	3,774,227	3,558,806
Prepaid expenses and other	154,721	204,965
Total current assets	5,137,609	4,690,353
Property, Equipment and Improvements, net	366,231	357,032
Other Noncurrent Assets:
Goodwill	7,404,867	7,343,526
Intangibles, net	1,156,577	1,271,943
Deferred income tax assets	101,748	53,131
Operating lease right-of-use assets	383,911	414,384
Miscellaneous	497,347	486,740
Total other noncurrent assets	9,544,450	9,569,724
	$15,048,290	$14,617,109
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Current maturities of long-term debt	$825,166	$61,430
Accounts payable	1,262,783	1,143,802
Accrued liabilities	1,303,207	1,301,644
Operating lease liability	147,659	152,077
Contract liabilities	965,440	763,608
Total current liabilities	4,504,255	3,422,561
Long-term debt	2,091,456	2,813,471
Liabilities relating to defined benefit pension and retirement plans	268,166	258,540
Deferred income tax liabilities	147,006	221,158
Long-term operating lease liability	482,262	543,230
Other deferred liabilities	144,250	125,088
Commitments and Contingencies	—	—
Redeemable Noncontrolling interests	734,465	632,979
Stockholders’ Equity:
Capital stock:
Preferred stock, $1 par value, authorized - 1,000,000 shares; issued and outstanding - none	—	—
Common stock, $1 par value, authorized - 240,000,000 shares; issued and outstanding - 124,253,511 shares and 125,976,998 shares as of June 28, 2024 and September 29, 2023, respectively	124,254	125,977
Additional paid-in capital	2,741,750	2,735,325
Retained earnings	4,557,204	4,542,872
Accumulated other comprehensive loss	(806,415)	(857,954)
Total Jacobs stockholders’ equity	6,616,793	6,546,220
Noncontrolling interests	59,637	53,862
Total Group stockholders’ equity	6,676,430	6,600,082
	$15,048,290	$14,617,109

See the accompanying Notes to Consolidated Financial Statements – Unaudited.

JACOBS SOLUTIONS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS
Three and Nine Months Ended June 28, 2024 and June 30, 2023
(In thousands, except per share information)
(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	June 28, 2024	June 30, 2023	June 28, 2024	June 30, 2023
Revenues	$4,231,580	$4,186,702	$12,659,898	$12,063,702
Direct cost of contracts	(3,314,800)	(3,329,959)	(9,987,965)	(9,501,953)
Gross profit	916,780	856,743	2,671,933	2,561,749
Selling, general and administrative expenses	(656,316)	(587,002)	(1,926,417)	(1,764,341)
Operating Profit	260,464	269,741	745,516	797,408
Other Income (Expense):
Interest income	10,321	7,830	27,960	18,467
Interest expense	(45,801)	(43,787)	(133,385)	(124,477)
Miscellaneous income (expense), net	1,166	(7,099)	(6,605)	(14,920)
Total other expense, net	(34,314)	(43,056)	(112,030)	(120,930)
Earnings from Continuing Operations Before Taxes	226,150	226,685	633,486	676,478
Income Tax Expense from Continuing Operations	(67,739)	(54,166)	(118,743)	(123,329)
Net Earnings of the Group from Continuing Operations	158,411	172,519	514,743	553,149
Net Earnings (Loss) of the Group from Discontinued Operations	485	294	(857)	(489)
Net Earnings of the Group	158,896	172,813	513,886	552,660
Net Earnings Attributable to Noncontrolling Interests from Continuing Operations	(8,551)	(8,204)	(23,117)	(23,038)
Net Earnings Attributable to Redeemable Noncontrolling interests	(3,411)	(370)	(10,112)	(13,225)
Net Earnings Attributable to Jacobs from Continuing Operations	146,449	163,945	481,514	516,886
Net Earnings Attributable to Jacobs	$146,934	$164,239	$480,657	$516,397
Net Earnings Per Share:
Basic Net Earnings from Continuing Operations Per Share	$1.17	$1.29	$3.85	$4.08
Basic Net Loss from Discontinued Operations Per Share	$—	$—	$(0.01)	$—
Basic Earnings Per Share	$1.17	$1.30	$3.84	$4.07

Diluted Net Earnings from Continuing Operations Per Share	$1.17	$1.29	$3.83	$4.06
Diluted Net Loss from Discontinued Operations Per Share	$—	$—	$(0.01)	$—
Diluted Earnings Per Share	$1.17	$1.29	$3.82	$4.06
See the accompanying Notes to Consolidated Financial Statements - Unaudited.

JACOBS SOLUTIONS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Three and Nine Months Ended June 28, 2024 and June 30, 2023
(In thousands)
(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	June 28, 2024	June 30, 2023	June 28, 2024	June 30, 2023
Net Earnings of the Group	$158,896	$172,813	$513,886	$552,660
Other Comprehensive Income:
Foreign currency translation adjustment	1,418	55,482	74,595	242,768
Change in cash flow hedges	(3,659)	15,644	(29,398)	(14,311)
Change in pension plan liabilities	2,245	(6,765)	(4,214)	(29,025)
Other comprehensive income before taxes	4	64,361	40,983	199,432
Income Tax (Expense) Benefit:
Foreign currency translation adjustment	4,390	5,293	4,390	(348)
Cash flow hedges	904	(3,637)	7,573	4,680
Change in pension plan liabilities	(470)	(363)	(1,407)	(1,022)
Income Tax (Expense) Benefit:	4,824	1,293	10,556	3,310
Net other comprehensive income	4,828	65,654	51,539	202,742
Net Comprehensive Income of the Group	163,724	238,467	565,425	755,402
Net Earnings Attributable to Noncontrolling Interests	(8,551)	(8,204)	(23,117)	(23,038)
Net Earnings Attributable to Redeemable Noncontrolling interests	(3,411)	(370)	(10,112)	(13,225)
Net Comprehensive Income Attributable to Jacobs	$151,762	$229,893	$532,196	$719,139
See the accompanying Notes to Consolidated Financial Statements - Unaudited.

JACOBS SOLUTIONS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
For the Three Months Ended June 28, 2024 and June 30, 2023
(In thousands)
(Unaudited)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Jacobs Stockholders’ Equity	Noncontrolling Interests	Total Group Stockholders’ Equity
Balances at March 31, 2023	$126,805	$2,697,523	$4,393,351	$(838,042)	$6,379,637	$48,387	$6,428,024
Net earnings	—	—	164,239	—	164,239	8,204	172,443
Foreign currency translation adjustments, net of deferred taxes of $(5,293)	—	—	—	60,775	60,775	—	60,775
Pension plan liability, net of deferred taxes of $363	—	—	—	(7,128)	(7,128)	—	(7,128)
Change in cash flow hedges, net of deferred taxes of $3,637	—	—	—	12,007	12,007	—	12,007
Dividends	—	—	(33,216)	—	(33,216)	—	(33,216)
Redeemable Noncontrolling interests redemption value adjustment	—	—	34,101	—	34,101	—	34,101
Repurchase and issuance of redeemable noncontrolling interests	—	—	3,599	—	3,599	—	3,599
Noncontrolling interests - distributions and other	—	—	—	—	—	(5,891)	(5,891)
Stock based compensation	—	20,623	—	—	20,623	—	20,623
Issuances of equity securities including shares withheld for taxes	164	12,493	(531)	—	12,126	—	12,126
Repurchases of equity securities	(1,088)	(23,145)	(100,814)	—	(125,047)	—	(125,047)
Balances at June 30, 2023	$125,881	$2,707,494	$4,460,729	$(772,388)	$6,521,716	$50,700	$6,572,416

Balances at March 29, 2024	$125,216	$2,733,758	$4,576,383	$(811,243)	$6,624,114	$54,348	$6,678,462
Net earnings	—	—	146,934	—	146,934	8,551	155,485
Foreign currency translation adjustments net of deferred taxes of $(4,390)	—	—	—	5,808	5,808	—	5,808
Pension plan liability, net of deferred taxes of $470	—	—	—	1,775	1,775	—	1,775
Change in cash flow hedges, net of deferred taxes of $(904)	—	—	—	(2,755)	(2,755)	—	(2,755)
Dividends	—	—	(36,561)	—	(36,561)	—	(36,561)
Redeemable Noncontrolling interests redemption value adjustment	—	—	(2,796)	—	(2,796)	—	(2,796)
Repurchase and issuance of redeemable noncontrolling interests	—	—	(338)	—	(338)	—	(338)
Noncontrolling interests - distributions and other	—	—	—	—	—	(3,262)	(3,262)
Stock based compensation	—	18,994	—	—	18,994	—	18,994
Issuances of equity securities including shares withheld for taxes	111	12,463	(37)	—	12,537	—	12,537
Repurchases of equity securities	(1,073)	(23,465)	(126,381)	—	(150,919)	—	(150,919)
Balances at June 28, 2024	$124,254	$2,741,750	$4,557,204	$(806,415)	$6,616,793	$59,637	$6,676,430
See the accompanying Notes to Consolidated Financial Statements – Unaudited.

JACOBS SOLUTIONS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
For the Nine Months Ended June 28, 2024 and June 30, 2023
(In thousands)
(Unaudited)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Jacobs Stockholders’ Equity	Noncontrolling Interests	Total Group Stockholders’ Equity
Balances at September 30, 2022	$127,393	$2,682,009	$4,225,784	$(975,130)	$6,060,056	$44,336	$6,104,392
Net earnings	—	—	516,397	—	516,397	23,038	539,435
Foreign currency translation adjustments, net of deferred taxes of $348	—	—	—	242,420	242,420	—	242,420
Pension liability, net of deferred taxes of $1,022	—	—	—	(30,047)	(30,047)	—	(30,047)
Change in cash flow hedges, net of deferred taxes of $(4,680)	—	—	—	(9,631)	(9,631)	—	(9,631)
Dividends	—	—	(66,652)	—	(66,652)	—	(66,652)
Redeemable Noncontrolling interests redemption value adjustment	—	—	(10,393)	—	(10,393)	—	(10,393)
Repurchase of redeemable noncontrolling interests	—	—	14,936	—	14,936	—	14,936
Noncontrolling interests - distributions and other	—	—	—	—	—	(16,674)	(16,674)
Stock based compensation	—	55,908	—	—	55,908	—	55,908
Issuances of equity securities including shares withheld for taxes	814	18,779	(5,302)	—	14,291	—	14,291
Repurchases of equity securities	(2,326)	(49,202)	(214,041)	—	(265,569)	—	(265,569)
Balances at June 30, 2023	$125,881	$2,707,494	$4,460,729	$(772,388)	$6,521,716	$50,700	$6,572,416

Balances at September 29, 2023	$125,977	$2,735,325	$4,542,872	$(857,954)	$6,546,220	$53,862	$6,600,082
Net earnings	—	—	480,657	—	480,657	23,117	503,774
Foreign currency translation adjustments, net of deferred taxes of $(4,390)	—	—	—	78,985	78,985	—	78,985
Pension liability, net of deferred taxes of $1,407	—	—	—	(5,621)	(5,621)	—	(5,621)
Change in cash flow hedges, net of deferred taxes of $(7,573)	—	—	—	(21,825)	(21,825)	—	(21,825)
Dividends	—	—	(73,638)	—	(73,638)	—	(73,638)
Redeemable Noncontrolling interests redemption value adjustment	—	—	(99,358)	—	(99,358)	—	(99,358)
Repurchase and issuance of redeemable noncontrolling interests	—	—	1,560	—	1,560	—	1,560
Noncontrolling interests - distributions and other	—	—	—	—	—	(17,342)	(17,342)
Stock based compensation	—	54,170	—	—	54,170	—	54,170
Issuances of equity securities including shares withheld for taxes	779	6,742	(5,496)	—	2,025	—	2,025
Repurchases of equity securities	(2,502)	(54,487)	(289,393)	—	(346,382)	—	(346,382)
Balances at June 28, 2024	$124,254	$2,741,750	$4,557,204	$(806,415)	$6,616,793	$59,637	$6,676,430
See the accompanying Notes to Consolidated Financial Statements – Unaudited.

JACOBS SOLUTIONS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Nine Months Ended June 28, 2024 and June 30, 2023
(In thousands)
(Unaudited)

	For the Nine Months Ended
	June 28, 2024	June 30, 2023
Cash Flows from Operating Activities:
Net earnings attributable to the Group	$513,886	$552,660
Adjustments to reconcile net earnings to net cash flows provided by operations:
Depreciation and amortization:
Property, equipment and improvements	74,171	76,870
Intangible assets	156,292	152,232
Stock based compensation	54,170	55,908
Equity in earnings of operating ventures, net of return on capital distributions	(13,554)	(2,963)
Loss on disposals of assets, net	1,033	590
Impairment of long-lived assets	—	38,131
Deferred income taxes	(116,103)	4,944
Changes in assets and liabilities, excluding the effects of businesses acquired:
Receivables and contract assets, net of contract liabilities	23,440	22,191
Prepaid expenses and other current assets	54,512	(7,244)
Miscellaneous other assets	68,666	70,218
Accounts payable	117,220	109,142
Accrued liabilities	(107,709)	(285,287)
Other deferred liabilities	22,243	(44,420)
Other, net	9,874	12,428
Net cash provided by operating activities	858,141	755,400
Cash Flows from Investing Activities:
Additions to property and equipment	(82,772)	(98,240)
Disposals of property and equipment and other assets	158	1,537
Capital contributions to equity investees, net of return of capital distributions	1,660	7,964
Acquisitions of businesses, net of cash acquired	(14,000)	(17,685)
Net cash used for investing activities	(94,954)	(106,424)
Cash Flows from Financing Activities:
Proceeds from long-term borrowings	2,224,577	2,329,495
Repayments of long-term borrowings	(2,194,423)	(2,671,403)
Proceeds from short-term borrowings	1,106	3,353
Repayments of short-term borrowings	(31,882)	—
Debt issuance costs	(1,606)	(11,896)
Proceeds from issuances of common stock	35,414	38,051
Common stock repurchases	(346,382)	(265,569)
Taxes paid on vested restricted stock	(33,389)	(23,760)
Cash dividends to shareholders	(106,439)	(95,672)
Net dividends associated with noncontrolling interests	(17,516)	(17,287)
Repurchase of redeemable noncontrolling interests	(41,788)	(90,425)
Proceeds from issuances of redeemable noncontrolling interests	19,761	34,771
Net cash used for financing activities	(492,567)	(770,342)
Effect of Exchange Rate Changes	12,215	61,309
Net Increase in Cash and Cash Equivalents and Restricted Cash	282,835	(60,057)
Cash and Cash Equivalents, including Restricted Cash, at the Beginning of the Period	929,445	1,154,207
Cash and Cash Equivalents, including Restricted Cash, at the End of the Period	$1,212,280	$1,094,150
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
In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of our consolidated financial statements as of June 28, 2024, and for the three and nine months ended June 28, 2024.
Our interim results of operations are not necessarily indicative of the results to be expected for the full fiscal year.
On November 20, 2023, Jacobs entered into a definitive agreement to spin-off and combine our Critical Mission Solutions ("CMS") and portions of our Divergent Solutions business, including Cyber & Intelligence (the "Separated Businesses") with Amentum Parent Holdings LLC ("Amentum"), in a Reverse Morris Trust transaction intended to be tax-free to Jacobs’ shareholders for U.S. federal income tax purposes (hereinafter referred to as the “Separation Transaction”). The Separation Transaction, which is expected to close in the second half of September 2024, is subject to regulatory approvals and other customary closing conditions.
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

JACOBS SOLUTIONS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
The following table further disaggregates our revenue by geographic area for the three and nine months ended June 28, 2024 and June 30, 2023 (in thousands):

	Three Months Ended		Nine Months Ended
	June 28, 2024	June 30, 2023	June 28, 2024	June 30, 2023
Revenues:
United States	$2,849,019	$2,816,773	$8,526,005	$8,047,887
Europe	939,407	905,917	2,822,187	2,691,479
Canada	67,205	70,164	192,235	193,880
Asia	32,721	35,054	98,334	105,520
India	37,946	39,749	110,963	126,922
Australia and New Zealand	170,971	181,308	509,117	512,416
Middle East and Africa	134,311	137,737	401,057	385,598
Total	$4,231,580	$4,186,702	$12,659,898	$12,063,702
Contract Liabilities
Contract liabilities represent amounts billed to clients in excess of revenue recognized to date. Revenue recognized for the three and nine months ended June 28, 2024 that was previously included in the contract liability balance on September 29, 2023 was $56.5 million and $531.3 million, respectively. Revenue recognized for the three and nine months ended June 30, 2023 that was included in the contract liability balance on September 30, 2022 was $65.1 million and $483.9 million, respectively.
Remaining Performance Obligation
The Company’s remaining performance obligations as of June 28, 2024 represent a measure of the total dollar value of work to be performed on contracts awarded and in progress. The Company had approximately $18.8 billion in remaining performance obligations as of June 28, 2024. The Company expects to recognize approximately 57% of its remaining performance obligations into revenue within the next twelve months and the remaining 43% thereafter. The majority of the remaining performance obligations after the first twelve months are expected to be recognized over a four-year period.
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
The following table reconciles the denominator used to compute basic EPS to the denominator used to compute diluted EPS for the three and nine months ended June 28, 2024 and June 30, 2023 (in thousands):

JACOBS SOLUTIONS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

	Three Months Ended		Nine Months Ended
	June 28, 2024	June 30, 2023	June 28, 2024	June 30, 2023
Numerator for Basic and Diluted EPS:
Net earnings attributable to Jacobs from continuing operations	$146,449	$163,945	$481,514	$516,886
Preferred Redeemable Noncontrolling interests redemption value adjustment (See Note 15- PA Consulting Redeemable Noncontrolling Interests)	(20)	—	1,746	—
Net earnings from continuing operations allocated to common stock for EPS calculation	$146,429	$163,945	$483,260	$516,886

Net earnings (loss) from discontinued operations allocated to common stock for EPS calculation	$485	$294	$(857)	$(489)

Net earnings allocated to common stock for EPS calculation	$146,914	$164,239	$482,403	$516,397

Denominator for Basic and Diluted EPS:

Shares used for calculating basic EPS attributable to common stock	125,163	126,646	125,660	126,785

Effect of dilutive securities:
Stock compensation plans	453	492	553	546
Shares used for calculating diluted EPS attributable to common stock	125,616	127,138	126,213	127,331

Net Earnings Per Share:
Basic Net Earnings from Continuing Operations Per Share	$1.17	$1.29	$3.85	$4.08
Basic Net Loss from Discontinued Operations Per Share	$—	$—	$(0.01)	$—
Basic Earnings Per Share	$1.17	$1.30	$3.84	$4.07
Diluted Net Earnings from Continuing Operations Per Share	$1.17	$1.29	$3.83	$4.06
Diluted Net Loss from Discontinued Operations Per Share	$—	$—	$(0.01)	$—
Diluted Earnings Per Share	$1.17	$1.29	$3.82	$4.06
Note: Per share amounts may not add due to rounding.
Share Repurchases

On January 16, 2020, the Company's Board of Directors authorized a share repurchase program of up to $1.0 billion of the Company's common stock (the "2020 Repurchase Authorization"). The 2020 Repurchase Authorization expired on January 15, 2023. On January 25, 2023, the Company's Board of Directors authorized an incremental share repurchase program of up to $1.0 billion of the Company's common stock, to expire on January 25, 2026 (the "2023 Repurchase Authorization"). At June 28, 2024, the Company had $528.5 million remaining under the 2023 Repurchase Authorization.

The following table summarizes repurchase activity under the 2023 Repurchase Authorization through the third fiscal quarter of 2024:

JACOBS SOLUTIONS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

Amount Authorized (2023 Repurchase Authorization)	Average Price Per Share (1)	Total Shares Retired	Shares Repurchased
$1,000,000,000	$140.42	1,074,763	1,074,763
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

Dividends
On July 11, 2024, the Company’s Board of Directors declared a quarterly dividend of $0.29 per share of the Company’s common stock to be paid on August 23, 2024, to shareholders of record on the close of business on July 26, 2024. Future dividend declarations are subject to review and approval by the Company’s Board of Directors. Dividends paid through the third fiscal quarter of 2024 and the preceding fiscal year are as follows:

Declaration Date	Record Date	Payment Date	Cash Amount (per share)
May 2, 2024	May 24, 2024	June 21, 2024	$0.29
January 25, 2024	February 23, 2024	March 22, 2024	$0.29
September 28, 2023	October 27, 2023	November 9, 2023	$0.26
July 6, 2023	July 28, 2023	August 25, 2023	$0.26
April 27, 2023	May 26, 2023	June 23, 2023	$0.26
January 25, 2023	February 24, 2023	March 24, 2023	$0.26
September 15, 2022	September 30, 2022	October 28, 2022	$0.23

JACOBS SOLUTIONS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
7.    Goodwill and Intangibles
The carrying value of goodwill appearing in the accompanying Consolidated Balance Sheets at June 28, 2024 and September 29, 2023 was as follows (in thousands):

	Critical Mission Solutions	People & Places Solutions	Divergent Solutions	PA Consulting	Total
Balance September 29, 2023	$2,244,985	$3,208,193	$595,712	$1,294,636	$7,343,526
Foreign currency translation and other	4,854	6,437	1,289	48,761	61,341
Balance June 28, 2024	$2,249,839	$3,214,630	$597,001	$1,343,397	$7,404,867
The following table provides certain information related to the Company’s acquired intangibles in the accompanying Consolidated Balance Sheets at June 28, 2024 and September 29, 2023 (in thousands):

	Customer Relationships, Contracts and Backlog	Developed Technology	Trade Names	Total
Balance September 29, 2023	$1,022,401	$74,791	$174,751	$1,271,943
Amortization	(134,635)	(11,920)	(9,737)	(156,292)
Acquired	—	—	14,000	14,000
Foreign currency translation and other	20,505	200	6,221	26,926
Balance June 28, 2024	$908,271	$63,071	$185,235	$1,156,577
The following table presents estimated amortization expense of intangible assets for the remainder of fiscal 2024 and for the succeeding years.

Fiscal Year	(in millions)
2024	$52.6
2025	210.0
2026	187.0
2027	154.6
2028	143.7
Thereafter	408.7
Total	$1,156.6

JACOBS SOLUTIONS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
8.    Receivables and Contract Assets
The following table presents the components of receivables and contract assets appearing in the accompanying Consolidated Balance Sheets at June 28, 2024 and September 29, 2023, as well as certain other related information (in thousands):

	June 28, 2024	September 29, 2023
Components of receivables and contract assets:
Amounts billed, net	$1,597,830	$1,457,333
Unbilled receivables and other	1,434,073	1,442,486
Contract assets	742,324	658,987
Total receivables and contract assets, net	$3,774,227	$3,558,806
Other information about receivables:
Amounts due from the United States federal government, included above, net of contract liabilities	$806,068	$802,566
Amounts billed, net consist of amounts invoiced to clients in accordance with the terms of our client contracts and are shown net of an allowance for expected credit losses. We anticipate that substantially all of such billed amounts will be collected over the next twelve months.
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
9.     Accumulated Other Comprehensive Income
The following table presents the Company's roll forward of accumulated other comprehensive income (loss) after-tax as of June 28, 2024 (in thousands):

	Change in Net Pension Obligation	Foreign Currency Translation Adjustment (1)	Gain/(Loss) on Cash Flow Hedges (2)	Total
Balance at September 29, 2023	$(325,692)	$(635,937)	$103,675	$(857,954)
Other comprehensive (loss) income	(5,621)	78,985	6,964	80,328
Reclassifications from accumulated other comprehensive income (loss)	—	—	(28,789)	(28,789)
Balance at June 28, 2024	$(331,313)	$(556,952)	$81,850	$(806,415)
(1) Included in the overall foreign currency translation adjustment for the nine months ended June 28, 2024 and June 30, 2023 are $(9.8) million and $(93.5) million, respectively, in unrealized gains (losses) on long-term foreign currency denominated intercompany loans not anticipated to be settled in the foreseeable future.
(2) Included in the Company’s cumulative net unrealized gains from interest rate and cross currency swaps recorded in accumulated other comprehensive income as of June 28, 2024 were approximately $18.3 million in unrealized gains, net of taxes, which are expected to be realized in earnings during the twelve months subsequent to June 28, 2024.

JACOBS SOLUTIONS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
10.    Income Taxes

The Company’s effective tax rates from continuing operations for the three months ended June 28, 2024 and June 30, 2023 were 30.0% and 23.9%, respectively. The most significant items contributing to the difference between the statutory U.S. federal corporate tax rate of 21% and the Company's effective tax rate for the three-month period ended June 28, 2024 were U.S. state income tax expense of $4.4 million and U.S. tax on foreign earnings of $10.5 million, and income tax expense of $10.6 million related to foreign exchange gains associated with a change in assertion on intercompany loans that were previously deemed indefinitely reinvested. The U.S. state income tax and U.S. tax on foreign earnings are expected to have a continuing impact on the Company's effective tax rate for the remainder of the fiscal year. These expense items were partly offset by a return-to-provision income tax benefit of $7.9 million, mainly attributable to additional research and development credits claimed on the U.S. federal tax return. For the three months ended June 30, 2023, the main differences compared to the U.S. federal statutory rate were attributable to U.S. state income tax expense of $5.3 million and U.S. tax on foreign earnings of $5.4 million, partly offset by a $3.5 million tax benefit for the release of previously valued foreign tax credits.

The Company's effective tax rates from continuing operations for the nine months ended June 28, 2024 and June 30, 2023 were 18.7% and 18.2%, respectively. The most significant item contributing to the difference between the statutory U.S. federal corporate tax rate of 21% and the Company’s effective tax rate for the nine-month period ended June 28, 2024 is related to a discrete event associated with the election to treat an Australian subsidiary as a corporation versus a partnership for U.S. tax purposes, with this election resulting in the derecognition of a deferred tax liability and yielding a discrete income tax benefit of $61.6 million as the Company asserts that a component of the investment will be indefinitely reinvested. This benefit was partly offset by U.S. state income tax expense of $11.7 million, U.S. tax on foreign earnings of $19.1 million, and income tax expense of $10.6 million related to foreign exchange gains associated with a change in assertion on intercompany loans that were previously deemed indefinitely reinvested. The U.S. state income tax and U.S. tax on foreign earnings are expected to have a continuing impact on the Company's effective tax rate for the remainder of the fiscal year. For the nine months ended June 30, 2023, the main differences compared to the U.S. federal statutory rate were associated with net tax benefits of $39.4 million which were mostly related to uncertain tax positions in the U.S. that were effectively settled, of which $30.8 million related to positions carried forward from the fiscal 2018 acquisition of CH2M Hill Companies Ltd., as well as a tax benefit of $12.1 million for the release of previously valued foreign tax credits. These benefits were partly offset by U.S. state income tax expense of $15.8 million and U.S. tax on foreign earnings of $13.6 million.

In December 2021, the Organization for Economic Cooperation and Development ("OECD") released the Pillar Two Model Rules (also referred to as the global minimum tax or Global Anti-Base Erosion "GloBE" rules), which were designed to ensure large multinational enterprises pay a minimum 15 percent level of tax on the income arising in each jurisdiction in which they operate. Several jurisdictions in which we operate have enacted these rules, which are effective for the first quarter of the fiscal year ending September 26, 2025. The Company is continually monitoring developments and evaluating the potential impacts. At this time, the Company does not anticipate a material tax charge as a result of implementation of these rules.

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

11.    Joint Ventures, VIEs and Other Investments
For the Company's consolidated variable interest entities ("VIE") joint ventures, the carrying value of assets and liabilities was $406.4 million and $246.8 million, respectively, as of June 28, 2024 and $424.2 million and $279.8 million, respectively, as of September 29, 2023. There are no consolidated VIEs that have debt or credit facilities.
For the Company's proportionate consolidated VIEs, the carrying value of assets and liabilities was $143.8 million and $134.3 million, respectively, as of June 28, 2024, and $132.0 million and $128.9 million, respectively, as of September 29, 2023.

JACOBS SOLUTIONS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
The carrying values of our investments in equity method joint ventures in the Consolidated Balance Sheets (reported in Other Noncurrent Assets: Miscellaneous) as of June 28, 2024 and September 29, 2023 were $61.0 million and $49.6 million, respectively. Additionally, income from equity method joint ventures (reported in Revenue) was $12.5 million and $7.6 million, respectively, during the three months ended June 28, 2024 and June 30, 2023, with $38 million and $25.1 million, respectively, for the corresponding nine-month periods. As of June 28, 2024, the Company's equity method investment carrying values do not include material amounts exceeding their share of the respective joint ventures' reported net assets.
Accounts receivable from unconsolidated joint ventures accounted for under the equity method was $18.0 million and $16.1 million as of June 28, 2024 and September 29, 2023, respectively.
12.    Borrowings
At June 28, 2024 and September 29, 2023, long-term debt consisted of the following (principal amounts in thousands):

	Interest Rate	Maturity	June 28, 2024	September 29, 2023
Revolving Credit Facility	Benchmark + applicable margin (1) (2)	February 2028	$61,121	$10,000
2021 Term Loan Facility - USD Portion	Benchmark + applicable margin (1) (3)	February 2026	120,000	120,000
2021 Term Loan Facility - GBP Portion	Benchmark + applicable margin (1) (3)	September 2025	822,705	794,170
2020 Term Loan Facility	Benchmark + applicable margin (1) (4)	March 2025 (6)	824,060	854,246
Fixed-rate:
5.9% Bonds, due 2033	5.9% (5)	March 2033	500,000	500,000
6.35% Bonds, due 2028	6.35%	August 2028	600,000	600,000

Less: Current Portion (6)			(824,060)	(51,773)
Less: Deferred Financing Fees			(12,370)	(13,172)
Total Long-term debt, net			$2,091,456	$2,813,471
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
(2)Depending on the Company’s Consolidated Leverage Ratio or Debt Rating (each as defined in the Revolving Credit Facility (defined below)), U.S. dollar denominated borrowings under the Revolving Credit Facility bear interest at either a SOFR rate plus a margin of between 0.975% and 1.725% or a base rate plus a margin of between 0% and 0.625%. The applicable SOFR rates, or LIBOR rate for the prior fiscal year end, including applicable margins at June 28, 2024 and September 29, 2023 were approximately 4.90% and 8.75%. Borrowings denominated in British pounds bear interest at an adjusted SONIA rate plus a margin of between 0.908% and 1.658%. There were no amounts drawn in British pounds as of June 28, 2024.
(3)Depending on the Company’s Consolidated Leverage Ratio or Debt Rating (each as defined in the Amended and Restated Term Loan Agreement (defined below)), U.S. dollar denominated borrowings under the 2021 Term Loan Facility bear interest at either a SOFR rate plus a margin of between 0.975% and 1.725% or a base rate plus a margin of between 0% and 0.625%. The applicable SOFR, or LIBOR rate for the prior fiscal year end, including applicable margins for borrowings denominated in U.S. dollars at June 28, 2024 and September 29, 2023 was approximately 6.68% and 6.68%. Borrowings denominated in British pounds bear interest at an adjusted SONIA rate plus a margin of between 0.908% and 1.658%, which was approximately 6.48% and 6.47% at June 28, 2024 and September 29, 2023, respectively.
(4)Depending on the Company’s Consolidated Leverage Ratio or Debt Rating (each as defined in the 2020 Term Loan Agreement), U.S. dollar denominated borrowings under the 2020 Term Loan Facility bear interest at either a SOFR rate plus a margin of between 0.975% and 1.725% or a base rate plus a margin of between 0% and 0.625%. The applicable SOFR, or LIBOR rate for the prior fiscal year end, including applicable margins for borrowings denominated in U.S. dollars at June 28, 2024 and September 29,

JACOBS SOLUTIONS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
2023 were approximately 6.69% and 6.68%. Borrowings denominated in British pounds bear interest at an adjusted SONIA rate plus a margin of between 0.908% and 1.658%, which was approximately 6.48% and 6.47% at June 28, 2024 and September 29, 2023, respectively.
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
(6)Balance as of June 28, 2024 is associated with the March 25, 2025 scheduled maturity of the 2020 Term Loan Facility, which was reclassified from long-term debt in March 2024. Previously reported balance as of September 29, 2023 was comprised of the 2020 Term Loan quarterly principal repayments of 1.25%, or $9.1 million and £3.1 million, of the aggregate initial principal amount borrowed, totaling $51.8 million in U.S. dollars for the subsequent twelve months.
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
On March 25, 2020, JEGI and Jacobs U.K., a wholly owned subsidiary of JEGI, entered into a term loan agreement (the "2020 Term Loan Agreement") with a syndicate of banks and financial institutions, which provides for an unsecured term loan facility (the “2020 Term Loan Facility”). Under the 2020 Term Loan Facility, JEGI borrowed an aggregate principal amount of $730.0 million and Jacobs U.K. borrowed an aggregate principal amount of £250.0 million. The

JACOBS SOLUTIONS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
proceeds of the term loans were used to repay an existing term loan with a maturity date of June 2020 and for general corporate purposes. On February 6, 2023, the 2020 Term Loan Agreement was amended to, among other things: (a) replace and adjust interest rates based on market conditions and incorporate a sustainability-linked pricing adjustment, (b) increase the Consolidated Leverage Ratio financial covenant to 3.50:1.00 (subject to temporary increases to 4.00:1.00 following the closing of certain material acquisitions), (c) eliminate the net worth financial covenant, and (d) add Jacobs as a guarantor of the obligations of JEGI and Jacobs U.K. The 2020 Term Loan facility matures in March 2025 and the related outstanding balances under this facility were reclassified to current maturities of long-term debt in the Company’s March 29, 2024 consolidated balance sheet.
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
On April 10, 2024, the Term Loan Facilities were amended to permit the potential exchange of Jacobs' retained equity stake in the combined company after the Separation Transaction for the effective repayment of a portion of the Term Loan Facilities.
We were in compliance with the covenants under the Revolving Credit Facility and Term Loan Facilities at June 28, 2024.
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
The Company has issued $0.5 million in letters of credit under the Revolving Credit Facility, leaving $2.19 billion of available borrowing capacity under the Revolving Credit Facility at June 28, 2024. In addition, the Company had issued $295.6 million under various separate, committed and uncommitted letter-of-credit facilities for issued letters of credit totaling $296.1 million at June 28, 2024.

JACOBS SOLUTIONS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
13.    Leases
The components of lease expense (reflected in selling, general and administrative expenses) for the three and nine months ended June 28, 2024 and June 30, 2023 were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	June 28, 2024	June 30, 2023	June 28, 2024	June 30, 2023
Lease expense
Operating lease expense	$33,556	$35,632	$101,748	$106,453
Variable lease expense	9,505	9,212	28,641	27,973
Sublease income	(4,919)	(4,562)	(14,387)	(13,382)
Total lease expense	$38,142	$40,282	$116,002	$121,044
Supplemental information related to the Company's leases for the nine months ended June 28, 2024 and June 30, 2023 was as follows (in thousands):

	Nine Months Ended
	June 28, 2024	June 30, 2023
Cash paid for amounts included in the measurements of lease liabilities	$136,805	$138,213
Right-of-use assets obtained in exchange for new operating lease liabilities	$41,915	$57,441
Weighted average remaining lease term - operating leases	5.5 years	6.0 years
Weighted average discount rate - operating leases	3.5%	3.1%
Total remaining lease payments under the Company's leases for the remainder of fiscal 2024 and for the succeeding years is as follows (in thousands):

Fiscal Year	Operating Leases
2024	$46,501
2025	155,373
2026	130,330
2027	106,258
2028	86,583
Thereafter	168,477
693,523
Less Interest	(63,603)
$629,921

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

JACOBS SOLUTIONS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
As a result of the analysis, the Company recognized impairment losses during the nine months ended June 30, 2023 of $38.1 million which are included in selling, general, and administrative expenses in the accompanying statement of earnings. The impairment losses recorded include $33.1 million related to the right-of-use lease assets and $5.0 million related to the other long-lived assets, including property, equipment, and improvements and leasehold improvements for the fiscal 2023 period.
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
14.    Pension and Other Postretirement Benefit Plans
The following table presents the components of net periodic pension benefit expense recognized in earnings during the three and nine months ended June 28, 2024 and June 30, 2023 (in thousands):

	Three Months Ended		Nine Months Ended
	June 28, 2024	June 30, 2023	June 28, 2024	June 30, 2023
Component:
Service cost	$2,261	$1,748	$6,783	$5,244
Interest cost	21,560	20,233	64,680	60,699
Expected return on plan assets	(23,726)	(21,091)	(71,178)	(63,273)
Amortization of previously unrecognized items	1,949	1,304	5,847	3,912
Total net periodic pension benefit expense recognized	$2,044	$2,194	$6,132	$6,582
The service cost component of net periodic pension benefit is presented in the same line item as other compensation costs (direct cost of contracts and selling, general and administrative expenses) and the other components of net periodic pension expense are presented in miscellaneous income (expense), net on the Consolidated Statements of Earnings.
The following table presents certain information regarding the Company’s cash contributions to our pension plans for fiscal 2024 (in thousands):

Cash contributions made during the first nine months of fiscal 2024	$14,623
Cash contributions projected for the remainder of fiscal 2024	4,658
Total	$19,281

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
During the first nine months of 2024 and 2023, PA Consulting repurchased certain shares of the redeemable noncontrolling interest holders for cash amounts of $41.8 million and $90.4 million, respectively. The difference between the cash purchase prices and the recorded book values of these repurchased interests was recorded in the Company’s consolidated retained earnings. The Company held 70% and 69% of the outstanding ownership of PA Consulting as of June 28, 2024 and September 29, 2023, respectively.
During the first nine months of 2024, the Company recognized approximately $1.7 million in redemption value adjustments associated with redeemable noncontrolling interests preference share repurchase and reissuance activities that were recorded as an increase in consolidated retained earnings and a $0.01 increase in earnings per share, the results of which had no impact on the Company’s overall results of operations, financial position or cash flows. See Note 6- Earnings Per Share and Certain Related Information for more information.
Changes in the redeemable noncontrolling interests during the nine months ended June 28, 2024 are as follows (in thousands):

Balance at September 29, 2023	$632,979
Accrued Preferred Dividend to Preference Shareholders	61,661
Attribution of Preferred Dividend to Common Shareholders	(61,661)
Net earnings attributable to redeemable noncontrolling interests to Common Shareholders	10,112
Redeemable Noncontrolling interests redemption value adjustment	99,358
Repurchase of redeemable noncontrolling interests	(46,173)
Issuance of redeemable noncontrolling interests	22,586
Cumulative translation adjustment and other	15,603
Balance at June 28, 2024	$734,465
In addition, certain employees and non-employees of PA Consulting are eligible to receive equity-based incentive grants in the future under the terms of the applicable agreements. During the first nine months of fiscal 2024 and 2023, the Company recorded $11.5 million and $5.1 million, respectively, in expenses associated with these agreements which is reflected in selling, general and administrative expenses in the consolidated statements of earnings.
The Company, through its investment in PA Consulting, held $3.6 million and $2.8 million at June 28, 2024 and September 29, 2023, respectively, in cash that is restricted from general use and is included in Prepaid expenses and other in the Company's Consolidated Balance Sheets.

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

JACOBS SOLUTIONS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
The following table summarizes the impacts of the Restructuring and other charges by reportable segment in connection with the Separation Transaction, PA Consulting investment, DVS segment reorganization, StreetLight and BlackLynx acquisitions, the Company’s transformation initiatives relating to real estate and other staffing programs, the ECR sale, and CH2M acquisition for the three and nine months ended June 28, 2024 and June 30, 2023 (in thousands):

	Three Months Ended		Nine Months Ended
	June 28, 2024	June 30, 2023	June 28, 2024	June 30, 2023
Critical Mission Solutions	$5,801	$(1,128)	$12,702	$2,136
People & Places Solutions	11,415	703	25,199	33,889
Divergent Solutions	2,348	100	4,075	5,312
PA Consulting	3,201	17,128	7,360	17,128
Corporate	35,323	14,109	92,049	19,731
Total	$58,088	$30,912	$141,385	$78,196
Amounts included in:
Operating profit (mainly SG&A) (1)	$58,088	$31,184	$141,385	$79,129
Other Income, net	—	(272)	—	(933)
	$58,088	$30,912	$141,385	$78,196

(1)The three and nine months ended June 28, 2024 included approximately $54.8 million and $133.9 million, respectively, in restructuring and other charges mainly relating to the Separation Transaction (primarily professional services and employee separation costs). Included in the three and nine months ended June 30, 2023 were $17.2 million in restructuring and other charges relating to the Company's investment in PA Consulting (primarily employee separation costs) and $13.4 million in separation activities (mainly professional services) relating to the Separation Transaction. The nine months ended June 30, 2023 included approximately $40.0 million in charges associated mainly with real estate impairments and related charges.
The activity in the Company’s accruals for Restructuring and other charges for the nine months ended June 28, 2024 is as follows (in thousands):

Balance at September 29, 2023	$37,318
Net Charges (Credits) (1)	141,336
Payments and other	(114,859)
Balance at June 28, 2024	$63,795
(1) Excludes other net charges associated mainly with the real estate related impairments during the nine months ended June 28, 2024.
The following table summarizes the Restructuring and other charges by major type of costs for the three and nine months ended June 28, 2024 and June 30, 2023 (in thousands):

	Three Months Ended		Nine Months Ended
	June 28, 2024	June 30, 2023	June 28, 2024	June 30, 2023
Lease Abandonments and Impairments	$—	$803	$49	$38,076
Terminations	25,494	17,925	49,045	26,434
Outside Services (1)	26,793	12,168	73,859	13,646
Other (2)	5,801	16	18,432	40
Total	$58,088	$30,912	$141,385	$78,196
(1) Amounts in the three and nine months ended June 28, 2024 are comprised of outside services relating to the Separation Transaction.
(2) Amounts in the three and nine months ended June 28, 2024 are comprised of charges relating to the Separation Transaction.

JACOBS SOLUTIONS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
Cumulative amounts incurred to date under our various Restructuring and other activities described above by each major type of cost as of June 28, 2024 are as follows (in thousands):

Lease Abandonments and Impairments	$432,773
Terminations	217,361
Outside Services	419,549
Other	214,366
Total	$1,284,049
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
During fiscal 2022, the Company entered into two treasury lock agreements with a total notional value of $500 million to manage its interest rate exposure to the anticipated issuance of fixed rate debt before December 2023. On February 13, 2023, the Company settled these treasury lock agreements and issued the 5.90% Bonds in the aggregate principal amount of $500 million, which resulted in the receipt of cash and a gain of $37.4 million, before tax, which is being amortized to interest expense and recognized over the term of the 5.90% Bonds. See Note 12- Borrowings for further discussion relating to the terms of the 5.90% Bonds. The unrealized net gain on these instruments was $24.3 million and $26.5 million, net of tax, and is included in accumulated other comprehensive income as of June 28, 2024 and September 29, 2023, respectively.
In fiscal 2020 we entered into interest rate swap agreements with a notional value of $746.2 million as of June 28, 2024 to manage the interest rate exposure on our variable rate loans. By entering into the swap agreements, the Company converted the LIBOR and SONIA rate based liabilities into fixed rate liabilities, for periods ranging from five to ten years. The fair value of the interest rate swaps at June 28, 2024 was $76.4 million of which $66.7 million is included within miscellaneous other assets and $9.7 million is included within current assets on the consolidated balance sheet as of June 28, 2024. The fair value of interest rate swaps at September 29, 2023 was $102.6 million, which are included in miscellaneous other assets on the consolidated balance sheet as of September 29, 2023. The unrealized net gain on these interest rate swaps as of June 28, 2024 and September 29, 2023 was $57.5 million and $77.2 million, respectively, net of tax, and was included in accumulated other comprehensive income.
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
Additionally, the Company held foreign exchange forward contracts in currencies that support our operations, including British Pound, Australian Dollar, Euro and other currencies, with notional values of $1,056.6 million at June 28, 2024 and $857.7 million at September 29, 2023. The length of these contracts currently ranges from one week to 7 months. The fair value of the foreign exchange contracts at June 28, 2024 was $(1.9) million, of which $(2.6) million is included within current liabilities and $0.7 million is included within current assets on the consolidated balance sheet as of June 28, 2024. The fair value of the contracts as of September 29, 2023 was $9.5 million, of which $16.1 million is included within current assets and $(6.6) million is included within current liabilities on the consolidated balance sheet as of September 29, 2023. Associated income statement impacts are included in miscellaneous income (expense) in the consolidated statements of earnings for both periods.

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
At June 28, 2024 and September 29, 2023, the Company had issued and outstanding approximately $296.1 million and $322.0 million, respectively, in LOCs and $2.1 billion and $2.0 billion, respectively, in surety bonds.
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

	For the Three Months Ended		For the Nine Months Ended
	June 28, 2024	June 30, 2023	June 28, 2024	June 30, 2023
Revenues from External Customers:
Critical Mission Solutions	$1,155,806	$1,190,845	$3,513,635	$3,457,076
People & Places Solutions	2,564,698	2,469,694	7,556,999	7,041,744
Divergent Solutions	222,805	239,289	701,025	694,978
PA Consulting	288,271	286,874	888,239	869,904
Total	$4,231,580	$4,186,702	$12,659,898	$12,063,702

	For the Three Months Ended		For the Nine Months Ended
	June 28, 2024	June 30, 2023	June 28, 2024	June 30, 2023
Segment Operating Profit:
Critical Mission Solutions	$100,318	$99,141	$297,373	$275,304
People & Places Solutions	271,157	242,673	763,919	701,498
Divergent Solutions (1)	12,394	20,794	38,951	57,623
PA Consulting	62,889	60,864	177,513	177,521
Total Segment Operating Profit	446,758	423,472	1,277,756	1,211,946
Other Corporate Expenses (2)	(118,040)	(118,486)	(356,413)	(319,796)
Restructuring, Transaction and Other Charges (3)	(68,254)	(35,245)	(175,827)	(94,742)
Total U.S. GAAP Operating Profit	260,464	269,741	745,516	797,408
Total Other Expense, net	(34,314)	(43,056)	(112,030)	(120,930)
Earnings from Continuing Operations Before Taxes	$226,150	$226,685	$633,486	$676,478

(1)
For the nine months ended June 28, 2024, operating profit included an approximate $15 million pre-tax non-cash charge associated with an inventory write down during the fiscal 2024 period comprised of cumulative adjustments of immaterial inventory misstatements previously reported which would not have been material to any prior period financial statements nor to any amounts reported in the current period.

(2)
Other corporate expenses included intangibles amortization of $52.5 million and $52.0 million for the three months ended June 28, 2024 and June 30, 2023, respectively, and $156.3 million and $152.2 million for the nine months ended June 28, 2024 and June 30, 2023, respectively, along with an approximately $11.0 million intangibles impairment charge in the nine month period ended June 28, 2024. Additionally, the comparison of the nine month period of fiscal 2024 to the corresponding 2023 period was unfavorably impacted by the one-time net favorable impact of $41 million relating mainly to changes in employee benefits programs in the prior year, partly offset by year over year favorable department spending as well as favorable impacts of corporate functional overhead cost recovery by our lines of business.

(3)
The three and nine months ended June 28, 2024 included $54.8 million and $133.9 million, respectively, in restructuring and other charges and $7.1 million and $26.5 million, respectively, of transaction charges, mainly relating to the Separation Transaction (primarily professional services and employee separation costs). The three and nine months ended June 30, 2023 included $17.2 million in restructuring and other charges relating to the Company's investment in PA Consulting (primarily employee separation costs) and $13.4 million relating to the separation activities (mainly professional services) around the Separation Transaction, and the nine months ended June 30, 2023 included $38.1 million in real estate impairment charges related to the Company's transformation initiatives.

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

Item 2.        Management’s Discussion and Analysis of Financial Condition and Results of Operations.
General
The purpose of this Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is to provide a narrative analysis explaining the reasons for material changes in the Company’s (i) financial condition from the most recent fiscal year-end to June 28, 2024 and (ii) results of operations during the current fiscal period(s) as compared to the corresponding period(s) of the preceding fiscal year. In order to better understand such changes, readers of this MD&A should also read:
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

In addition to historical information, this MD&A and other parts of this Quarterly Report on Form 10-Q contain forward-looking statements within the meaning of the United States Private Securities Litigation Reform Act of 1995. Forward-looking statements are statements that do not directly relate to any historical or current fact. When used herein, words such as “expects,” “anticipates,” “believes,” “seeks,” “estimates,” “plans,” “intends,” “future,” “will,” “would,” “could,” “can,” “may,” "target," "goal" and similar words are intended to identify forward-looking statements. Examples of forward-looking statements include, but are not limited to, statements we make concerning the financial condition and results of operations and our expectations as to our future growth, prospects, financial outlook and business strategy for fiscal year 2024 or future fiscal years, including our expectations for the timing of completion of restructuring activities and savings to be realized from such activities, as well as the expected timing for closing the Separation Transaction, and any assumptions underlying any of the foregoing. Although such statements are based on management’s current estimates and expectations, and/or currently available competitive, financial, and economic data, forward-looking statements are inherently uncertain, and you should not place undue reliance on such statements as actual results may differ materially. We caution the reader that there are a variety of risks, uncertainties and other factors that could cause actual results to differ materially from what is contained, projected or implied by our forward-looking statements. Such factors include the possibility that closing conditions for the Separation Transaction may not be satisfied or waived, on a timely basis or otherwise, uncertainties as to the impact of the Separation Transaction on Jacobs' and the combined company's businesses if the transaction is completed, including a possible impact on Jacobs' credit profile and a possible decrease in the trading price of Jacobs' and/or the combined company's shares, the possibility that the Separation Transaction, if completed, may not qualify for the expected tax treatment, the ability to obtain all required regulatory approvals, the risk that any consents or approvals required in connection with the Separation Transaction may not be received, the risk that the Separation Transaction may not be completed on the terms or in the time frame expected by the parties, uncertainties as to our and our stockholders' respective ownership percentages of the combined company and the value to be derived from the disposition of Jacobs’ stake in the combined company, unexpected costs, charges or expenses resulting from the Separation Transaction, business and management strategies and the growth expectations of the combined company, the inability of Jacobs' and the combined company to retain and hire key personnel, customers or suppliers while the Separation Transaction is pending or after it is completed, and the ability of the Company to eliminate all stranded costs, as well as other factors related to our business, such as our ability to fully execute on our three-year corporate strategy, including our ability to invest in the tools needed to implement our strategy, competition from existing and future competitors in our target markets, our ability to achieve the cost-savings and synergies contemplated by our recent acquisitions within the expected time frames or to achieve them fully and to successfully integrate acquired businesses, the impact of acquisitions, strategic alliances, divestitures, and other strategic events resulting from evolving business strategies, including on the Company’s ability to maintain its culture and retain key personnel, the impact of any pandemic, and any resulting economic downturn on our results, prospects and opportunities, measures or restrictions imposed by governments and health officials in response to the pandemic, the timing of the award of projects and funding and potential changes to the amounts provided for, under the Infrastructure Investment and Jobs Act, as well as other legislation related to governmental spending, any changes in U.S. or foreign tax laws, statutes, rules, regulations or ordinances that may adversely impact our future financial positions or results of operations, financial market risks that may affect the Company, including by affecting the Company's access to capital, the cost of such capital and/or the Company's funding obligations under defined benefit pension and postretirement plans, as well as general economic conditions, including inflation and the actions taken by monetary authorities in response to inflation, changes in interest rates and foreign currency exchange rates, changes in capital markets, instability in the banking industry, or the impact of a possible recession or economic downturn on our results, prospects and opportunities, and geopolitical events and conflicts, among others. The impact of such matters includes, but is not limited to, the possible reduction in demand for certain of our product solutions and services and the delay or abandonment of ongoing or anticipated projects due to the financial condition of our clients and suppliers or to governmental budget constraints or changes to governmental budgetary priorities; the inability of our clients to meet their payment obligations in a timely manner or at all; potential issues and risks related to a significant portion of our employees working remotely; illness, travel restrictions and other workforce disruptions that have and could continue to negatively affect our supply chain and our ability to timely and satisfactorily complete our clients’ projects; difficulties associated with retaining and hiring additional employees; and the inability of governments in certain of the countries in which we operate to effectively mitigate the financial or other impacts of any future pandemics or infectious disease outbreaks on their economies and workforces and our operations therein. The foregoing factors and potential future developments are inherently uncertain, unpredictable and, in many cases, beyond our control. For a description of these and additional factors that may occur that could cause actual results to differ from our forward-looking statements, see Item 1A, Risk Factors included in our 2023 Form 10-K and in this Quarterly Report on Form 10-Q. We undertake no obligation to release publicly any revisions or updates to any forward-looking statements. We encourage you to read carefully the risk factors, as well as the financial and business disclosures contained in this Quarterly Report on Form 10-Q and in other documents we file from time to time with the United States Securities and Exchange Commission (the "SEC").
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
PA Consulting has a diverse mix of private and public sector clients. Private sector clients include global household names like Unilever, and start-ups like PulPac, which converts plant fibers into sustainable packaging to reduce single-use plastic. From sustainable airports with Amsterdam Airport Schiphol and enhanced home security with ADT, to resilient banking with Bankomat, pioneering medtech with Hubly Surgical, and accelerating the energy transition with Invenergy and energyRe. Public sector clients include the U.K.'s Ministry of Defence, Norwegian Labour and Welfare Administration, and Danish Tax Agency.
In a fast-moving, complex world, we’re deploying the collective strengths of Jacobs and PA Consulting to create significant opportunities for our clients. Alongside Copenhagen Metro – one of the most advanced public transport systems in Europe – we’re providing strategic management and technical services to support its operations and maintenance. We’re also supporting the Frederick Douglass Tunnel program, one of the largest national transportation infrastructure investments in the U.S. We’re providing technical and commercial advice on the U.K. Department for Transport’s portfolio of rail and other transport mode agreements, major projects and programs, and its policy and strategic work in transport. Together, we’re also supporting the U.K.’s Nuclear Decommissioning Authority to transform its approach to asset management, decision-making and planning.

Results of Operations for the three and nine months ended June 28, 2024 and June 30, 2023
(in thousands, except per share information)

	For the Three Months Ended		For the Nine Months Ended
	June 28, 2024	June 30, 2023	June 28, 2024	June 30, 2023
Revenues	$4,231,580	$4,186,702	$12,659,898	$12,063,702
Direct cost of contracts	(3,314,800)	(3,329,959)	(9,987,965)	(9,501,953)
Gross profit	916,780	856,743	2,671,933	2,561,749
Selling, general and administrative expenses	(656,316)	(587,002)	(1,926,417)	(1,764,341)
Operating Profit	260,464	269,741	745,516	797,408
Other Income (Expense):
Interest income	10,321	7,830	27,960	18,467
Interest expense	(45,801)	(43,787)	(133,385)	(124,477)
Miscellaneous income (expense), net	1,166	(7,099)	(6,605)	(14,920)
Total other expense, net	(34,314)	(43,056)	(112,030)	(120,930)
Earnings from Continuing Operations Before Taxes	226,150	226,685	633,486	676,478
Income Tax Expense from Continuing Operations	(67,739)	(54,166)	(118,743)	(123,329)
Net Earnings of the Group from Continuing Operations	158,411	172,519	514,743	553,149
Net Earnings (Loss) of the Group from Discontinued Operations	485	294	(857)	(489)
Net Earnings of the Group	158,896	172,813	513,886	552,660
Net Earnings Attributable to Noncontrolling Interests from Continuing Operations	(8,551)	(8,204)	(23,117)	(23,038)
Net Earnings Attributable to Redeemable Noncontrolling interests	(3,411)	(370)	(10,112)	(13,225)
Net Earnings Attributable to Jacobs from Continuing Operations	146,449	163,945	481,514	516,886
Net Earnings Attributable to Jacobs	$146,934	$164,239	$480,657	$516,397
Net Earnings Per Share:
Basic Net Earnings from Continuing Operations Per Share	$1.17	$1.29	$3.85	$4.08
Basic Net Loss from Discontinued Operations Per Share	$—	$—	$(0.01)	$—
Basic Earnings Per Share	$1.17	$1.30	$3.84	$4.07

Diluted Net Earnings from Continuing Operations Per Share	$1.17	$1.29	$3.83	$4.06
Diluted Net Loss from Discontinued Operations Per Share	$—	$—	$(0.01)	$—
Diluted Earnings Per Share	$1.17	$1.29	$3.82	$4.06

Overview – Three and Nine Month Periods Ended June 28, 2024
Net earnings attributable to the Company from continuing operations for the third fiscal quarter ended June 28, 2024 were $146.4 million (or $1.17 per diluted share), a decrease of $17.5 million, from net earnings of $163.9 million (or $1.29 per diluted share) for the corresponding period last year. Current quarter favorable underlying operating performance compared to the prior year period was more than offset mainly by $68.3 million in pre-tax Restructuring and other charges and transaction costs due primarily to expenses incurred relating to the Separation Transaction (mainly professional services and employee separation costs), compared to fiscal 2023 amounts of $35.2 million mainly associated with the Company's restructuring program charges (primarily employee separation costs within PA Consulting) and expenses incurred relating to the Separation Transaction (mainly professional services), which are discussed in Note 16- Restructuring and Other Charges. Also, miscellaneous net income (expense) for the three months ended June 28, 2024 was favorably impacted by foreign exchange gains and losses compared to the corresponding period last year. Further, our reported net earnings for the current year quarter were unfavorably impacted by an increase in income taxes of $13.6 million compared to the fiscal 2023 period, attributable mainly to a tax expense of $10.6 million related to intercompany loans settled in the current period that were previously indefinitely reinvested as discussed in Note 10- Income Taxes. Finally, earnings attributable to redeemable noncontrolling interests were $3.0 million higher for the three months ended June 28, 2024 due to higher net earnings results in our PA Consulting investment compared to the corresponding period last year.
For the nine months ended June 28, 2024, net earnings attributable to the Company from continuing operations were $481.5 million (or $3.83 per diluted share), a decrease of $35.4 million, from net earnings of $516.9 million (or $4.06 per diluted share) for the corresponding period last year. Current favorable underlying operating performance compared to the prior year period was more than offset by approximately $175.8 million in pre-tax Restructuring and other charges and transactions costs activities relating to the Separation Transaction for the current fiscal year-to-date period, compared to fiscal 2023 amounts of $38.1 million associated with the Company's transformation initiatives relating to real estate, which are discussed in Note 16- Restructuring and Other Charges. Further, the 2023 first fiscal quarter included a net favorable impact of approximately $15.0 million in overhead cost reductions associated mainly with one-time benefit program changes, which was offset in part by higher incentive and other compensation charges and higher investments in company technology platforms. Our reported net earnings for the first nine months of fiscal 2024 were also favorably impacted by lower income taxes of $4.6 million compared to the fiscal 2023 period, due mainly to a deferred income tax benefit of $61.6 million related to Australia in the first quarter of fiscal 2024 and offset in part mainly by U.S. state income tax expense and U.S. tax on foreign earnings, combined with other current quarter income tax items further discussed in Note 10- Income Taxes.
Consolidated Results of Operations
Revenues for the third fiscal quarter of 2024 were $4.23 billion, an increase of $44.9 million, or 1.1%, from $4.19 billion for the corresponding period last year. For the nine months ended June 28, 2024, revenues were $12.66 billion, an increase of $596.2 million, or 4.9%, from $12.06 billion for the corresponding period last year. Revenue increases for the quarterly year over year period were due mainly to the Company's P&PS business. For the nine month periods higher revenue levels in P&PS as well as across our other lines of business contributed to our favorable revenue results. The P&PS business benefited primarily from stronger performance in its Federal & Environmental Solutions, Energy & Power and Advanced Facilities operations while our CMS business benefited from stronger performance in Energy, Security & Technology. Our revenues were favorably impacted by foreign currency translation of $0.6 million and $82.8 for the three and nine months ended June 28, 2024, respectively, across our international businesses, as compared to an unfavorable impact of $12.4 million and $279.0 million for the three and nine months ended June 30, 2023, respectively.
Gross profit for the third fiscal quarter of 2024 was $916.8 million, an increase of $60.0 million, or 7.0%, from $856.7 million from the corresponding period last year, with gross profit margins of 21.7% and 20.5% for the respective periods. Gross profit for the nine months ended June 28, 2024 was $2.67 billion, an increase of $110.2 million, or 4.3%, from $2.56 billion from the corresponding period last year, with consistent gross profit margins noted for the comparative periods. The Company's increase in gross profit was mainly attributable to higher revenues as mentioned above, with slight margin impacts from year over year mix as well as personnel cost impacts primarily in the nine month period.

See Segment Financial Information discussion for further information on the Company’s results of operations at the operating segment.
SG&A expenses for the three and nine months ended June 28, 2024 were $656.3 million and $1.93 billion respectively, compared to $587.0 million and $1.76 billion for the corresponding period last year, representing an increase of $69.3 million and $162.1 million or 11.8% and 9.2%, respectively. SG&A expenses for the three and nine months ended June 28, 2024 were impacted by Restructuring and other charges and transactions related primarily to the Separation Transaction (mainly professional services and employee separation costs) of $61.9 million and $160.4 million respectively, in comparison to prior period Restructuring and other charges and transactions related mainly to real estate related costs of $0.9 million and $38.1 million respectively. Further, our reported SG&A expenses were impacted by slight increases in other department spend and personnel costs. Also, SG&A expenses were impacted by unfavorable foreign currency translation of $0.5 million and $14.4 million, respectively, for the three and nine months ended June 28, 2024 as compared to favorable impacts of $2.9 million and $53.4 million for the corresponding periods last year.
Net interest expense for the three and nine months ended June 28, 2024 was $35.5 million and $105.4 million respectively, a decrease of $0.5 million and $0.6 million from $36.0 million and $106.0 million, or 1.3% and 0.6%, respectively, for the corresponding periods last year. Interest expense and interest income increased for the three and nine months ended June 28, 2024 compared to the corresponding periods last year due primarily to interest rates increasing throughout fiscal year 2023 and fiscal year 2024. The increase in interest expense was offset by higher interest rates on cash held and by the Company's lower overall levels of outstanding debt compared to the comparative periods.
Miscellaneous net income (expense) for the three and nine months ended June 28, 2024 was $1.2 million and $(6.6) million, respectively, in comparison to $(7.1) million and $(14.9) million for the corresponding periods last year. The favorable comparisons to the corresponding periods last year were due primarily to favorable foreign exchange gains and losses in the current year periods, along with decreases in pension and benefit related costs noted for the nine month comparative periods.
The Company’s effective tax rates from continuing operations for the three months ended June 28, 2024 and June 30, 2023 were 30.0% and 23.9%, respectively. The most significant items contributing to the difference between the statutory U.S. federal corporate tax rate of 21% and the Company's effective tax rate for the three-month period ended June 28, 2024 were U.S. state income tax expense of $4.4 million and U.S. tax on foreign earnings of $10.5 million, and income tax expense of $10.6 million related to foreign exchange gains associated with a change in assertion on intercompany loans that were previously deemed indefinitely reinvested. The U.S. state income tax and U.S. tax on foreign earnings are expected to have a continuing impact on the Company's effective tax rate for the remainder of the fiscal year. These expense items were partly offset by a return-to-provision income tax benefit of $7.9 million, mainly attributable to additional research and development credits claimed on the U.S. federal tax return. For the three months ended June 30, 2023, the main differences compared to the U.S. federal statutory rate were attributable to U.S. state income tax expense of $5.3 million and U.S. tax on foreign earnings of $5.4 million, partly offset by a $3.5 million tax benefit for the release of previously valued foreign tax credits.

The Company's effective tax rates from continuing operations for the nine months ended June 28, 2024 and June 30, 2023 were 18.7% and 18.2%, respectively. The most significant item contributing to the difference between the statutory U.S. federal corporate tax rate of 21% and the Company’s effective tax rate for the nine-month period ended June 28, 2024 is related to a discrete event associated with the election to treat an Australian subsidiary as a corporation versus a partnership for U.S. tax purposes, with this election resulting in the derecognition of a deferred tax liability and yielding a discrete income tax benefit of $61.6 million as the Company asserts that a component of the investment will be indefinitely reinvested. This benefit was partly offset by U.S. state income tax expense of $11.7 million, U.S. tax on foreign earnings of $19.1 million, and income tax expense of $10.6 million related to foreign exchange gains associated with a change in assertion on intercompany loans that were previously deemed indefinitely reinvested. The U.S. state income tax and U.S. tax on foreign earnings are expected to have a continuing impact on the Company's effective tax rate for the remainder of the fiscal year. For the nine months ended June 30, 2023, the main differences compared to the U.S. federal statutory rate were associated with net tax benefits of $39.4 million which were mostly related to uncertain tax positions in the U.S. that were effectively settled, of which $30.8 million related to positions carried forward from the fiscal 2018 acquisition of CH2M Hill Companies Ltd., as well as a tax benefit of $12.1 million for the release of previously valued foreign tax credits. These benefits were partly offset by U.S. state income tax expense of $15.8 million and U.S. tax on foreign earnings of $13.6 million.
In December 2021, the Organization for Economic Cooperation and Development ("OECD") released the Pillar Two Model Rules (also referred to as the global minimum tax or Global Anti-Base Erosion "GloBE" rules), which were designed to ensure large multinational enterprises pay a minimum 15 percent level of tax on the income arising in each jurisdiction in which they operate. Several jurisdictions in which we operate have enacted these rules, which are effective for the first quarter of the fiscal year ending September 26, 2025. The Company is continually monitoring developments and evaluating the potential impacts. At this time, the Company does not anticipate a material tax charge as a result of implementation of these rules.
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
Net earnings attributable to noncontrolling interests including redeemable noncontrolling interests for the three and nine months ended June 28, 2024 of $12.0 million and $33.2 million, respectively and $8.6 million and $36.3 million for the corresponding periods last year. The year over year changes were primarily due to changes in net earnings results in our PA Consulting investment compared to the prior year periods.
Restructuring and Other Charges
During fiscal 2023, the Company implemented restructuring initiatives relating to the Separation Transaction. The Company incurred approximately $19.8 million in fiscal 2023 and $42.2 million during the nine months ended June 28, 2024, in pre-tax cash charges in connection with these initiatives. These actions, which are expected to be substantially completed before the end of fiscal 2025, are expected to result in estimated gross annualized pre-tax cash savings of approximately $125 million to $152 million. We will likely incur additional charges under this program through fiscal 2025, which are expected to result in additional savings in future periods.
During third quarter fiscal 2023, the Company approved a plan to improve business processes and cost structures of our PA Consulting investment by reorganizing senior management and reducing headcount. In connection with these initiatives, which are expected to be substantially complete before the end of fiscal 2024, the Company incurred approximately $14.3 million during fiscal 2023 and $7.4 million in the nine months ending June 28, 2024, in pre-tax cash charges. These activities are expected to result in estimated gross annualized pre-tax cash savings of approximately $50 million to $65 million.

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
During fiscal 2020 and continuing into fiscal 2023, the Company implemented further real estate rescaling efforts that were associated with its fiscal 2020 transformation program relating to real estate. These activities were substantially completed in fiscal 2023. In connection with these efforts, the Company has incurred $47.3 million and $72.4 million for the years ended September 29, 2023 and September 30, 2022, respectively, in pre-tax mainly non-cash charges. These actions resulted in non-cash savings related mainly to the future amortization of lease right-of-use assets over the remaining lease terms. Additionally, the objective of these initiatives was to create a modern, flexible work platform tailored to employees’ needs due to globalization and digital advances and to create total emissions savings that will be realized as we continue to optimize our real estate footprint.
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

	Three Months Ended		Nine Months Ended
	June 28, 2024	June 30, 2023	June 28, 2024	June 30, 2023
Revenues from External Customers:
Critical Mission Solutions	$1,155,806	$1,190,845	$3,513,635	$3,457,076
People & Places Solutions	2,564,698	2,469,694	7,556,999	7,041,744
Divergent Solutions	222,805	239,289	701,025	694,978
PA Consulting	288,271	286,874	888,239	869,904
Total	$4,231,580	$4,186,702	$12,659,898	$12,063,702

	Three Months Ended		Nine Months Ended
	June 28, 2024	June 30, 2023	June 28, 2024	June 30, 2023
Segment Operating Profit:
Critical Mission Solutions	$100,318	$99,141	$297,373	$275,304
People & Places Solutions	271,157	242,673	763,919	701,498
Divergent Solutions (1)	12,394	20,794	38,951	57,623
PA Consulting	62,889	60,864	177,513	177,521
Total Segment Operating Profit	446,758	423,472	1,277,756	1,211,946
Other Corporate Expenses (2)	(118,040)	(118,486)	(356,413)	(319,796)
Restructuring, Transaction and Other Charges (3)	(68,254)	(35,245)	(175,827)	(94,742)
Total U.S. GAAP Operating Profit	260,464	269,741	745,516	797,408
Total Other Expense, net	(34,314)	(43,056)	(112,030)	(120,930)
Earnings Before Taxes from Continuing Operations	$226,150	$226,685	$633,486	$676,478

(1)	For the nine months ended June 28, 2024, operating profit included an approximate $15 million pre-tax non-cash charge associated with an inventory write down during the fiscal 2024 period comprised of cumulative adjustments of immaterial inventory misstatements previously reported which would not have been material to any prior period financial statements nor to any amounts reported in the current period.
(2)	Other corporate expenses included intangibles amortization of $52.5 million and $52.0 million for the three months ended June 28, 2024 and June 30, 2023, respectively, and $156.3 million and $152.2 million for the nine months ended June 28, 2024 and June 30, 2023, respectively, along with an approximately $11.0 million intangibles impairment charge in the nine month period ended June 28, 2024. Additionally, the comparison of the nine month period of fiscal 2024 to the corresponding 2023 period was unfavorably impacted by the one-time net favorable impact of $41 million relating mainly to changes in employee benefits programs in the prior year, partly offset by year over year favorable department spending as well as favorable impacts of corporate functional overhead cost recovery by our lines of business.
(3)	The three and nine months ended June 28, 2024 included $54.8 million and $133.9 million, respectively, in restructuring and other charges and $7.1 million and $26.5 million, respectively, of transaction charges, mainly relating to the Separation Transaction (primarily professional services and employee separation costs). The three and nine months ended June 30, 2023 included $17.2 million in restructuring and other charges relating to the Company's investment in PA Consulting (primarily employee separation costs) and $13.4 million relating to the separation activities (mainly professional services) around the Separation Transaction, and the nine months ended June 30, 2023 included $38.1 million in real estate impairment charges related to the Company's transformation initiatives.

Critical Mission Solutions

	Three Months Ended		Nine Months Ended
	June 28, 2024	June 30, 2023	June 28, 2024	June 30, 2023
Revenue	$1,155,806	$1,190,845	$3,513,635	$3,457,076
Operating Profit	$100,318	$99,141	$297,373	$275,304

Critical Mission Solutions segment revenues for the three and nine months ended June 28, 2024 were $1.16 billion and $3.51 billion respectively, a decrease of $35.0 million or 2.9% and increase of $56.6 million, or 1.6%, year-to-date, from reported amounts of $1.19 billion and $3.46 billion for the corresponding periods last year. During the three months ended June 28, 2024, the decrease is due to contracts in the defense market that completed and were not renewed. For the nine months ended June 28, 2024, this was offset by benefits from increased volume in the nuclear remediation and energy sectors in the United Kingdom as well as strong performance from large U.S. Government client programs. Foreign currency translation had approximately $1.3 million and $23.9 million in favorable impacts on revenues for the three and nine months ended June 28, 2024, respectively, compared to $2.9 million and $61.5 million in unfavorable impacts in the corresponding prior year periods.

Operating profit for the segment was $100.3 million and $297.4 million, respectively, for the three and nine months ended June 28, 2024, which was an increase of $1.2 million and $22.1 million, or 1.2% and 8.0%, from $99.1 million and $275.3 million compared to the corresponding periods in the prior year. Operating profit level and margin trends for the year-over-year periods were favorably impacted by increased profitability in the United Kingdom and U.S. nuclear remediation and energy markets. Foreign currency translation had approximately $0.1 million and $3.2 million in favorable impacts on operating profit for the three and nine months ended June 28, 2024, as compared to $0.2 million and $7.4 million in unfavorable impacts in the corresponding prior year periods.

People & Places Solutions

	Three Months Ended		Nine Months Ended
	June 28, 2024	June 30, 2023	June 28, 2024	June 30, 2023
Revenue	$2,564,698	$2,469,694	$7,556,999	$7,041,744
Operating Profit	$271,157	$242,673	$763,919	$701,498

Revenues for the People & Places Solutions segment for the three and nine months ended June 28, 2024 was $2.56 billion and $7.56 billion, respectively, an increase of $95.0 million and $515.3 million, or 3.8% and 7.3%, from reported amounts of $2.47 billion and $7.04 billion for the corresponding periods last year. The increase in revenue for the three and nine months ended June 28, 2024 was driven by net revenue growth across all sectors, particularly in water, life sciences and energy. Foreign currency translation had approximately $3.1 million in unfavorable and $26.5 million in favorable impacts on revenues for the three and nine months ended June 28, 2024, as compared to $10.1 million and $144.6 million in unfavorable impacts in the corresponding prior year periods.

Operating profit for the People & Places Solutions segment for the three and nine month period ended June 28, 2024 was $271.2 million and $763.9 million, respectively, an increase of $28.5 million and $62.4 million, or 11.7% and 8.9%, from $242.7 million and $701.5 million for the corresponding period last year. The increase in the three and nine month periods is a result of higher year over year segment revenues mentioned above with partially offsetting impacts from higher corporate cost allocations versus the prior year period. Further, operating profit in the three month period benefited from the non-cash reversal of certain accruals associated with a client program completed in a prior year, which benefit was largely offset by the unfavorable discrete impacts of higher than usual year over year medical and other benefit costs during the quarter. The net impact of these adjustments was immaterial in the three and nine month periods presented. Foreign currency translation had approximately $0.7 million in unfavorable and $4.7 million in favorable impacts on operating profit for the three and nine months ended June 28, 2024, as compared to $3.4 million and $28.7 million in unfavorable impacts in the corresponding prior year periods.

Divergent Solutions

	Three Months Ended		Nine Months Ended
	June 28, 2024	June 30, 2023	June 28, 2024	June 30, 2023
Revenue	$222,805	$239,289	$701,025	$694,978
Operating Profit	$12,394	$20,794	$38,951	$57,623

Revenues for the Divergent Solutions segment for the three and nine months ended June 28, 2024 were $222.8 million and $701.0 million, respectively, a decrease of $16.5 million, or 6.9%, and increase of $6.0 million, or 0.9%, from $239.3 million and $695.0 million for the corresponding periods last year. The decrease in revenue for the three months ended June 28, 2024 was mainly due to a National Government program ending. The nine month increase is due to startup of new programs previously won in fiscal 2023. Foreign currency translation did not have a material impact on revenue in our Divergent Solutions segment for either period presented.

Operating profit for the segment was $12.4 million and $39.0 million, for the three and nine months ended June 28, 2024, respectively, a decrease of $8.4 million and $18.7 million, or 40.4% and 32.4%, from $20.8 million and $57.6 million for the corresponding periods last year. In addition to revenue declines as mentioned above, the three month decrease is driven by unfavorable impacts of changes in overhead billing rates during the current year quarter of 2024 vs. the prior year quarter mainly in our Cyber & Intelligence business. Additionally, operating profit for the nine month period reflected mostly consistent underlying performance in the Cyber & Intelligence business unit and the new programs previously won in fiscal 2023, although substantially offset by an approximate one-time $15 million pre-tax non-cash charge associated with an inventory write down during the fiscal 2024 period. Foreign currency translation had an immaterial impact on operating profit in our Divergent Solutions segment for both periods presented.

PA Consulting

	Three Months Ended		Nine Months Ended
	June 28, 2024	June 30, 2023	June 28, 2024	June 30, 2023
Revenue	$288,271	$286,874	$888,239	$869,904
Operating Profit	$62,889	$60,864	$177,513	$177,521

Revenues for the PA Consulting segment for the three and nine months ended June 28, 2024 were $288.3 million and $888.2 million, respectively, a change of $1.4 million and $18.3 million, or 0.5% and 2.1%, from $286.9 million and $869.9 million in the corresponding periods last year. The nine month change is primarily due to growth in PA Consulting's Public Sector work. Foreign currency translation had approximately $31.4 million in favorable impacts on revenues for the nine months ended June 28, 2024, respectively, as compared to $71.7 million in unfavorable impacts in the corresponding prior year period.

Operating profit for the segment for the three and nine months ended June 28, 2024 was $62.9 million and $177.5 million, respectively, an increase of $2.0 million, or 3.3%, and flat, from $60.9 million and $177.5 million in the corresponding periods last year. The year-on-year improvement in the quarter is due mainly to the higher revenues noted above along with benefits from cost reduction programs while the nine month periods showed consistent performance levels.

Other Corporate Expenses
Other corporate expenses for the three and nine months ended June 28, 2024 were $118.0 million and $356.4 million, respectively, a decrease of $0.4 million, or 0.4%, and increase of $36.6 million, or 11.5%, from $118.5 million and $319.8 million for the corresponding periods last year. The quarter-to-date period compared to the prior year was relatively flat, while the comparison of the nine months period of fiscal 2024 to the corresponding 2023 period was unfavorably impacted by a one-time net favorable impact of $41 million relating mainly to changes in employee benefits programs during first quarter 2023, partly offset by year over year favorable department spending as well as favorable impacts of corporate functional overhead cost recovery by our lines of business. Additionally, the fiscal 2024 year-to-date period reflects approximately $11 million in one-time non-cash intangibles impairment charges.
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
The following table summarizes our backlog at June 28, 2024 and June 30, 2023 (in millions):

	June 28, 2024	June 30, 2023
Critical Mission Solutions	$8,450	$8,097
People & Places Solutions	19,277	17,498
Divergent Solutions	2,521	2,965
PA Consulting	369	355
Total	$30,617	$28,915

The increase in backlog in Critical Mission Solutions from June 30, 2023 was primarily driven by growth and increased funding levels in the United Kingdom and U.S. nuclear remediation markets along with growth in the U.K. defense sector and U.S. Telecom market that offset slower growth in the U.S. Defense sector.

The increase in backlog in People & Places Solutions from June 30, 2023 was predominantly driven by growth in the Life Sciences and Water markets.

The decrease in backlog in Divergent Solutions (DVS) from June 30, 2023 was due to a major National Government program ending earlier than expected.

The increase in backlog in PA Consulting from June 30, 2023 was primarily driven by organic year-over-year growth of the business.

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
Liquidity and Capital Resources
At June 28, 2024, our principal sources of liquidity consisted of $1.21 billion in cash and cash equivalents and $2.19 billion of available borrowing capacity under our $2.25 billion revolving credit agreement (the "Revolving Credit Facility"). We finance much of our operations and growth through cash generated by our operations.
Cash and cash equivalents at June 28, 2024 were $1.21 billion, representing an increase of $282.1 million from $926.6 million at September 29, 2023, the reasons for which are described below.

Our net cash flow provided by operations of $858.1 million during the nine months ended June 28, 2024 was favorable by $102.7 million in comparison to the cash flow provided by operations of $755.4 million for the corresponding prior year period. The year-over-year increase in cash from operations is due mainly to higher cash generated from net earnings as adjusted for non-cash income statement activities including favorable net impacts mainly in accrued liabilities, prepaid expenses and other deferred liabilities, while impacts from other net working capital performance were overall consistent year over year.
Our net cash used for investing activities for the nine months ended June 28, 2024 was $95.0 million, compared to cash used for investing activities of $106.4 million in the corresponding prior year period, with this change due primarily to lower levels of additions to plant, property and equipment in the current year.
Our net cash used for financing activities of $492.6 million for the nine months ended June 28, 2024 is driven by share repurchases of $346.4 million, $106.4 million in dividends to shareholders, and $22.0 million in net PA Consulting related redeemable noncontrolling interests purchase and issuance activity, partly offset by proceeds from issuances of common stock of $35.4 million. Cash used for financing activities in the corresponding prior year period was $770.3 million, due primarily to net repayments from borrowings of $338.6 million, share repurchases of $265.6 million, $95.7 million in dividends to shareholders, and $55.7 million in net PA Consulting related redeemable noncontrolling interests purchase and issuance activity.
At June 28, 2024, the Company had approximately $423.5 million in cash and cash equivalents held in the U.S. and $785.2 million held outside of the U.S. (primarily in the U.K., the Eurozone, Australia, India, Canada, Saudi Arabia and the United Arab Emirates), which is used primarily for funding operations in those regions. Other than the tax cost of repatriating funds to the U.S. (see Note 7- Income Taxes of Notes to Consolidated Financial Statements included in our 2023 Form 10-K), there are no material impediments to repatriating these funds to the U.S.
The Company had $296.1 million in letters of credit outstanding at June 28, 2024. Of this amount, $0.5 million was issued under the Revolving Credit Facility and $295.6 million was issued under separate, committed and uncommitted letter-of-credit facilities.
Long-term debt as of June 28, 2024 decreased by $722.0 million compared to September 29, 2023 primarily due to the reclassification of $785.7 million from long-term to short-term in March 2024 in connection with the March 25, 2025 scheduled maturity of the 2020 Term Loan Facility.
Under the Separation Transaction, Jacobs and its shareholders will own up to 63% of the combined company's common stock upon consummation of the transaction, the exact amount of which will be determined based on the achievement of certain fiscal year 2024 operating profit targets. Jacobs is also expected to receive $1 billion of cash proceeds at closing, subject to customary adjustments. The Company expects to use this cash received at closing to repay outstanding indebtedness. Jacobs is also expected to realize additional value after closing through the disposition of its retained equity stake in the combined company within 12 months of the transaction closing date.
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
We were in compliance with all of our debt covenants at June 28, 2024.

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

Nine Months Ended
(in thousands)	June 28, 2024
Summarized Statement of Earnings Data
Revenue	$2,863,700
Direct Costs	$2,389,688
Selling, General and Administrative Expenses	$436,460
Net loss attributable to Guarantor Subsidiaries from continuing operations	$(75,784)
Noncontrolling interests	$(640)

(in thousands)	June 28, 2024	September 29, 2023
Summarized Balance Sheet Data
Current assets, less receivables from Non-Guarantor Subsidiaries	$1,143,211	$693,037
Current receivables from Non-Guarantor Subsidiaries	$—	$—
Noncurrent assets, less noncurrent receivables from Non-Guarantor Subsidiaries	$511,141	$459,276
Noncurrent receivables from Non-Guarantor Subsidiaries	$582,222	$610,900
Current liabilities	$1,309,033	$616,140
Current liabilities to Non-Guarantor Subsidiaries	$1,074,744	$387,461
Long-term Debt	$2,030,395	$2,561,590
Other Noncurrent liabilities, less amounts payable to Non-Guarantor Subsidiaries	$240,927	$248,852
Noncurrent liabilities to Non-Guarantor Subsidiaries	$704,007	$343,674
Noncontrolling interests	$864	$577
Accumulated deficit	$(3,123,396)	$(2,395,081)

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
Our Revolving Credit Facility, Term Loan Facilities and certain other debt obligations are subject to variable rate interest which could be adversely affected by an increase in interest rates. As of June 28, 2024, we had an aggregate of $1.83 billion in outstanding borrowings under our Revolving Credit Facility and Term Loan Facilities. Interest on amounts borrowed under these agreements is subject to adjustment based on the Company’s Consolidated Leverage Ratio (as defined in the credit agreements governing the Revolving Credit Facility and the Term Loan Facilities). Depending on the Company’s Consolidated Leverage Ratio, borrowings denominated in U.S. dollars under the Revolving Credit Facility and the Term Loan Facilities bear interest at a SOFR rate plus a margin of between 0.975% and 1.725% or a base rate plus a margin of between 0.0% and 0.625% including applicable margins while borrowings denominated in British pounds under these respective facilities bear interest at an adjusted SONIA rate plus a margin of between 0.908% and 1.658%. Additionally, our Revolving Credit Facility, Term Loan Facilities and our 5.90% Bonds have interest rates subject to potential increases relating to certain ESG metrics as stipulated in the related agreements and as discussed in Note 12- Borrowings.
However, as discussed in Note 17- Commitments and Contingencies and Derivative Financial Instruments, we are party to swap agreements with an aggregate notional value of $746.2 million to convert the variable rate interest based liabilities associated with a corresponding amount of our debt into fixed interest rate liabilities, leaving $1.08 billion in principal amount subject to variable interest rate risk. Additionally, during fiscal 2022, we entered into two treasury lock arrangements with an aggregate notional value of $500.0 million, which were settled in the second quarter fiscal 2023, and are disclosed in further detail in Note 17- Commitments and Contingencies and Derivative Financial Instruments.
For the nine months ended June 28, 2024, our weighted average borrowings that are subject to floating rate exposure were approximately $1.33 billion. If floating interest rates had increased by 1.00%, our interest expense for the nine months ended June 28, 2024 would have increased by approximately $10.0 million.
Foreign Currency Risk
In situations where the Company incurs costs in currencies other than our functional currency, we sometimes enter into foreign exchange contracts to limit our exposure to fluctuating foreign currencies. We follow the provisions of ASC 815, Derivatives and Hedging in accounting for our derivative contracts. The Company has $1,056.6 million in notional value of exchange rate sensitive instruments at June 28, 2024. See Note 17- Commitments and Contingencies and Derivative Financial Instruments for discussion.

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
The Company’s management, with the participation of its Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), evaluated the effectiveness of the Company’s disclosure controls and procedures as defined by Rule 13a-15(e) of the Exchange Act defined above, as of June 28, 2024, the end of the period covered by this Quarterly Report on Form 10-Q (the “Evaluation Date”). Based on that evaluation, the Company’s management, with the participation of the Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer) concluded that the Company’s disclosure controls and procedures, as of the Evaluation Date, were effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
There were no changes to our internal control over financial reporting which were identified in connection with the evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act during the quarter ended June 28, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds.
There were no sales of unregistered securities during the third fiscal quarter of 2024.
Share Repurchases
On January 25, 2023, the Company's Board of Directors authorized a share repurchase program of up to $1.0 billion of the Company's stock, to expire on January 25, 2026 (the "2023 Repurchase Authorization"). A summary of repurchases of the Company’s common stock made during the third quarter of fiscal 2024 under the 2023 Share Repurchase Authorization follows:

Period	Total Number of Shares Purchased	Average Price Per Share (1)	Total Number of Shares Purchased under the 2023 Repurchase Authorization	Approximate Dollar Value of Shares that May Yet Be Purchased Under the 2023 Repurchase Authorization
March 31, 2024 - April 27, 2024	36,600	$153.01	36,600	$673,772,243
April 28, 2024 - May 25, 2024	122,800	$137.17	122,800	$656,928,170
May 26, 2024 - June 29, 2024	915,363	$140.35	915,363	$528,452,610

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

10.1*
Second Amendment to Amended and Restated Term Loan Agreement, dated as of April 10, 2024, among Jacobs Solutions Inc., Jacobs Engineering Group Inc., the lenders party thereto, and Bank of America, N.A., as administrative agent, to the Amended and Restated Term Loan Agreement, dated as of February 6, 2023, among Jacobs Solutions Inc., Jacobs Engineering Group Inc., the lenders party thereto, and Bank of America, N.A., as administrative agent.

10.2*
Fifth Amendment to Credit Agreement, dated as of April 10, 2024, by and among Jacobs Solutions Inc., Jacobs Engineering Group Inc., Jacobs U.K. Limited, the lenders party thereto, and Bank of America, N.A., as administrative agent, to the Credit Agreement, dated as of March 25, 2020, by and among Jacobs Engineering Group Inc. and Jacobs U.K. Limited, as borrowers, the lenders party thereto, and Bank of America, N.A. as administrative agent.

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
101
The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 28, 2024, formatted in Inline XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Earnings, (iii) Consolidated Statements of Comprehensive Income (Loss), (iv) Consolidated Statements of Stockholders’ Equity, (v) Consolidated Statements of Cash Flows and (vi) Notes to Consolidated Financial Statements, tagged as blocks of text and including detailed tags.

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 28, 2024, (formatted as Inline XBRL and contained in Exhibit 101).

* Filed herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
JACOBS SOLUTIONS INC.

By:	/s/ Venk Nathamuni
Venk Nathamuni
Chief Financial Officer
(Principal Financial Officer)

Date:	August 6, 2024