Form 10-K
period 2024-09-27
JACOBS SOLUTIONS INC.
filed 2024-11-25
CIK 52988

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________________________________________
FORM 10-K
(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 27, 2024
OR
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
Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  ☒    Yes  ☐    No
Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.  ☐    Yes  ☒    No
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒    Yes  ☐    No
Indicate by check mark whether the Registrant: has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files).  ☒    Yes  ☐    No
Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.         ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).  ☐    Yes  ☒    No
There were 123,966,838 shares of common stock outstanding as of November 13, 2024. The aggregate market value of the Registrant’s common equity held by non-affiliates was approximately $15.9 billion as of March 29, 2024, based upon the last reported sales price on the New York Stock Exchange on that date.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s definitive proxy statement to be issued in connection with its 2025 annual meeting of shareholders are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated.

JACOBS SOLUTIONS INC.
Fiscal 2024 Annual Report on Form 10-K

PART I
FORWARD-LOOKING STATEMENTS
In addition to historical information, this Annual Report on Form 10-K contains forward-looking statements within the meaning of the United States Private Securities Litigation Reform Act of 1995. Forward-looking statements are statements that do not directly relate to any historical or current fact. When used herein, words such as "expects," "anticipates," "believes," "seeks," "estimates," "plans," "intends," “future,” “will,” “would,” “could,” “can,” “may,” "target," "goal" and similar words are intended to identify forward-looking statements. Examples of forward-looking statements include, but are not limited to, statements we make concerning the financial condition and results of operations and our expectations as to our future growth, prospects, financial outlook and business strategy, and any assumptions underlying any of the foregoing. Although such statements are based on management’s current estimates and expectations and/or currently available competitive, financial, and economic data, forward-looking statements are inherently uncertain, and you should not place undue reliance on such statements as actual results may differ materially. We caution the reader that there are a variety of risks, uncertainties and other factors that could cause actual results to differ materially from what is contained, projected or implied by our forward-looking statements. Such factors include, but are not limited to:
•general economic conditions, including inflation and the actions taken by monetary authorities in response to inflation, changes in interest rates and foreign currency exchange rates, changes in capital markets and stock market volatility, instability in the banking industry, labor shortages, or the impact of a possible recession or economic downturn or changes to monetary or fiscal policies or priorities in the U.S. and the countries where we do business on our results, prospects and opportunities;
•competition from existing and future competitors in our target markets, as well as the possible reduction in demand for certain of our product solutions and services, including delays in the timing of the award of projects or reduction in funding, or the abandonment of ongoing or anticipated projects due to the financial condition of our clients and suppliers or due to governmental budget constraints or changes to governmental budgetary priorities, or the inability of our clients to meet their payment obligations in a timely manner or at all;
•our ability to fully execute on our corporate strategy, including (i) uncertainties as to the impact of the completed Separation Transaction (as defined below) on our business, such as a possible impact on our credit profile or our ability to operate as a separate public-company without the benefit of the resources and capabilities divested as part of the SpinCo Business (as defined below), the possibility that the Separation Transaction will not result in the intended benefits to us or our shareholders, that we will not realize the value expected to be derived from the disposition of our retained stake in Amentum (as defined below), or that we will incur unexpected costs, charges or expenses related to the provision of transition services in connection with the Separation Transaction, (ii) the impact of acquisitions, strategic alliances, divestitures, and other strategic events resulting from evolving business strategies, including on our ability to maintain our culture and retain key personnel, customers or suppliers, or our ability to achieve the cost-savings and synergies contemplated by our recent acquisitions within the expected time frames or to achieve them fully and to successfully integrate acquired businesses while retaining key personnel , and (iii) our ability to invest in the tools needed to implement our strategy;
•financial market risks that may affect us, including by affecting our access to capital, the cost of such capital and/or our funding obligations under defined benefit pension and post retirement plans;
•legislative changes, including potential changes to the amounts provided for, under the Infrastructure Investment and Jobs Act, as well as other legislation related to governmental spending, and changes in U.S. or foreign tax laws, statutes, rules, regulations or ordinances, including the impact of, and changes to, tariffs or trade policies that may adversely impact our future financial position or results of operations;
•increased geopolitical uncertainty and risks, including policy risks and potential civil unrest, relating to the outcome of elections across our key markets and elevated geopolitical tension and conflicts, including the Russia-Ukraine and Israel-Hamas conflicts and the escalating tensions in the Middle East, among others; and
•the impact of any pandemic, and any resulting economic downturn on our results, prospects and opportunities, measures or restrictions imposed by governments and health officials in response to the pandemic, as well as the inability of governments in certain of the countries in which we operate to effectively mitigate the financial or other impacts of any future pandemics or infectious disease outbreaks on their economies and workforces and our operations therein.
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
Unless the context otherwise requires, all references herein to "Jacobs" or the "Registrant" are to Jacobs Solutions Inc. and its predecessors, and references to the "Company", "we", "us" or "our" are to Jacobs Solutions Inc. and its consolidated subsidiaries. On August 29, 2022, Jacobs Engineering Group Inc. (JEGI), the predecessor to Jacobs Solutions Inc., implemented a holding company structure, which resulted in Jacobs Solutions Inc. becoming the parent company of, and successor issuer to, JEGI (the "Holding Company Reorganization"). For purposes of this Annual Report, references to the "Company", "we", "us" or "our" or "our management" or "our business" at any point prior to August 29, 2022 (the "Holding Company Implementation Date") refer to JEGI and its consolidated subsidiaries as the predecessor to Jacobs Solutions Inc.
On September 27, 2024, Jacobs Solutions Inc. ("Jacobs") completed the previously announced Reverse Morris Trust transaction pursuant to which (i) Jacobs first transferred its Critical Mission Solutions business (“CMS”) and portions of the Divergent Solutions (“DVS”) business (referred to herein as the Cyber & Intelligence business (“C&I”) and together with CMS referred to as the “SpinCo Business”), to Amazon Holdco Inc., a Delaware corporation, which has been renamed Amentum Holdings, Inc. (“SpinCo”) (the “Separation”), (ii) Jacobs then effectuated a spin-off of SpinCo by distributing 124,084,108 shares of SpinCo common stock, par value $0.01 per share (the “SpinCo Common Stock”) by way of a pro rata distribution to its shareholders such that each holder of shares of Jacobs common stock, par value $1.00 per share (the “Jacobs Common Stock”) was entitled to receive one share of SpinCo Common Stock for each share of Jacobs common stock held as of the record date, September 23, 2024 (the “Distribution”), and (iii) finally, Amentum Parent Holdings LLC merged with and into SpinCo, with SpinCo surviving the merger (the “Merger” and together with the Separation and the Distribution, the “Separation Transaction”). The surviving entity of the Transaction is now an independent public company with common stock listed on the New York Stock Exchange under the symbol “AMTM” (“Amentum”). The financial results of the SpinCo Business are reflected in our Consolidated Statements of Earnings as discontinued operations for all periods presented.
Item 1.     BUSINESS
At Jacobs, our foundation guides us to create a more connected and sustainable world.

We are challenging today to reinvent tomorrow – delivering outcomes and solutions for the world’s most complex challenges. With a team of approximately 45,000, we provide end-to-end services in advanced manufacturing, cities & places, energy, environmental, life sciences, transportation and water. From advisory and consulting, feasibility, planning, design, program and lifecycle management, we are creating a more connected and sustainable world.

Whether tackling water scarcity, aging infrastructure, access to life-saving therapies or sophisticated cyberattacks, we take on some of the world’s biggest challenges, bringing a different way of thinking to everything we do. We channel our creativity, agility and our domain expertise to create value for our clients and society.

Over the last eight years, Jacobs has been on a transformation journey, starting with a re-emphasis on business excellence, our culture and brand, and evolving our portfolio to become a science-based consulting and advisory solutions provider focused on delivering some of the world’s most complex sustainability, critical infrastructure and advanced manufacturing challenges. This transformation included acquiring a 65% stake in PA Consulting Group Limited ("PA Consulting") in fiscal 2021. Acquisitions of BlackLynx and StreetLight further positioned us as a leader in high-value critical infrastructure and technology-enabled solutions.

We began trading under the new ticker symbol “J” on the New York Stock Exchange in December 2019, and in March 2021 our Global Industry Classifications Standard code changed to Research & Consulting Services. Our Focus 2023 Transformation Office drove further innovation, delivering value-creating solutions for our clients and leveraging an integrated digital and technology strategy to improve our efficiency and effectiveness, ultimately freeing up valuable time and resources for reinvestment in our people.

Boldly Moving Forward

In March 2022, Jacobs launched a three-year strategy, building on our success over the preceding three years to take advantage of a new lens crafted from the incredible pace of change in the world and in our markets. We are focused now on broadening our leadership in high growth sectors aligned with long-term secular trends, such as infrastructure renewal and investment, and the global transition to more sustainable ways of living.

Our strategy is driven by our visionary purpose of creating a more connected, sustainable world, applying our values and delivering on our brand promise of “Challenging today. Reinventing tomorrow.” To help us challenge the accepted and shape the new standards our future needs, our three growth accelerators — Climate Response, Consulting & Advisory and Data Solutions services — create connections between the global market trends, our client solutions and our company purpose. Our growth accelerators are delivering significant value for our clients, positioning Jacobs for high-margin growth while advancing sustainability and social value in our communities.

Our Climate Response accelerator focuses on the end-to-end solutions we co-create with clients in energy transition, decarbonization, adaptation and resilience, and regenerative and nature-based climate solutions. Today our clients are facing a rapidly changing world - navigating multifaceted challenges such as the increasing pace of technological change, budget and supply chain limitations, global climate change events and complex geopolitical conditions. Through our Consulting & Advisory capabilities, we deepen our involvement with our clients to help them conceptualize, shape and realize their future.

Our Data Solutions accelerator harnesses our data and digital capabilities, products and tools to help our clients operate more efficiently in a safe environment and capitalize on their data more than ever before. We invest in technology-enhanced and AI solutions to help clients find better, safer and more agile ways of working. We provide solutions in data analytics and insights, digital architecture, advisory and transformation, software development and cybersecurity and operational technology.

Prior to the Separation Transaction, the Company's four operating segments were comprised of its two global lines of business ("LOBs"): Critical Mission Solutions ("CMS") and People Places and Solutions ("P&PS"), its business unit Divergent Solutions ("DVS") and its majority investment in PA Consulting. After the Separation, we reorganized P&PS and our remaining DVS businesses into a more streamlined operating model, Infrastructure & Advanced Facilities ("I&AF"), which enables our collective business teams to collaborate more horizontally. Our CMS LOB and portions of DVS which were included in the separation are now reported as discontinued operations.

Our next strategy will build upon the foundation laid by our current strategy and will be outlined at our next Investor Day in 2025.
Our Values in Action
Jacobs' Ethics and Code of Conduct are rooted in our values and provide the standards and support to help us successfully navigate issues, make the right decisions and conduct our business with the integrity that reflects our heritage and ethical reputation. We hold our suppliers and business partners to the same standards.

Our purpose is to create a more connected, sustainable world. We know that through our client solutions and the way we operate our business we can prepare our world for the complex, interconnected global challenges it faces, while positively impacting what is possible today and in the future. PlanBeyond® integrates sustainability throughout our operations and client solutions — planning beyond today for a more sustainable future.

We recognize our greatest opportunity for impact is through our client solutions, and we are focused on how our clients deliver positive impact and build resilience. To enable this, we offer wide-ranging sustainability capabilities, including global, cross-market expertise in decarbonization & greenhouse gas management; adaptation & resilience; sustainable built environments; social value & equity; nature positive solutions; and energy transition. We are continually adapting PlanBeyond to manage risk, seize opportunity and create positive outcomes and will share our updated PlanBeyond priorities on our website in fiscal 2025.

Driving positive impact

Through our client portfolio and our own operations, we focus on creating positive social and economic impacts while protecting the environment and improving resilience.
Climate Response is one of three growth accelerators within our fiscal 2022 to 2024 Company Strategy – aligning positive societal impact with long-term business growth. One of our key ambitions is to achieve net zero across the value chain by 2040. Our net-zero target is approved by the Science Based Targets initiative, and our carbon neutrality status is in line with the international standard PAS 2060. As part of our Carbon Neutrality Commitment, we achieved 100% low-carbon electricity, and we became carbon neutral for our operations and business travel in 2020. By 2025, we aim for 65% of our purchased goods and services supplier spending to go to those with science-based targets. Our Climate Action Plan will be updated to a Climate Transition Plan in 2025.

We have invested in technology to enhance virtual collaboration and help mitigate business travel and employee commuting carbon emissions. We also invested in tools and partnerships to help our people consider when business travel is essential and make more sustainable choices when it is necessary.

Our digital solutions help our clients with critical project sustainability decisions by assessing climate risks, carbon impacts, and system vulnerabilities. In fiscal 2025, we will deploy our Evolve tool, which generates recommendations to embed sustainability in all Jacobs’ projects to enhance their positive impact and resilience.

Transparency and accountability

Businesses worldwide are experiencing an increase in stakeholder expectations, expanding sustainability regulations and reporting requirements, and greater demand for corporate transparency and accountability. We report our Environmental, Social and Governance (ESG) performance annually, following the Sustainability Accounting Standards Board framework and informed by Global Reporting Initiative standards.

Launched in fiscal 2023, Jacobs’ Sustainability Linked Bonds (SLBs) further reflect how we are incorporating sustainability into the Company's financing strategy, with the SLBs' interest rate underpinned by two Key Performance Indicators – one linked to Gender Equality and Reduced Inequalities (UN SDG 5 and UN SDG 10) and the other to Climate Action (UN SDG 13).

Shaping Tomorrow’s Communities

Around the world, we work with our clients, partners and supply chains to create solutions that positively impact how people live, move and thrive in the world – driving a more equitable distribution of benefits for communities.

We invest in local communities globally, collaborating with charities and not-for-profit organizations to make a positive impact and live our values. Through Collectively℠, our global giving and volunteering program, employees are empowered to engage with charities and community organizations aligned with our values and strategic causes. We provide employee benefits for donation matching, grant nominations, paid volunteer time and volunteer rewards. We support communities devastated by events including natural and climate-related disasters, water security and scarcity, and the impacts of conflicts around the world. Our employees drive further impact through our science, technology, engineering, arts and mathematics (STEAM) education and engagement programs enabling sustainability learning among young people.

In fiscal 2024, we donated over $3.2 million to 2,600+ charities across 23 countries. Our people tracked approximately 18,000 volunteer hours including nearly 9,000 STEAM volunteer hours.(1)

Social Value and Equity Advisory in our Client Solutions

We integrate social value and equity considerations into our client solutions. We help clients realize social value opportunities through their projects and services by embedding and measuring social, economic and environmental benefit generation in what they do. Our blueprint for creating social value through infrastructure investment enables us to help clients contribute to a more inclusive economy and equitable society.

Social value is a fast-evolving field, and its successful delivery requires a wide range of specialisms. Our fully owned subsidiary Simetrica-Jacobs specializes in social value, wellbeing research and impact evaluation – measuring, quantifying and monetizing impacts to help directly inform both investment decisions and delivery models, and ensuring impact is generated where it is needed most. Simetrica-Jacobs deploys internationally endorsed methods set out by the Organisation for Economic Co-operation and Development and government-produced guidelines, including the U.K. Government’s HM Treasury Green Book.

We help clients understand how they can transform local, city and regional decision-making – identifying innovative, inclusive and ethical investments that will drive social change, spread prosperity and meet the growing challenges facing communities.
(1) This data includes Jacobs' continuing and discontinued operations (excluding PA Consulting).
We maintain agile and disciplined capital deployment

M&A and Divestitures

Consistent with our profitable growth strategy, Jacobs pursues acquisitions, divestitures, strategic investments and other transactions to maximize long-term value by continuing to reshape our portfolio to higher value solutions and accelerating profitable growth strategy. The Company has recently made the following acquisitions, strategic investments and divestitures:
•On September 27, 2024, Jacobs completed the previously announced Reverse Morris Trust transaction pursuant to which (i) Jacobs first transferred its Critical Mission Solutions business (“CMS”) and portions of the Divergent Solutions (“DVS”) business (referred to herein as the Cyber & Intelligence business (“C&I”) and together with CMS referred to as the “SpinCo Business”), to Amazon Holdco Inc., a Delaware corporation, which has been renamed Amentum Holdings, Inc. (“SpinCo”) (the “Separation”), (ii) Jacobs effectuated a spin-off of SpinCo by distributing 124,084,108 shares of SpinCo common stock, par value $0.01 per share (the “SpinCo Common Stock”) by way of a pro rata distribution to its shareholders such that each holder of shares of Jacobs common stock, par value $1.00 per share (the “Jacobs Common Stock”) was entitled to receive one share of SpinCo Common Stock for each share of Jacobs common stock held as of the record date, September 23, 2024 (the “Distribution”), and (iii) finally, Amentum Parent Holdings LLC merged with and into SpinCo, with SpinCo surviving the merger (the “Merger” and together with the Separation and the Distribution, the “Separation Transaction”). The surviving entity of the Transaction is now an independent public company with common stock listed on the New York Stock Exchange under the symbol “AMTM” (“Amentum”).
•On February 4, 2022, Jacobs acquired StreetLight Data, Inc. ("StreetLight"). StreetLight is a pioneer of mobility analytics which uses its data and machine learning resources to shed light on mobility and enable users to solve complex transportation problems.
•On November 19, 2021, Jacobs acquired BlackLynx, Inc. ("BlackLynx"), a provider of high-performance software, to complement Jacobs' portfolio of digital solutions.

•On March 2, 2021, Jacobs completed the strategic investment of a 65% interest in PA Consulting, a UK-based leading innovation and transformation consulting firm.

Share Repurchases
During fiscal 2024, the Company repurchased $402.7 million in shares.
Shareholder Dividends
During fiscal 2024, the Company paid dividends of $0.29 per share in the first, second, third and fourth quarters.

Operating Segments
The services we provided to our markets in fiscal 2024 fall into the following two operating segments: 1) Infrastructure & Advanced Facilities and 2) our majority investment in PA Consulting.
For additional information regarding our segments, including information about our financial results by segment and financial results by geography, see Note 20 - Segment Information of Notes to Consolidated Financial Statements beginning on page F-1 of this Annual Report on Form 10-K.

Infrastructure & Advanced Facilities (I&AF)
In fiscal 2024, Jacobs' Infrastructure & Advanced Facilities line of business provided end-to-end solutions for our clients’ most complex challenges related to climate change, energy transition, connected mobility, buildings and infrastructure, integrated water management and biopharmaceutical manufacturing. In doing so, we combine deep experience in the following end-markets - Critical Infrastructure, Water & Environmental and Life Sciences & Advanced Manufacturing.

Fiscal 2024 I&AF Revenue by End Market

27%
42%
31%
Critical Infrastructure
Water & Environmental
Life Sciences & Advanced Manufacturing

Our core skills revolve around consulting, planning, architecture, design, engineering, infrastructure delivery services including project, program and construction management and long-term operation of facilities. Solutions are delivered as standalone professional service engagements, comprehensive program management partnerships, and selective progressive design-build and construction management at-risk delivery services. Increasingly, we use data science and technology-enabled expertise to deliver positive and enduring outcomes for our clients and communities.

Our clients include national, state and local governments in the U.S., Europe, U.K., Middle East, and Asia Pacific, and multinational and local private sector clients throughout the world.

PA Consulting (PA)
Jacobs invested in a 65% stake in PA Consulting in March 2021, the company that is bringing ingenuity to life. PA Consulting accelerates new growth ideas from concept, through design and development and to commercial success, and revitalizes organizations, building leadership, culture, systems and processes to make innovation a reality. PA Consulting's global team of approximately 4,000, which includes strategists, innovators, designers, consultants, digital experts, scientists, engineers and technologists work across seven sectors: consumer and manufacturing, defense and security, energy and utilities, financial services, government, health and life sciences, and transport to make a positive impact alongside the clients it supports, bringing ingenuity to life.

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

In a fast-moving, complex world, we are deploying the collective strengths of Jacobs and PA Consulting to create significant opportunities for our clients. Alongside Copenhagen Metro – one of the most advanced public transport systems in Europe – we are providing strategic management and technical services to support its operations and maintenance. We’re also supporting the Frederick Douglass Tunnel program, one of the largest national transportation infrastructure investments in the U.S. Drawing on our extensive experience with Louisiana’s critical state infrastructure, we’re developing a comprehensive offshore wind roadmap for the Louisiana Department of Energy and Natural Resources, U.S. that aims to promote the state’s energy independence, diversification and security while developing its workforce and local economy. Supporting the U.K.’s decarbonization and energy security future, we are delivering technical project management support to the U.K. Department for Energy Security & Net Zero’s Carbon Capture, Usage and Storage program, an essential element of the U.K.’s commitment to deliver a net-zero economy by 2050.

Separation of Critical Mission Solutions (CMS) and Cyber & Intelligence (C&I)
On September 27, 2024, Jacobs Solutions Inc. ("Jacobs") completed the previously announced Reverse Morris Trust transaction pursuant to which (i) Jacobs first transferred its Critical Mission Solutions business (“CMS”) and portions of the Divergent Solutions (“DVS”) business (referred to herein as the Cyber & Intelligence business (“C&I”) and together with CMS referred to as the “SpinCo Business”), to Amazon Holdco Inc., a Delaware corporation, which has been renamed Amentum Holdings, Inc. (“SpinCo”) (the “Separation”), (ii) Jacobs then effectuated a spin-off of SpinCo by distributing 124,084,108 shares of SpinCo common stock, par value $0.01 per share (the “SpinCo Common Stock”), by way of a pro rata distribution to its shareholders such that each holder of shares of Jacobs common stock, par value $1.00 per share, (the “Jacobs Common Stock”) was entitled to receive one share of SpinCo Common Stock for each share of Jacobs common stock held as of the record date, September 23, 2024 (the “Distribution”), and (iii) finally, Amentum Parent Holdings LLC merged with and into SpinCo, with SpinCo surviving the merger (the “Merger” and together with the Separation and the Distribution, the “Separation Transaction”). The surviving entity of the Separation Transaction is now an independent public company with common stock listed on the New York Stock Exchange under the symbol “AMTM” (“Amentum”).
As a result of the Separation Transaction, substantially all SpinCo Business-related assets and liabilities have been separated and distributed (the "Disposal Group"). The Company determined that the Disposal Group should be reported as discontinued operations in accordance with ASC 205-20, Discontinued Operations because their disposal represents a strategic shift that had a major effect on operations and financial results. As such, the financial results of the SpinCo Business are reflected in our Consolidated Statements of Earnings as discontinued operations for all periods presented. Additionally, current and non-current assets and liabilities of the Disposal Group are reflected as held for spin in the Consolidated Balance Sheet as of September 29, 2023. Further, as the Separation Transaction closed on September 27, 2024, no amounts remained held for spin at the end of fiscal 2024. See Note 14- Discontinued Operations.

Prior to the Separation Transaction, Jacobs’ Critical Mission Solutions line of business provided a full spectrum of solutions for clients to address evolving challenges like digital transformation and modernization, national security and defense, space exploration, digital asset management, the clean energy transition, and nuclear decommissioning and cleanup. Clients included the U.S. Department of Defense (DoD), the Combatant Commands, the U.S. Intelligence Community, NASA, the U.S. Department of Energy (DoE), EDF Nuclear Generation, the U.K. Ministry of Defence, the U.K. Nuclear Decommissioning Authority (NDA), and the Australian Department of Defence, as well as private sector clients mainly in the aerospace, automotive, motorsports, energy and telecom sectors. Prior to the Separation Transaction, the DVS business unit served as the core foundation for developing and delivering innovative, next-generation cloud, cyber, data and digital technologies. DVS clients included government agencies and commercial clients in the U.S. and international markets. Certain portions of the DVS business were retained and are now part of I&AF.

Significant Customers
The following table sets forth the percentage of total revenues earned directly or indirectly from agencies of the U.S. federal government for each of the last three fiscal years:

2024	2023	2022
10%	9%	8%
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
Contracts
While there is considerable variation in the pricing provisions of the contracts we undertake, our contracts generally fall into two broad categories: cost-reimbursable and fixed-price. The following table sets forth the percentages of total revenues represented by these types of contracts for each of the last three fiscal years:

	2024	2023	2022
Cost-reimbursable	69%	70%	71%
Fixed-price, limited risk	31%	26%	24%
Fixed-price, at risk	—%	4%	5%
In accordance with industry practice, most of our contracts (including those with the U.S. federal government) are subject to termination at the discretion of the client, which is discussed in greater detail in Item 1A - Risk Factors. In such situations, our contracts typically provide for reimbursement of costs incurred and payment of fees earned through the date of termination.
Cost-Reimbursable Contracts
Cost-reimbursable contracts generally provide for reimbursement of costs incurred plus an amount of profit. The profit element may be in the form of a simple mark-up applied to the labor costs incurred or it may be in the form of a fee, or a combination of a mark-up and a fee. The fee element can also take several forms, including 1) a fixed amount, 2) an amount based on a percentage of the costs incurred or 3) an incentive fee based on targets, milestones, or performance factors defined in the contract.
Fixed-Price Contracts
Fixed-price contracts include both “lump sum bid” contracts and “negotiated fixed-price” contracts. Under lump sum bid contracts, we typically bid against competitors based on client-furnished specifications. This type of pricing presents certain inherent risks, including the possibility of ambiguities in the specifications received, problems with new technologies, and economic and other changes that may occur over the contract period. Additionally, it is not unusual for lump sum bid contracts to lead to an adversarial relationship with clients, which is contrary to our relationship-based business model. Accordingly, lump sum bid contracts are not our preferred form of contract. In contrast, under a negotiated fixed-price contract, we are selected as the contractor first and then we negotiate a price with our client and frequently exists in single-responsibility arrangements where we perform some portion of the work before negotiating the total price of the project. Thus, although both types of contracts involve a firm price for the client, the lump sum bid contract provides the greater degree of risk to us in our services contracts as well as construction. However, because of economies that may be realized during the contract term, both negotiated fixed-price and lump sum bid contracts may offer greater profit potential than other types of contracts. The Company carefully manages the risk inherent in these types of contracts. In recent years, most of our fixed-price work has been either negotiated fixed-price contracts or lump sum bid contracts for design and/or project services, rather than turnkey construction.

Competition
We compete with many companies across the world including technology, consulting and engineering firms. Typically, no single company or companies dominate the markets in which we provide services, and often we partner with our competitors or other companies to jointly pursue projects. AECOM, Tetra Tech, WSP, Arcadis, Bechtel, Arup, Mott MacDonald, Stantec, Parsons, Accenture, Schneider Electric, Mace, AtkinsRealis, Altair, Montrose, Capgemini, Fluor, IBM, Infosys, Deloitte, KPMG, PwC, Bain & Company, BCG and McKinsey & Company are some of our competitors. We compete based on the following factors, among others: technical capabilities, reputation for quality, price of services, safety record, availability of qualified personnel, and ability to timely perform work and contract terms.
Our People and Our Culture

Our culture and our people driving it are what truly defines Jacobs. Authentic leadership and a commitment to living our core values every day creates a culture of trust, respect and empowerment across our business to help us deliver the best outcomes for all our stakeholders. Together, we deliver extraordinary solutions for a better tomorrow and live by our employee value statement: "Jacobs. A world where you can." Our strategy further connects our people to our purpose and helps us continue to evolve our culture to support, empower and enable our talent to thrive.

Attracting and Growing our Talent

Jacobs’ success is dependent on our ability to hire, retain, engage and leverage highly qualified employees, across the full spectrum of technical, professional, scientific and consulting disciplines.

As of September 27, 2024, we had a workforce of approximately 45,000 people worldwide, including a contingent workforce of approximately 1,900 people. This represents a decrease of 32% in our total workforce year-over-year - reflecting the spin-off of our Critical Mission Solutions and Cyber & Intelligence government services businesses, where we transitioned approximately a third of our employees to Amentum. Though the separation represented a challenge, we completed the separation while reducing our voluntary employee turnover rate to 9.6% - truly a testament to our strong culture and the commitment of our people. The breakdown of our employees by region is as follows:

5%
Middle East and Africa
20%
Asia Pacific
(incl. India)
51%
Americas
24%
Europe
(incl. UK)

By fostering learning and unlocking career opportunities for our people, we attract and retain the best talent to deliver for our clients and fuel long-term growth for Jacobs. Our employee programs, global learning resources and technology help our people collaborate, grow and develop careers in a supportive, high-performing workplace.

Our unique employee experience platform – e3: engage. excel. elevate. – enables our employees to develop through continuous feedback and celebrations, aligning priorities, learning new skills and increasing knowledge. With more than 32,000 training programs, the e3 Learning platform makes learning and development opportunities easily accessible for our people and we have expanded micro learnings directly into the employee inbox based on their development needs.

Our new Living our Values series is a self-paced, mandatory learning experience on the platform tailored to help our people embody Jacobs' values daily. The modules encompass caring for colleagues, clients and communities while emphasizing our collective responsibility to shape, impact and transform our culture.

As we advance our digital and data solutions to help clients work better and safer, we are empowering our people to improve digital skills and leverage resources. We are developing our proprietary AI tool, Jacobs AI, to make our authoritative knowledge more discoverable and usable for our people to enhance and support daily work. We also launched a new training series on sustainability and resilience – with modules tailored to different business areas, offering practical insights and guidance.

Our global graduate development program and our local apprenticeships equip our next generation of professionals with the skills, networks and knowledge for a successful career at Jacobs. We provide our interns with practical, relevant “real life experience” to help support their professional goals. In fiscal 2024, we welcomed nearly 1,500 graduates, interns and apprentices to our global team.

Our people can pursue different careers and lifelong professional opportunities at Jacobs. We promote agile careers and continuous development for our employees, supporting a variety of different career paths. As an employer of choice for diverse talent, these programs enable us to bring more innovative thought and solutions into our teams to support our clients.

Having established a baseline for our organizational health with a comprehensive Culture Survey in 2021, we conduct shorter, periodic pulse surveys with employees to continually evaluate progress in priority areas and identify new opportunities for growth. We continue to see strong levels of employee engagement throughout our business. In fiscal 2024, we included culture survey questions within our new Living our Values course focused on inclusion and belonging.

We foster and encourage robust mentoring. Employees can request a mentor through e3 in our mentor match programs. In addition, our eight Jacobs Employee Networks (JENs) offer mentoring programs that connect members with leaders who understand the unique challenges of their journeys and provide insight and guidance for those looking to elevate their careers.

Focus on Inclusion and Diversity

We continue to grow and nurture our TogetherBeyond℠ culture, our approach to living inclusion every day and enabling diversity and equity globally. Our focus has always been on “inclusion” first, with one of our four values being “We live inclusion.” By creating a culture of inclusion, diversity follows. Integral to our strategy and how our culture continues to evolve, our TogetherBeyond approach supports a workplace where we embrace different perspectives – our people are more creative and innovative as a result, which benefits our clients. We know that if our people feel connected and valued and that they belong, then there is no limit to who they can be and what we can achieve together. Whether connecting through our eight Jacobs Employee Networks (JENs), one of our 220+ Communities of Practice, or in other ways, our people collaborate and drive pivotal initiatives within Jacobs that create an inclusive workplace for our globally diverse employee population.

We focus on important topics like equality, conscious inclusion and allyship. In addition to providing training and resources, our employee networks and other internal communities foster meaningful conversations on these topics. Our people help attract new talent, shape our recruitment strategies, and improve our science, technology, engineering, arts and math (STEAM) programs and our accessibility practices.

Our employee networks:

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

Tangible leadership commitment and accountability help drive our culture at Jacobs. At fiscal year-end 2024, after giving effect to changes to our Board related to the Separation Transaction, our Board's independent directors were 50% diverse (race and gender), and our Executive Leadership Team was 80% diverse, based on self-reported data.

Each year, our people leaders commit to meaningful inclusion and diversity (I&D) actions. Inclusive behaviors are part of our leaders’ performance reviews, and all leaders at Vice President level and above are encouraged to mentor junior members of staff, including those from diverse backgrounds. This framework supports our essential I&D priorities – such as recruiting and developing veteran talent, ensuring equity for our LGBTQ+ community, and creating an inclusive environment for people living with disabilities. Our female representation at Vice Presidents and above level in fiscal 2024 is 34% and based on merit.

An important component of our priorities is our “Be Seen @ Jacobs” data disclosure campaign which allows employees globally to confidentially and voluntarily report their demographic data. This improves our data reporting, giving us a holistic overview of our workforce and helping us identify and address existing pay gaps or inequities.

As of September 27, 2024, our U.S. employees had the following race and ethnicity demographics based on self-reported data:

Total U.S. diversity (ethnicity & female) was 52% (excludes contingent workers and craft employees).

As of September 27, 2024, our global employees had the following gender demographics based on self-reported data:

In fiscal 2024, our U.S. university hiring demographics show hires of 41% female, 54% male, and 5% undisclosed or non-binary gender, as well as 43% ethnically diverse employees. Overall U.S. hiring at Jacobs is at 40% for ethnically diverse employees (excludes contingent workers and craft employees) in 2024.

We work with small or disadvantaged businesses across the globe, inclusive of minority and veteran-owned businesses.

Our Employees’ Wellbeing and Resilience

We believe in a comprehensive approach to our employees’ resilience that integrates physical, emotional, financial and social wellbeing. Our global wellbeing programs, tools and benefits for our people and their families give them the resources and support they need to be at their best. Origin, our global financial counseling benefit is designed to help our employees manage their finances confidently and be financially resilient. Additionally, our partnership with Carrot brings free fertility healthcare and family-forming benefits for all paths to parenthood and provides support for menopause, low testosterone and more.

In fiscal 2024, we partnered with RethinkCare to provide our people with a free parental success solution and neurodiversity training benefit. We also expanded our flexible working arrangements to ensure our people have the time they need to balance commitments. Furthering our commitment to fostering an inclusive and supportive workplace, we extended the reach of our Disabilities and Reasonable Adjustment policies to better support differently abled individuals to participate fully in their employment.

Organizationally, as global challenges to our security, wellbeing and ability to operate evolve, we stay focused on managing risks effectively and building our resilience by leveraging our Culture of Caring℠ to deliver the best outcomes for our people, the environment and our company. Our BeyondZero® program continues to drive a safer, more secure, healthier, and more resilient future for our people, our communities and the environment. We are proud to have demonstrated safety excellence with another year of zero employee fatalities at work and a total recordable incident rate1 of 0.17, compared to the North American Industry Classification System’s most recently reported2 aggregate rate of 0.6.

We also support the emotional resilience of our people and communities through Jacobs’ "One Million Lives" initiative, where we offer a free, accessible mental health check-in tool and resources enabling users to check their mental health and access proactive strategies for personal mental health development. More than 47,000 OML check-ins have been completed since its launch in December 2020 to fiscal year end 2024. Our e3 Learning platform empowers employees with self-guided learning opportunities in wellbeing and related topics. To support continued mental wellbeing, we have a network of dedicated Positive Mental Health Leads and an employee volunteer community of 1,900 Positive Mental Health Champions, with one in every twenty one employees being an active champion. From early career employees through to senior and executive leaders, these champions promote positive mental health across the organization and are a point of reference for information and resources on where to find mental health support.

Our business continuity program to assure business delivery and resilience continues to demonstrate its effectiveness in an ever-changing operational environment. Jacobs’ Strategic Risk Analysis program identifies, collects and analyzes threat intelligence and provides reporting for effective guidance and operational and strategic business decision-making. Despite numerous climate-related and other global events, Jacobs has successfully maintained business continuity.

Our enhanced Global Travel Assistance program in partnership with our Global Assistance & Response provider, International SOS, helps keep our employees safe and healthy while traveling or on assignment outside their home country.

In the challenging global circumstances, we stay committed to humanitarian efforts that support natural and climate-related disaster recovery and relief campaigns, water security and scarcity, and the impacts of conflicts around the world. Our employees actively support humanitarian relief through Collectively℠, our global giving and volunteering program, which enables them to engage with charities and community organizations aligned with our values and strategic causes. We provide employee benefits for donation matching, grant nominations, paid volunteer time and volunteer rewards.

1 As of October 30, 2024 and recorded in accordance with OSHA record keeping requirements, but subject to change thereafter due to possible injury/illness classification changes. The TRIR calculation uses the US OSHA formula of ‘Number of Incidents x 200,000 / total number of hours worked in a year’. The 200,000 is the benchmark established by OSHA because it represents the total number of hours 100 employees would log in 50 weeks based on a 40-hour work week.
2 Cited on September 27th, 2024 via U.S. Bureau of Labor Statistics - Incidence rates of non-fatal occupational injuries and illnesses by industry and case types, 2023 for NAICS code 54133

Information About Our Executive Officers

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

The following table presents the information required by Paragraph (b) of Item 401 of Regulation S-K.

	Age	Position with the Company	Year Joined the Company
Robert V. Pragada	56	Chair and Chief Executive Officer	2016
Venk Nathamuni	58	Chief Financial Officer	2024
Joanne E. Caruso	64	Executive Vice President, Chief Legal and Administrative Officer	2012
Patrick X. Hill	51	Executive Vice President and President, Global Operations	1998
Shannon Miller	48	Executive Vice President and President, Strategy, Growth and Digital	1998
William B. Allen, Jr.	60	Chief Accounting Officer	2016

All of the officers listed in the preceding table serve in their respective capacities at the pleasure of the Board of Directors of the Company.

Mr. Pragada rejoined the Company in February 2016 after serving as President and Chief Executive Officer of The Brock Group since August 2014. From March 2006 to August 2014 Mr. Pragada served in executive and senior leadership capacities with the Company. Mr. Pragada most recently served as President and Chief Operating Officer, until he succeeded Steve Demetriou as Chief Executive Officer and was elected as a Director of the Company in January 2023. In September 2024, after completion of Separation Transaction, Mr. Pragada assumed the additional position of Chair of the Jacobs Board of Directors.

Mr. Nathamuni joined the Company in June 2024 as Executive Vice President and Chief Financial Officer. Mr. Nathamuni served as Chief Financial Officer at Cirrus Logic Inc. from 2022 to 2024. Prior to that, he served as Head of Corporate Finance, M&A, investor relations and IT for Arista Networks. From 2012 to October 2021, Mr. Nathamuni served in several roles at Maxim Integrated Products, Inc. including most recently as Vice President of M&A and corporate development and head of investor relations. He also held a variety of positions at J.P. Morgan, Synopsys, Synplicity and QuickLogic.

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

Mr. Hill joined the Company through the SKM acquisition, where he started in 1998. Mr. Hill has served in several senior leadership positions crossing multiple sectors and operations throughout Australia, New Zealand, Asia, Europe, the Middle East and the United States. Prior to his appointment as President of the former People & Places Solutions operating segment, Mr. Hill jointly led People & Places Solutions with day-to-day responsibilities for Jacobs' Buildings and Infrastructure global operations outside of North America. In December 2023, Mr. Hill assumed the role of Executive Vice President and President, Global Operations.

Ms. Miller joined the Company in 1998. During her almost 25-year career at Jacobs, Ms. Miller has had a rich and varied global journey in operations, sales and functional roles leading cultural and digital transformation for both the Company and its markets, including technology, resources, infrastructure, pharmaceutical and consumer products. In December 2023, Ms. Miller assumed the role as Executive Vice President and President, Strategy, Growth & Digital. Most recently, Ms. Miller served as Executive Vice President and President of Divergent Solutions and, prior to that, Jacobs’ Chief Growth Officer and lead for Enterprise Risk Management.

Mr. Allen joined the Company in October 2016 after serving as Vice President, Finance and Principal Accounting Officer at LyondellBasell Industries, N.V. from 2013 to 2016. Prior to that, Mr. Allen was with Albemarle Corporation, where he served as Vice President, Corporate Controller and Chief Accounting Officer from 2009 to 2013 after serving in CFO roles for their Catalysts and Fine Chemistry businesses from 2005 to 2009.

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
•The contracts in our backlog may be adjusted, canceled or suspended by our clients and, therefore, our backlog is not necessarily an accurate representation of our future revenues or earnings.
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
•Cybersecurity or privacy breaches, or systems and information technology interruption or failure could adversely impact our ability to operate or expose us to contractual penalties, significant financial losses and/or reputational harm.
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
• Any harm to our reputation or relationships with government agencies could decrease the amount of business that government agencies do with us, which could have a material adverse effect on our business, financial condition and results of operations.
•Our focus on new growth areas entails risks, including those associated with new relationships, clients, talent needs, capabilities, service offerings, and maintaining our collaborative culture and core values.
•If we, or our subsidiaries or companies in which we have made strategic investments, lose, or experience a significant reduction in, business from one or a few large customers, it could have a material adverse impact on us.

Risks Related to International Operations
•Our international operations are exposed to additional risks and uncertainties, including unfavorable political developments and weak foreign economies.
•Foreign exchange risks may affect our ability to realize a profit from certain projects.
•Our global presence could give rise to material fluctuations in our income tax rates.
Risks Related to the Separation Transaction
•We may not achieve some or all of the expected benefits of the Separation Transaction, and the Separation Transaction may adversely impact our business and results of operation.
•The Separation Transaction could result in a significant tax liability if the terms of the private letter ruling are not satisfied.
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
Risks Related to Regulatory Compliance
•Past and future non-financial environmental, health, and safety-related laws and regulations could impose significant additional costs and liabilities.
•If we fail to comply with any governmental requirements, our business may be adversely affected.
•We could be adversely affected by violations of the U.S. Foreign Corrupt Practices Act and similar worldwide anti-bribery laws.
Risks Related to Climate Change and ESG
•Climate change and related environmental issues, including market or regulatory responses to climate change, could have a material adverse impact on our business, financial condition and results of operations.
•We may be unable to achieve our climate commitments and targets.
•Increasing scrutiny and changing and conflicting expectations from governmental organizations, clients, investors, suppliers and partners, communities and our employees with respect to our ESG and diversity and inclusion-related practices may impose additional costs on us or expose us to new or additional risks.
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
Demand for our services is impacted by economic downturns, reductions in private or government spending and times of political uncertainty.
We provide full spectrum technical and professional solutions to clients operating in a number of sectors and industries, including programs for various national, state and local governments, including advanced manufacturing, cities & places, energy, environmental, life sciences, transportation, water and other general industrial and consumer businesses and sectors. These sectors and industries and the resulting demand for our services have been, and we expect will continue to be, subject to significant fluctuations due to a variety of factors beyond our control, including economic conditions and changes in client spending, particularly during periods of economic or political uncertainty. Consequently, our results have varied, and may continue to vary, depending upon the demand for future projects in the markets and the locations in which we operate.
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

Additionally, uncertain economic, socioeconomic and political conditions may make it difficult for our clients, our vendors, and us to accurately forecast and plan future business activities. We cannot predict the outcome of changing trade policies or other unanticipated socioeconomic or political conditions, nor can we predict the timing, strength or duration of any economic recovery or downturn worldwide or in our clients’ markets. In addition, our business has traditionally lagged recoveries in the general economy and, therefore, during any such period we may not recover as quickly as the economy at large. Weak economic conditions could have a material adverse impact on our business, financial condition and results of operations. Furthermore, if a significant portion of our clients or projects are concentrated in a specific geographic area or industry, our business may be disproportionately affected by regional conflicts, negative trends or economic downturns in those specific geographic areas or industries.
Continuing inflation and rising interest rates and/or construction costs could reduce the demand for our services as well as decrease our profit on our existing contracts, in particular with respect to our fixed-price contracts.
Continuing or renewed inflation and rising interest rates and/or construction costs (including supply chain issues) could reduce the demand for our services. In addition, we bear all of the risk of high inflation with respect to those contracts that are fixed-price. Because a significant portion of our revenues are earned from cost-reimbursable type contracts (approximately 69% during fiscal 2024), the effects of inflation on our financial condition and results of operations over the past few years have been generally minor. However, if we continue to experience inflationary pressures, inflation may have a larger impact on our results of operations in the future, particularly if we expand our business into markets and geographic areas where fixed-price and lump-sum work is more prevalent. Therefore, continued or renewed inflation, rising interest rates and/or construction costs and supply chain challenges and/or frustrations could have a material adverse impact on our business, financial condition and results of operations.
Project sites are inherently dangerous workplaces. Failure to maintain safe work sites by us, the owner or others working at the project site can lead to our employees or others becoming injured, disabled or even losing their lives, and exposes us to significant financial losses and reputational harm, as well as civil and criminal liabilities.
Project sites often put our employees and others in close proximity with large pieces of mechanized equipment, moving vehicles, chemical and manufacturing processes and hazardous and highly regulated materials, in a challenging environment and often in geographically remote locations. We may be expressly responsible for safety on some project sites, and, accordingly, we have an obligation to implement effective safety procedures at such sites. The failure by us or others working at such sites to implement safety procedures or the implementation of ineffective procedures, or the failure to implement and follow appropriate safety procedures, subjects our employees and others to the risk of injury, disability or loss of life, and subjects us to risk that the completion or commencement of our projects may be delayed and we may be exposed to litigation or investigations. Unsafe work sites also have the potential to increase employee turnover, increase the cost of a project to our clients and raise our operating and insurance costs.
We are also subject to regulations dealing with occupational health and safety. Although we maintain functional groups whose primary purpose is to ensure we implement effective HSE work procedures throughout our organization, including project sites and maintenance sites, the failure to comply with such regulations could subject us to fines as well as criminal and/or civil liability. In addition, despite the work of our functional groups, we cannot guarantee the safety of our personnel or that there will be no damage to or loss of our work, equipment or supplies.
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
For fiscal 2024, approximately 31.1% of our revenues were earned under fixed-price contracts. Both fixed-price and many cost-reimbursable contracts require us to estimate the total cost of the project in advance of our performance. For fixed-price contracts, we may benefit from any cost-savings, but we bear greater risk of paying some, if not all, of any cost overruns. Fixed-price contracts are established in part on proposed designs, which may be partial or incomplete, cost and scheduling estimates that are based on a number of assumptions, including those about future economic conditions, commodity and other materials pricing and cost and availability of labor (including the cost of any related benefits or entitlements), equipment and materials and other exigencies. Cost overruns can occur, leading to reduced profits or, in some cases, a loss for that project for a variety of reasons, including if the design or the estimates prove inaccurate or if circumstances change due to, among other things, unanticipated technical problems, difficulties in obtaining permits or approvals, changes in local laws or labor conditions, weather, supply chain or other delays beyond our control, changes in the costs of equipment or raw materials, our vendors’ or subcontractors’ inability or failure to perform, or changes in general economic conditions and inflationary pressures. We may present change orders and claims to our clients, subcontractors and vendors for, among other things, additional costs exceeding the original contract price. If we fail to properly document the nature of our claims and change orders or are otherwise unsuccessful in negotiating reasonable settlements with our clients, subcontractors and vendors, we will likely incur cost overruns, reduced profits or, in some cases, could result in a loss for a project. These risks are exacerbated for projects with long-term durations because there is an increased risk that the circumstances on which we based our original estimates will change in a manner that increases costs. The occurrence of significant costs overruns could have a material adverse impact on our business, financial condition and results of operations.
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
The contracts in our backlog may be adjusted, canceled or suspended by our clients and, therefore, our backlog is not necessarily an accurate representation of our future revenues or earnings.
Backlog represents estimates of the total dollar amount of revenues we expect to record in the future as a result of performing work under contracts that have been awarded to us. As of the end of fiscal 2024, our backlog totaled approximately $21.8 billion. There is no assurance that backlog will actually be realized as revenues in the amounts reported or, if realized, will result in profits. In accordance with industry practice, substantially all of our contracts, including our U.S. government work, are subject to cancellation, termination, or suspension at the discretion of the client, and may be subject to changes in the scope of services to be provided, as well as adjustments to the costs relating to the contracts. In the event of a project cancellation, we would generally have no contractual right to the total revenue reflected in our backlog. Projects can remain in backlog for extended periods of time because of the nature of the project and the timing of the particular services required by the project. The risk of contracts in backlog being canceled or suspended generally increases during periods of widespread economic slowdowns or in response to changes in commodity prices.
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
The U.S. federal government represented approximately 10% of our total revenue in fiscal 2024. These contracts, which are an important source of our revenue and profit, are subject to additional risks compared to contracts with private sector clients:
•Some of our contracts are long-term government contracts, which are only funded on an annual basis. In addition, public-supported financing, such as state and local municipal bonds, may be only partially raised at the beginning of a program, with additional funding normally only committed as appropriations are made in each fiscal year. If appropriations for funding are not made in subsequent years of a multiple-year contract, we may not be able to realize all of our anticipated revenue and profits from that project. U.S. government shutdowns or any related under-staffing of the government departments or agencies that interact with our business could result in program cancellations, disruptions and/or stop work orders, could limit the government’s ability to effectively progress programs and make timely payments, and could limit our ability to perform on our existing U.S. government contracts and successfully compete for new work. Governments are typically under no obligation to maintain funding at any specific level, and funds for government programs may even be eliminated. The U.S. government may also shift its spending focus toward areas in which we do not currently provide services.
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
Such events could result in significant professional liability, general liability or product liability and warranty or other claims against us that could be highly publicized and have reputational harm, especially if public safety is impacted. We could also be liable to third parties, including through class actions, even if we are not contractually bound to those third parties. These liabilities could exceed our insurance limits or the fees we generate, may not be covered by insurance at all due to various exclusions in our coverage and could impact our ability to obtain insurance in the future. Further, even where coverage applies, the policies have limits and deductibles or retentions or quota shares, which could result in our assumption of exposure for certain amounts with respect to any claim filed against us. In addition, indemnification from clients or subcontractors may not be available. An uninsured claim, either in part or in whole, as well as any claim covered by insurance but subject to a policy limit, high deductible and/or retention or quota share, if successful and of a material magnitude, could have a material adverse impact on our business, financial condition and results of operations.
The outcome of pending and future claims and litigation could have a material adverse impact on our business, financial condition, and results of operations and damage our reputation.
We are a party to claims and litigation in the normal course of business, including litigation inherited through acquisitions. Since we engage in engineering and construction activities for large facilities and projects where design, construction or systems failures at any such facility or project can result in substantial injury or damage to employees or others, and expose us to substantial claims and litigation and investigations relating to, among other things, personal injury, loss of life, business interruption, property damage, or pollution and environmental damage. We can also be exposed to claims if we agreed that a project will achieve certain performance standards or satisfy certain technical requirements and those standards or requirements are not met. In many of our contracts with clients, subcontractors and vendors, we agree to retain or assume specified liabilities for damages, penalties, losses and other exposures relating to projects that could result in claims that greatly exceed the anticipated profits relating to those contracts. In addition, while clients and subcontractors may agree to indemnify us against certain liabilities, such third parties may refuse or be unable to pay us.
With a workforce of approximately 45,000 people globally, we are also party to labor and employment claims in the normal course of business. Certain of these claims relate to allegations of harassment and discrimination, pay equity, denial of benefits, wage and hour violations, whistleblower protections, concerted protected activity, and other employment protections, and may be pursued on an individual or class action basis depending on applicable laws and regulations. Some of such claims may be insurable, while other such claims may not.
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
Litigation and regulatory proceedings are subject to inherent uncertainties and unfavorable rulings can and do occur. Pending or future claims against us could result in professional liability, criminal liability, professional warranty obligations, default under our credit agreements and other liabilities which, to the extent we are not insured against a loss or our insurer fails to provide coverage, could have a material adverse impact on our business, financial condition, and results of operations and damage our reputation.

Unavailability or cancellation of insurance coverage could increase our overall risk exposure as well as disrupt the management of our business operations.
We maintain insurance coverage from third-party insurers as part of our overall risk management strategy and because some of our contracts require us to maintain specific insurance coverage limits. Catastrophic events, litigation claims, and other market factors can result in decreased coverage limits, coverage that is more limited, increased premium costs or higher deductibles and/or retentions or quota shares. If any of our third-party insurers fail, suddenly cancel our coverage or otherwise are unable to provide us with adequate insurance coverage, then our overall risk exposure and our operational expenses could increase, and the management of our business operations could be disrupted. In addition, there can be no assurance that any of our existing insurance coverage will be renewable upon the expiration of the coverage period or that future coverage will be affordable at the required limits.
We have also elected to retain a portion of losses that may occur through the use of various deductibles, retentions, quota shares and limits under these programs. As a result, we may be subject to future liability for which we are only partially insured, or completely uninsured.
A reduction in the amount of available governmental funding could materially affect our results of operations.
Historically, we have benefited from both domestic and international government investment programs that provide funding for our services, and we expect to continue to benefit from bills such as the Infrastructure Investment and Jobs Act, the CHIPS and Science Act and the Inflation Reduction Act. While spending and stimulus bills are expected to provide funding in many of the markets in which we operate, we may not be able to obtain the expected benefits from these bills or similar bills in the future. In addition, the timing of funding awards under these bills is uncertain. In the United States, the upcoming change in the administration may result in a reduction in the amount of governmental funding available, which could materially affect our results of operations.
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
We are subject to the risk of misconduct, fraud, non-compliance with applicable laws and regulations, or other improper activities by one of our employees, agents or partners, which could have a significant negative impact on our business and reputation. Such misconduct includes the failure to comply with government procurement regulations, regulations regarding the protection of classified information, regulations prohibiting bribery and other corrupt practices, regulations regarding the pricing of labor and other costs in government contracts, regulations on lobbying or similar activities, regulations pertaining to the internal controls over financial and non-financial reporting, regulations pertaining to export control, environmental laws, employee wages, pay and benefits, and any other applicable laws or regulations. For example, we provide services that may be highly sensitive or that relate to critical national security matters; if a security breach were to occur, our ability to procure future government contracts could be severely limited. The precautions we take to prevent and detect these activities may not be effective and we could face unknown risks or losses. Our failure to comply with applicable laws or regulations, or acts of misconduct subjects us to the risk of fines and penalties, cancellation of contracts, loss of security clearance and suspension or debarment from contracting, any of which could damage our reputation, weaken our ability to win contracts and result in reduced revenues and profits and could have a material adverse impact on our business, financial condition and results of operations.
Cybersecurity or privacy breaches, or systems and information technology interruption or failure could adversely impact our ability to operate or expose us to contractual penalties, significant financial losses and/or reputational harm.
We are subject to certain risks related to cyber-attacks, other interruptions, or errors and delays in our information technology systems. In the event we experience a cyber event that results in the theft of data or compromises operations, or we otherwise are unable to maintain or improve the efficiency and efficacy of our systems, the operation of such systems could result in the material loss, corruption, or release of data. In addition, our computer and communication systems and operations could be damaged or interrupted by natural disasters, force majeure events, telecommunications failures, power loss, acts of war or terrorism, computer viruses, malicious code, physical or electronic security breaches, intentional or inadvertent user misuse or error or similar events, cyber-attacks or disruptions. Any of these or other events could have a material adverse impact on our business, financial condition, protection of personal data and intellectual property and results of operations, as well as those of our clients.

As a provider of information technology services operating in multiple regulated industries and geographies and a government contractor, we and our service providers, suppliers and subcontractors collect, store, transmit and otherwise process personal, confidential, proprietary and sensitive information, including classified information. As a result, our information technology systems, including those provided by third-party cloud providers or other infrastructure-as-a-service providers, ,which have grown over time, including through acquisitions, have, and will continue to experience threats and cyber-attacks, including unauthorized access, computer hackers, computer viruses, malicious code, ransomware, phishing and other security breaches, problems and system disruptions, including unauthorized access to and disclosure of our and our clients’ proprietary, classified or other protected information. We are also subject to social engineering attacks which have caused, and may also seek to cause in the future, payments due to or from us to be misdirected to fraudulent accounts, which may not be recoverable by us.

While we have security measures and technology in place designed to protect our and our clients’ proprietary, classified and other protected information, there can be no assurance that our efforts will prevent all threats to our computer systems. The U.S. federal government has continued to raise concerns about the potential for cyber-attacks generally as a result of heightened geopolitical tension and conflicts, including the Russia-Ukraine and Israel-Hamas conflicts and the escalating tensions in the Middle East, among others. In addition, the rapid evolution and increased adoption of artificial intelligence technologies may intensify our cybersecurity risks (e.g., AI used to develop malicious code and sophisticated phishing attempts). Because the techniques used to obtain unauthorized access or sabotage systems change frequently, cyber attacks continue to become more sophisticated and generally are not identified until they are launched against a target. As such, we may be unable to anticipate these techniques or to implement adequate preventative measures. As a result, we may be required to expend significant resources to protect against the threat of system disruptions and security breaches or to alleviate problems caused by these disruptions and breaches. Any of these events could damage our reputation, result in significant business interruption, cause us to incur significant liability and have a material adverse effect on our business, financial condition and results of operations.

We continuously evaluate the need to upgrade and/or replace our systems and network infrastructure to protect our computing environment and information technology systems, to stay current on vendor supported products and to improve the efficiency of our systems and for other business reasons, including due to the rapid evolution and increased adoption of artificial intelligence and machine learning technologies and especially as we continue to operate under a hybrid working model under which employees can work and access the Company’s technology infrastructure remotely. The implementation of new systems and information technology could adversely impact our operations by imposing substantial capital expenditures, demands on management time and risks of delays or difficulties in transitioning to new systems. In addition, our systems implementations may not result in productivity improvements at the levels anticipated. Systems implementation disruption and any other information technology disruption, if not anticipated and appropriately mitigated, could have a material adverse effect on our business. Furthermore, as cybersecurity threats rapidly evolve in sophistication and become more prevalent globally, the associated risks described above may increase. Given that the techniques used in cyberattacks change frequently and may be difficult to detect for periods of time, we may face difficulties in anticipating and implementing adequate preventative measures or mitigating harms after such an attack. In addition, laws, regulations, government guidance, and industry standards and practices in the United States and elsewhere are rapidly evolving to combat these threats. We may face increased compliance burdens regarding such requirements with regulators and also incur additional costs for oversight and monitoring of our own systems.
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
Our technology and intellectual property provide us, in certain instances, with a competitive advantage. Although we seek to protect our intellectual property through registration, enforcement, licensing, contractual arrangements, security controls and similar mechanisms, we may not be able to successfully preserve our rights and they could lapse, expire or be invalidated, narrowed in scope, circumvented, challenged or become obsolete. Trade secrets are generally difficult to protect. We implement technical and administrative measures to protect our confidential information and trade secrets, including by requiring our employees and contractors be subject to confidentiality and invention assignment obligations, but such measures may be inadequate to deter or prevent misappropriation of our confidential information or otherwise protect our intellectual property. In addition, the laws of some foreign countries in which we operate do not protect intellectual property rights to the same extent as the laws in the U.S. If we are unable to enforce, protect and maintain our intellectual property rights or if there are any successful intellectual property challenges or infringement proceedings against our intellectual property or us, our ability to differentiate our service offerings could be reduced. Litigation to enforce our intellectual property against third parties, to defend against third-party claims of intellectual property infringement, or to determine or challenge the scope, validity or enforceability of intellectual property rights, even if we ultimately prevail, could be costly and could divert our leadership’s attention away from other aspects of our business.
We also hold licenses to third-party technology or intellectual property, which may be utilized in our business operations. If we are no longer able to license such technology or intellectual property on commercially reasonable terms or otherwise, our business and financial performance could be adversely affected.
We may use third-party open source software in our products. Some open source licenses, such as “copyleft” open source licenses, require end-users who distribute software and services that include open source software to also make available all or part of such software’s source code. If our activities were determined to be non-compliant with the terms of any applicable “copyleft” open source licenses, we may be required to publicly release all or part of our proprietary source code for limited or no cost and our business and financial performance could be adversely affected.

If our intellectual property rights or work processes become obsolete, we may not be able to differentiate our service offerings and some of our competitors may be able to offer more attractive services to our customers. Our competitors may independently attempt to develop or obtain access to technologies that are similar or superior to our technologies.
We will also need to continue to respond to and anticipate changes resulting from artificial intelligence and other similarly disruptive technologies. If we are not successful in preserving and protecting our intellectual property rights and licenses, including trade secrets, or in staying ahead of developing artificial intelligence technologies, our business, financial condition and results of operations could be materially adversely affected.
Our clients or other third parties may also provide us with their proprietary technology and intellectual property. There is a risk we may not sufficiently protect our or their information from improper use or dissemination and, as a result, could be subject to claims and litigation and resulting liabilities, loss of contracts or other consequences that could have a material adverse impact on our business, financial condition and results of operations.

Government authorities may obtain certain information related to, or rights in or to the intellectual property in, our products or services. This may allow government authorities to disclose such information or license such intellectual property to third parties, including our competitors, which could have a material adverse impact on our business, financial condition and results of operations.
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
•Valuation of stock-based compensation;
•The determination of liabilities under pension and other post retirement benefit programs; and
•Income tax provisions and related valuation allowances.
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
Our benefit plan expenses and obligations may fluctuate depending on various factors, including inflation, changes in levels of interest rates, changes in regulations and pension plan asset performance.
We have various employee benefit plan obligations that require us to make contributions to satisfy, over time, our underfunded benefit obligations, which are generally determined by calculating the projected benefit obligations minus the fair value of plan assets. For example, as of September 27, 2024 and September 29, 2023, our defined benefit pension and post retirement benefit plans were underfunded by $82.2 million and $61.5 million, respectively, not including U.S. multiemployer pension plans. See Note 13- Pension and Other Post Retirement Benefit Plans in the Notes to Consolidated Financial Statements beginning on page F-1 of this Annual Report on Form 10-K for additional disclosure. We may have to contribute additional cash to meet any underfunded benefit obligations associated with retirement and post retirement benefit plans we manage or for which we have contribution or funding obligations (e.g., multiemployer pension plans). If we are required to contribute a significant amount of the deficit for underfunded benefit plans, our cash flows could be materially and adversely affected.
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

We also continue to monitor changes in global pension regulations, as the complexity of pension laws in the jurisdictions where we sponsor plans (for example in the UK and as highlighted by the recent Virgin Media case) can present financial risks in the event of non-compliance.
Our businesses could be materially and adversely affected by events outside of our control.
Extraordinary or force majeure events beyond our control, such as natural or human caused disasters and geopolitical conflicts, could negatively impact our ability to operate. As an example, from time to time we face unexpected severe weather conditions that may result in weather-related delays that are not always reimbursable under a fixed-price contract; evacuation of personnel and curtailment of services; increased labor and material costs in areas resulting from weather-related damage and subsequent increased demand for labor and materials for repairing and rebuilding; inability to deliver materials, equipment and personnel to work locations in accordance with contract schedules; and loss of productivity.
When making contract proposals, we rely heavily on our estimates of costs and timing to complete the associated projects, as well as assumptions regarding technical issues. However, we may remain obligated to perform our services after any natural or human caused event, unless a force majeure clause or other contractual provision provides us with relief from our contractual obligations. Our profitability may be adversely affected when we incur contract costs that we cannot bill to our customers. If we are not able to react quickly to such events, or if a high concentration of our projects is in a specific geographic region that suffers from a natural or human caused catastrophe, our operations may be significantly affected, which could have a material adverse impact on our operations. In addition, if we cannot complete our contracts on time, we may be subject to potential liability claims by our clients which may reduce our profits.
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
As many of our employees work remotely, we must continue to adopt techniques and tools to effectively train and integrate new hires and preserve our culture. Failure to effectively train our employees could create challenges for us in maintaining high levels of employee awareness of, and compliance with, our internal procedures and external regulatory compliance requirements, in addition to increasing our recruiting, training and supervisory costs, while failure to preserve our culture for any reason could harm our future success, including our ability to retain and recruit personnel, innovate and operate effectively and execute on our business strategy.

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
Our professional reputation and relationships with government agencies are critical to our business, and any harm to our reputation or relationships with government agencies could decrease the amount of business that governments do with us, which could have a material adverse effect on our business, financial condition and results of operations.
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
We are focused on growing our presence in our addressable markets by: expanding our relationships with existing clients, developing new clients by leveraging our core competencies, further developing our existing capabilities and service offerings, creating new capabilities and solutions offerings to address our clients' emerging needs, and undertaking business development efforts focused on identifying near-term developments and long-term trends that may pose significant challenges for our clients. These efforts entail inherent risks associated with innovation and competition from other participants in those areas, potential failure to help our clients respond to the challenges they face, our ability to comply with uncertain evolving legal standards applicable to certain of our offerings, including those in the cybersecurity area, and, with respect to potential international growth, risks associated with operating in foreign jurisdictions, such as compliance with applicable foreign and U.S. laws and regulations that may impose different and, occasionally, conflicting or contradictory requirements, and the economic, legal, and political conditions in the foreign jurisdictions in which we operate. As we work to develop new relationships, clients, capabilities, and service and product offerings, these efforts could harm our results of operations due to, among other things, a diversion of our focus and resources and actual costs, opportunity costs of pursuing these opportunities in lieu of others and a failure to reach a profitable return on our investments in new technologies, capabilities, and businesses, including expenses on research and development investments, and these efforts could ultimately be unsuccessful.
The needs of our customers change and evolve regularly. Our success depends upon our ability to identify emerging technological trends; develop technologically advanced, innovative, and cost-effective products and services; and market these products and services to our customers. For example, one of our business strategies is to invest in, develop and promote innovative climate response technologies and solutions in order to meet the demands of our public and private sector clients. A misalignment between the technologies and solutions we identify to invest in, develop and promote and our clients’ needs may adversely impact our results of operations and reputation. Although we have strategies to mitigate this risk, we cannot assure you that we will identify the most effective technologies and solutions to invest in, promote or develop. Additionally, as we diversify and expand our product offerings, there is also an increased risk that one or more of our product offerings could fail to meet specifications in a particular application or could be perceived by our customers to contain defects, which could result in our being liable for damages and losses that arise from such products. Products with defects, or which are otherwise incompatible with intended end uses, may also result in us having to recall such products, or provide additional services under the product warranty, which may impact our profitability. A failure of our products and solutions to meet specifications may materially adversely affect our business, results of operations, or financial condition.
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
If we, or any of our subsidiaries or companies in which we have made strategic investments, lose, or experience a significant reduction in, business from one or a few large customers, it could have a material adverse impact on us.
A few clients have in the past, and may in the future, account for a significant portion of our revenue and/or backlog, or the revenue and/or backlog for our subsidiaries or companies in which we have made strategic investments, in any one year or over a period of several consecutive years. For example, in fiscal 2024, 2023 and 2022, approximately 10%, 9% and 8%, respectively, of our revenue was earned directly or indirectly from agencies of the U.S. federal government. Although we have long-standing relationships with many of our significant clients, our clients may unilaterally reduce, delay or cancel their contracts at any time. If we, or any of our subsidiaries or companies in which we have made strategic investments, lose, or experience a significant reduction in business from a significant client could have a material adverse impact on our business, financial condition, and results of operations.
We may use artificial intelligence, machine learning, data science and similar technologies in our business, and challenges with properly managing such technologies could result in reputational harm, competitive harm, and legal liability, and adversely affect our business, financial condition and results of operations.
Artificial intelligence, machine learning, data science and similar technologies (collectively, “AI”), including third-party AI tools, may be enabled by, or integrated into some of our business and solutions. As with many developing technologies, AI presents risks and challenges that could affect its further development, adoption, and use, and therefore our business. AI algorithms may be flawed or biased. Datasets used to train or develop AI systems may be insufficient, of inferior quality, or contain biased information. Additionally, the laws and regulations concerning the use of AI continue to evolve. If the use or integration of AI systems, or the outputs generated by such systems, were determined to be non-compliant (e.g., in relation to intellectual property or data privacy rights), this may result in liability, including legal liability, or adversely affect our business, reputation, brand, financial condition and results of operations. It is possible that emerging regulations may limit or block the use of AI in our business and solutions or otherwise impose other restrictions that may affect or impair the usability or efficiency of our business or services for an extended period of time or indefinitely. Our competitors or other third parties may incorporate AI into their product development, product offerings, technology and infrastructure products more quickly or more successfully than us, which could impair our ability to compete effectively and adversely affect our business, financial condition and results of operations.

We maintain our cash at financial institutions, often in balances that exceed federally insured limits.
The majority of our cash is held in accounts at U.S. banking institutions that we believe are of high quality. Cash held in depository accounts may at times exceed the $250,000 Federal Deposit Insurance Corporation insurance limits. If such banking institutions were to fail, we could lose all or a portion of those amounts held in excess of such insurance limitations. Any material loss that we may experience in the future could have a material adverse effect on our financial position and could materially impact our ability to pay our operational expenses or make other payments. Banking institution failures, or changes in legislation and regulation, may adversely impact other entities that would, in turn, impact us. If our clients, suppliers, insurers, joint venture partners, sureties, or other parties with whom we do business with are affected by issues in the banking industry it may have an adverse impact on our operational and financial performance.
Risks Related to International Operations
Our international operations are exposed to additional risks and uncertainties, including unfavorable political developments and weak foreign economies.
For fiscal 2024, approximately 31% of our revenue was earned from clients outside the U.S. Our business is dependent on the continued success of our international operations, and we expect our international operations to continue to account for a significant portion of our total revenues. Our international operations are subject to a variety of risks, including:
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
The lack of a well-developed legal system in some of these countries may make it difficult to enforce our contractual rights. In addition, military action, geopolitical shifts or continued unrest, particularly in the Middle East, could disrupt our operations in the region and elsewhere and may also impact the supply or pricing of oil, increase our security costs and cost of compliance with local laws, and present risks to our reputation. Additionally, recent events, including changes in U.S. trade policies and responsive changes in policy by foreign jurisdictions and similar geopolitical tensions and conflicts, including the Russia-Ukraine and Israel-Hamas conflicts, escalating tensions in the Middle East, increasing tensions between the U.S. and China and uncertainty in the E.U., Asia and elsewhere, have increased levels of political and economic unpredictability globally, and may increase the volatility of global financial markets and the global and regional economies.
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
Changes in domestic and foreign governmental laws, regulations and policies, changes in statutory tax rates and laws, and unanticipated outcomes with respect to tax audits could adversely affect our business, profitability and reputation.
Our domestic and international sales and operations are subject to risks associated with changes in laws, regulations and policies (including environmental and employment requirements, export/import laws, tax policies, integrated financial/non-financial reporting requirements such as the Corporate Sustainability Reporting Directive and the Corporate Sustainability Due Diligence Directive in the European Union and other similar legal requirements). Failure to comply with any of the foregoing laws, regulations and policies could result in civil and criminal, monetary and non-monetary penalties, as well as damage to our reputation. In addition, our costs of complying with new and evolving regulatory reporting requirements and current or future laws, including environmental protection, employment, data security, data privacy and health and safety laws, may exceed our estimates. While these risks or the impact of these risks are difficult to predict, any one or more of them could adversely affect our business, results of operations and reputation.
We are subject to taxation in a number of jurisdictions. Accordingly, our effective tax rate is impacted by changes in the mix among earnings in countries with differing statutory tax rates. A material change in the statutory tax rate or interpretation of local law in a jurisdiction in which we have significant operations could adversely impact our effective tax rate and impact our financial results.
Our tax returns are subject to audit and taxing authorities could challenge our operating structure, taxable presence, application of treaty benefits or transfer pricing policies. If changes in statutory tax rates or laws or audits result in assessments different from amounts estimated, our business, results of operations and financial condition could be adversely affected. In addition, changes in tax laws could have an adverse effect on our customers, resulting in lower demand for our products and services.
Foreign exchange risks may affect our ability to realize a profit from certain projects.
We are a global professional services company, with our international operations accounting for approximately 31% of our annual revenue in fiscal 2024. Fluctuations in exchange rates for foreign currencies have reduced, and could continue to reduce, the U.S. dollar value of sales, earnings and cash flows we receive from non-U.S. markets, negatively impact our competitiveness in those markets or otherwise adversely impact our business results, reported financial condition and the U.S. dollar value of our backlog. Our reported financial condition and results of operations are exposed to the effects (both positive and negative) that fluctuating exchange rates have on the process of translating the financial statements of our international operations, which are denominated in currencies other than the U.S. dollar, into the U.S. dollar.

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
Risks Related to the Separation Transaction
We may not achieve some or all of the expected benefits of the Separation Transaction, including with respect to our remaining ownership interest.
On September 27, 2024, we completed the separation of our Critical Mission Services business and a portion of our Divergent Solutions business (the “Separated Business”) in the Separation Transaction. We have expended significant management time and resources in connection with the Separation Transaction and may incur significant additional expenses and challenges in connection with the Separation Transaction. Although we believe that the Separation Transaction will enhance our long-term value by allowing us to dedicate financial and human capital resources to pursue appropriate growth opportunities and execute our strategic plan, we may not be able to achieve some or all of the anticipated benefits from the separation of our businesses, and the Separation Transaction may adversely affect our business. The Separation Transaction resulted in two independent, publicly traded companies, each of which is now a smaller, less diversified and more narrowly focused business than before the Separation Transaction, which makes us more vulnerable to changing market and economic conditions. Additionally, a potential loss of synergies from the Separation Transaction could negatively impact our results of operations, financial condition and cash flows.

Additionally, any contractual arrangements between us and the Separated Business may be on less favorable terms than the prior intercompany arrangements from which we previously benefited, may not efficiently mitigate dis-synergies arising from the Separation Transaction, and may be inadequate to provide for the ongoing operation and growth of our business, preserve continuity for clients, deliver key capabilities or otherwise provide for continued cooperation in relevant business areas. If we fail to achieve some or all of the benefits that we expect to achieve as a result of the Separation Transaction, or do not achieve them in the time we expect, our results of operations and financial condition could be materially adversely affected.

As a result of the Separation Transaction, we hold 7.5% of the issued and outstanding shares of common stock of Amentum. An additional amount of approximately 4.5% of the issued and outstanding common stock of Amentum (the "contingent consideration") has been placed in escrow, to be released and delivered in the future to us and our shareholders or the former sole equity holder of Amentum, depending on the achievement of certain operating profit targets by the Separated Business. To the extent Jacobs and shareholders become entitled to any portion of the contingent consideration, the first 0.5% of the outstanding shares of Amentum will be released from escrow and delivered to us. Any further contingent consideration to which we and our shareholders may become entitled will be distributed on a pro rata basis to shareholders as of a record date to be determined in the future. Any shares of contingent consideration to which we and our shareholders do not become entitled to receive will be delivered to the former equity holder of Amentum.

We cannot predict the trading price of shares of Amentum’s common stock and the market value of the Amentum shares are subject to market volatility and other factors outside of our control. We intend to divest our ownership interest in Amentum within 12 months of the distribution, but there can be no assurance regarding the ultimate timing of such divestiture. Unanticipated developments could delay, prevent or otherwise adversely affect the divestiture, including but not limited to financial market conditions.
Amentum may fail to perform under various transaction agreements that were executed as part of the Separation Transaction.
In connection with the Separation Transaction, we and Amentum entered into various transaction agreements, including a transition services agreement and project services agreement. These agreements provide for the performance of certain services by us or Amentum for our benefit of the other party for a period of time after the separation. We rely on Amentum to satisfy its performance obligations under these agreements. If Amentum is unable or unwilling to satisfy its obligations under these agreements, including indemnification obligations, our business, results of operations and financial condition could be adversely affected.
The Separation Transaction could result in a significant tax liability if the terms of the private letter ruling are not satisfied.
In connection with the Separation Transaction, we received a private letter ruling from the Internal Revenue Service (the “IRS”) stating that the distribution qualified for tax-free treatment under the Internal Revenue Code of 1986, as amended (the “Code”). Notwithstanding the private letter ruling and the opinions of tax advisors received prior to the distribution, if the IRS determines that factual representations or assumptions made in the letter ruling request are untrue or incomplete in any material respect or if undertakings made to the IRS in connection with the letter ruling request are or have been violated, then we will not be able to rely on the IRS ruling and the potential resulting tax liability to us and our shareholders could be substantial.
In general, if the distribution and certain related transactions were determined not to qualify as transactions described in Sections 355 and 368(a)(1)(D) of the Code at a point in the future, for U.S. federal income tax purposes, each of our shareholders who received Amentum common stock in the distribution would be treated as receiving a taxable distribution, and we generally would recognize taxable gain with respect to the transfer of Amentum common stock in the distribution, which could result in a significant tax to us. Additionally, if one or more persons acquire a 50% or greater interest (measured by vote or value) in the stock of Jacobs or Amentum, directly or indirectly, as part of a plan or series of related transactions that includes the distribution, then, even if the distribution otherwise qualifies as a transaction described in Section 355 of the Code, the distribution may result in a tax liability to us (but not to our shareholders). For purposes of Section 355(e) of the Code, any acquisitions of Jacobs or Amentum stock, directly or indirectly, within the period beginning two years before the distribution and ending two years after the distribution are generally presumed to be part of such a plan, although we may, depending on the facts and circumstances, be able to rebut that presumption.

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
Because we have grown in part through acquisitions, goodwill and intangible assets represent a substantial portion of our assets. As of September 27, 2024, we had $4.79 billion of goodwill, representing 40.7% of our total assets of $11.8 billion. Under U.S. GAAP, we are required to test goodwill carried in our Consolidated Balance Sheets for possible impairment on an annual basis, and whenever events occur, or circumstances change, that indicate impairments could exist, based upon a fair value approach. We also assess the recoverability of the unamortized balance of our intangible assets when indications of impairment are present based on expected future probability and undiscounted expected cash flows and their contribution to our overall operations. We have chosen to perform our annual impairment reviews of goodwill at the beginning of the fiscal fourth quarter.
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
Our business strategy involves growth through, among other things, the acquisition of, and strategic investments in, other companies, such as our acquisitions of CH2M, BlackLynx and StreetLight and our strategic investment in PA Consulting. These transactions, as well as transactions we may engage in in the future, present a number of risks, including:

•Assumption of liabilities of an acquired business, including liabilities that were unknown at the time the transaction was negotiated, such as if the target company failed to comply with U.S. federal, state, local and foreign laws and regulations and/or contractual requirements with clients;
•Valuation methodologies may not accurately capture the value of the target company's business;
•Failure to realize anticipated benefits, such as cost savings, synergies, business opportunities and growth opportunities within the anticipated timeframe or at all;
•The loss of key customers or suppliers, including as a result of any actual or perceived conflicts of interest;
•Difficulties or delays in obtaining regulatory approvals, licenses and permits;
•Difficulties relating to combining previously separate entities into a single, integrated, and efficient business;
•For strategic investments in which we do not acquire 100% of the target company, the other equity holders may have various governance rights and minority protections, including consent rights over certain actions taken by the company, and these may result in additional costs, including from continuing to operate the target company on a standalone basis;
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
•Increased financial and accounting challenges and complexities in areas such as tax planning, treasury management, financial and non-financial (e.g., climate-related) reporting and internal controls;
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
Consummation of any merger, strategic investment or divestiture is subject to the satisfaction of customary conditions, including one or more of the following: (i) due diligence and its associated time and cost commitments, (ii)

board and shareholder approval, (iii) regulatory approvals, (iv) the absence of any legal restraint that would prevent the consummation of the transaction, (v) the absence of material adverse conditions which can prevent the consummation of the transaction, and (vi) compliance with covenants and the accuracy of representations and warranties contained in the transaction agreement, among others. One or more of these conditions may not be fulfilled and, accordingly, the transaction may not be consummated or may be significantly delayed. In such case, our ongoing business, financial condition and results of operations may be materially adversely affected, and the market price of our common stock may decline, particularly to the extent that the market price reflects a market assumption that the transaction will be consummated or will be consummated within a particular timeframe.
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
In most cases, the companies in which we make investments will have indebtedness or equity securities or may be permitted to incur indebtedness or to issue equity securities, which rank senior to our investment. We also may make investments in early-stage companies that depend on venture funding and are not profitable. In the event of insolvency, liquidation, dissolution, reorganization or bankruptcy of a company in which an investment is made, holders of debt instruments and securities ranking senior to our investment would typically be entitled to receive payment in full before distributions could be made in respect of our investment.
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
Risks Related to Regulatory Compliance
Past and future non-financial environmental, health, and safety-related laws and regulations could impose significant additional costs and liabilities.
We are subject to a variety of environmental, health, and safety-related laws and regulations governing, among other things, discharges to air and water, the handling, storage and disposal of hazardous or waste materials and the remediation of contamination associated with the releases of hazardous substances, and human health and safety. These laws and regulations and the risk of attendant litigation can cause significant delays to a project and add significantly to its cost. Violations of these regulations could subject us and our management to civil and criminal penalties and other liabilities.

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
We are subject to U.S. federal, state, local and foreign laws and regulations that affect our business, including data privacy and security, employment and labor relations, immigration, taxation, anti-corruption, anti-bribery, import-export controls, trade restrictions, internal and disclosure control obligations, securities regulation and anti-competition. For example, our global operations require importing and exporting goods and technology across international borders which requires compliance with all export and import laws and regulations. Although we have policies and procedures to comply with U.S. and foreign international trade laws, the violation of such laws could subject the Company and its employees to civil or criminal penalties, including substantial monetary fines, or other adverse actions including denial of import or export privileges or debarment from participation in U.S. government contracts, and could damage our reputation and our ability to do business.
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
Risks Related to Climate Change and ESG
Climate change and related environmental issues could have a material adverse impact on our business, financial condition and results of operations.

Climate change related events, such as increased frequency and severity of storms, floods, wildfires, droughts, hurricanes, freezing conditions, and other natural disasters, may have both immediate and long-term impacts on our business, financial condition and results of operations. While we seek to mitigate our business risks associated with climate change, we recognize that there are inherent climate related risks regardless of where we conduct our business. For example, a catastrophic natural disaster could negatively impact any of our office locations and the locations of our customers. Access to clean water and reliable energy in the communities where we conduct our business is critical to our operations. Accordingly, a natural disaster has the potential to disrupt our and our customers’ businesses and may cause us to experience work stoppages, project delays, financial losses and additional costs to resume operations, including increased insurance costs or loss of coverage, legal liability and reputational losses.
Further, the risks caused by climate change span across the full spectrum of the markets we serve. Our end-to-end services span advanced manufacturing, cities & places, energy, environmental, life sciences, transportation and water. The direct physical risks that climate change poses to infrastructure through chronic environmental changes, such as rising sea levels and temperatures, and acute events, such as hurricanes, droughts and wildfires, is common to each of these markets. Infrastructure owners could face increased costs to maintain their assets, which could result in reduced profitability and fewer resources for strategic investment. These types of physical risks could in turn lead to transitional risks (i.e., the degree to which society responds to the threat of climate change), such as market and technology shifts, including decreased demand for our services and solutions, reputational risks, such as how our values and practices regarding a low carbon transition are viewed by external and internal stakeholders, and policy and legal risks, such as the extent to which low carbon transitions are driven by the governments of the jurisdictions in which we operate around the globe, all of which could have a material adverse impact on our business, financial condition and results of operations.
We may be affected by market or regulatory responses to climate change.
Growing public concern about climate change has resulted in the increased focus of local, state, regional, national and international regulatory bodies on greenhouse gas ("GHG") emissions and climate change issues. Governmental policies designed to address climate change could increase the costs of projects for our clients or, in some cases, prevent a project from going forward, thereby potentially reducing the need for our services, which would in turn have a material adverse impact on our business, financial condition and results of operations. Further, climate legislation across all geographies poses a similar risk to us and our clients as we operate globally. However, further policy changes and climate legislation could also increase the overall demand for our services as our clients and partners work to comply with such policies, such as by decarbonizing their industries, transitioning from fossil fuels to renewable energy sources and developing integrated and sustainable solutions, which could have a positive impact on our business. We cannot predict when or whether any of these various proposals may be enacted or what their effect will be on us or on our customers.
We may also incur additional expenses as a result of U.S. and international regulators requiring additional disclosures regarding GHG emissions, and broader ESG-related factors. Compliance with such regulation and the associated potential cost is complicated by the fact that various countries and regions are following different approaches to the regulation of both climate change and these broader matters.
We may be unable to achieve our climate commitments and targets.
At Jacobs, we have committed to do our part to help solve the climate crisis by setting ambitious climate commitments and targets, including our goals to remain carbon neutral for our operations and business travel and reach net-zero for our entire value chain by 2040. However, achievement of our climate commitments and targets is subject to risks and uncertainties, many of which are outside of our control. These risks and uncertainties include, but are not limited to: our ability to execute our operational strategies and achieve our goals within the currently projected costs and the expected timeframes; the availability and cost of alternative fuels, global electrical charging infrastructure, off-site renewable energy and other materials and components; unforeseen design, operational and technological difficulties; the outcome of research efforts and future technology developments, including the ability to scale projects and technologies on a commercially competitive basis such as carbon sequestration and/or other related processes; compliance with, and changes or additions to, global and regional regulations, taxes, charges, mandates or requirements relating to GHG emissions, carbon costs or climate-related goals; labor-related regulations and requirements that restrict or prohibit our ability to impose requirements on third party contractors; adapting products to customer preferences and customer acceptance of sustainable supply chain solutions; the actions of competitors and competitive pressures and an acquisition of or merger with another company that has not adopted similar carbon goals or whose progress toward reaching its carbon goals is not as advanced as ours. Accordingly, there is no assurance that we will be able to successfully execute our operational strategies and achieve our climate commitments and targets.

While our climate commitments and targets are ambitious, we believe that they are realistic and achievable. We have also developed a roadmap for implementation of our carbon reduction goals and our global emissions reduction trajectory suggests that we continue on a pathway to meet our targets. However, we also recognize that some of our emission reductions over the past few years may have been primarily the result of the global COVID-19 pandemic. Our roadmap recognizes these anomalies, and we are putting measures in place to establish a going-forward trajectory to attain our commitments. However, we cannot guarantee that such measures will be successful. Failure to achieve our climate commitments and targets could damage our reputation and our customer and other stakeholder relationships. If we are unable to meet our climate commitments and targets and appropriately address sustainability enhancement, we may lose investors, customers, or partners, our stock price may be negatively impacted, our reputation may be negatively affected, and it may be more difficult for us to compete effectively, all of which would have an adverse effect on our business, results of operations and financial condition.
Increasing scrutiny and changing and conflicting expectations from governmental organizations, clients, investors, suppliers and partners, communities and our employees with respect to our ESG and diversity and inclusion-related practices may impose additional costs on us or expose us to new or additional risks.
There is increased scrutiny from governmental organizations, clients, and employees on companies’ environmental, social, and governance (“ESG”) practices and disclosures, including with respect to inclusion and diversity. If our ESG practices, including our goals for inclusion and diversity, do not meet evolving rules and regulations or stakeholder expectations and standards (or if we are viewed negatively based on positions we do or do not take or work we do or do not perform or cannot publicly disclose for certain clients and industries), then our reputation, our ability to attract or retain leading experts, employees and other professionals and our ability to attract new business and clients could be negatively impacted, as could our attractiveness as an investment, service provider, employer, or business partner. Similarly, any failure or perceived failure in our efforts to execute our ESG strategy or our diversity and inclusion strategy and achieve our current or future related goals, targets, and objectives, or to satisfy various reporting standards within the timelines expected by stakeholders or at all, could also result in similar negative impacts. Organizations that provide information to investors on corporate governance and related matters have developed rating processes for evaluating companies on their approach to ESG matters, and unfavorable ratings of our ESG efforts may lead to negative investor sentiment, diversion of investment to other companies, and difficulty in hiring skilled employees. In addition, complying or failing to comply with existing or future federal, state, local, and foreign legislation and regulations applicable to our ESG efforts, which may conflict with one another, could cause us to incur additional compliance and operational costs or actions and suffer reputational harm, which could materially and adversely affect our business, financial condition and results of operations.
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
Borrowings under our credit facilities are at variable rates of interest and expose us to interest rate risk. In the past year, inflation and other factors have resulted in an increase in interest rates generally, which has impacted our borrowing costs. Even though interest rates have moderated in recent months, if interest rates were to increase, our debt service obligations on the variable rate indebtedness referred to above would increase even if the principal amount borrowed remained the same, and our net income and cash flows will correspondingly decrease. We are also currently party to, and in the future, we may enter into additional, interest rate swaps that involve the exchange of floating for fixed rate interest payments, in order to reduce interest rate volatility. However, we may not maintain interest rate swaps with respect to all of our variable rate indebtedness, and any swaps we enter into may not fully mitigate our interest rate risk.
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
Our Board of Directors initiated a quarterly cash dividend program in fiscal 2017 under which we have paid, and intend to continue paying, regular quarterly dividends. The declaration, amount and timing of such dividends are subject to capital availability and determinations by our Board of Directors that cash dividends are in the best interest of our shareholders and are in compliance with all respective laws and applicable agreements. Our ability to pay dividends will depend upon, among other factors, our cash balances and potential future capital requirements for strategic transactions, including acquisitions, debt service requirements, results of operations, financial condition and other factors that our Board of Directors may deem relevant. A reduction in or elimination of our dividend payments and/or our dividend program could have a material negative effect on our stock price.
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
In addition, if we receive stock or other equity securities in connection with a sale or divestiture of a business, the value of such stock will fluctuate and/or be subject to trading restrictions. Stock price changes may result from, among other things, changes in the business, operations or prospects of the issuer prior to or following the transaction, litigation or regulatory considerations, general business, market, industry or economic conditions, the ability to sell all or a portion of the stock based on current market conditions, and other factors both within and beyond our control. In addition, if the stock received is valued in a currency other than U.S. dollars, the value of such stock will also fluctuate based on foreign currency rates.

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
Item 1B.    UNRESOLVED STAFF COMMENTS
None.
Item 1C.    CYBERSECURITY
We maintain a cybersecurity program, designed to proactively identify, assess, manage, mitigate, and respond to cybersecurity threats. Our Cybersecurity Organization develops, implements, and maintains this program, which is documented in our global cybersecurity policy. The underlying controls of the cybersecurity program are based on recognized best practices and standards for cybersecurity and information technology and is aligned to the National Institute of Standards and Technology (“NIST”) Cybersecurity Framework (“CSF”) and the International Organization Standardization (“ISO”) 27001 Information Security Management System Requirements. Cybersecurity is an important and integrated part of our enterprise risk management program that identifies, monitors and mitigates business, operational and legal risks. Our cybersecurity risk management process is integrated into our overall risk management process, and shares common methodologies, reporting channels and governance processes that apply across the risk management process to other legal, compliance, strategic, operational and financial risk areas.
We regularly assess the threat landscape and take a holistic view of cybersecurity risks, with a layered cybersecurity strategy based on prevention, detection and mitigation. Our cybersecurity program maintains assessment protocols for proactively evaluating potential cybersecurity impacts and risks, supported by incident response procedures. We employ systematic processes to manage cybersecurity risks, including through cybersecurity audits, interconnectivity with business networks, system access controls and monitoring, and data back-up and recovery. Our cloud environments undergo continuous assessment, with firewall and backup systems designed to support operational resilience. We employ a Zero Trust Security framework that requires identity verification for network access, complemented by regular system assessments and monitoring. Our security controls include identity management programs, data loss prevention protocols, and threat detection capabilities. Our controls undergo regular review and updates based on threat intelligence, ensuring adaptability to merging threats. Similarly, our incident response program is regularly tested and updated to address emerging threat landscapes. To ensure organization-wide security awareness, cybersecurity training is mandatory and issued to all employees annually. Cybersecurity awareness is also included across other training programs, including our annual Code of Conduct and privacy training programs.
Third-party risk management is a critical component of our security strategy. We maintain oversight of service providers through a proactive monitoring approach, leveraging a cybersecurity questionnaire and security and privacy addenda to our contracts where applicable. We evaluate third party providers for maintenance of effective security management programs, compliance with information handling and asset management protocols, and require prompt notification of known or suspected cyber incidents.
To validate our security posture, we engage independent external parties to conduct regular penetration testing and security audits, and to provide cybersecurity consulting services. We maintain ISO 27001 certification for our global enterprise. Additionally, our IT General Controls (ITGC) undergo annual testing through Sarbanes-Oxley audits, which examine security controls relating to system changes, access management, system configurations, and data backup processes.
Our Board of Directors has ultimate oversight of cybersecurity and information security risk, which it manages as part of our enterprise risk management program. Specifically, the Board is assisted by the Audit Committee and the ESG and Risk Committee, which oversees our cybersecurity risk exposures and the steps taken by management to monitor and mitigate cybersecurity risks, and reports to the Board. Throughout the year, our senior executives, including our Chief Information Security Officer ("CISO"), provide regular briefings to the full Board, the Audit Committee and the ESG and Risk Committee. These presentations cover technology trends, regulatory developments, disclosure requirements, legal issues, policies and practices, threat environment assessments, and ongoing security measures to prevent, detect, and respond to critical threats. The Board, the Audit Committee and the ESG and Risk Committee regularly discuss cybersecurity and information security risks with our senior executives. As part of our cybersecurity governance, we also utilize a Cybersecurity Steering Committee comprised of executive management, operational leaders, and cross-functional teams. Generally, this committee meets quarterly, or more frequently as appropriate, to review, assess and direct decisions related to cybersecurity and information systems matters.
Our cybersecurity program is led by our CISO, who reports to our Chief Information Officer (CIO). Our CISO is informed about and monitors prevention, detection, mitigation, and remediation efforts through regular communication and reporting from professionals in the information security team, many of whom have decades of experience and hold certifications such as a Certified Information Systems Security Professional or Certified Information Security Manager, and through the use of technological tools and software and engagement with external consultants. Our CISO has extensive experience assessing and managing cybersecurity programs and cybersecurity risk and holds the following certifications: Certified Information Systems Security Professional (CISSP), a Certified Ethical Hacker (CEH), am FINRA Licensed (with a Series 99), and an Oracle Cloud Certified Professional (OCP). Our CISO and CIO regularly report directly to the Board, the Audit Committee and the ESG and Risk Committee on our cybersecurity program and efforts to prevent, detect, mitigate, and remediate incidents. In addition, in the event of an incident, we intend to follow our incident response procedures that include notification processes to inform senior management and the Board of Directors and provide ongoing updates regarding any such incident until it has been remediated as appropriate.
Our operations are subject to cybersecurity risks, including unauthorized access, system failures, and breaches that could originate from both internal networks and through third-party suppliers and service providers. While we have not experienced a material impact on our business strategy, results of operations and/or financial condition resulting from cybersecurity threats or previous cybersecurity incidents, such events have the potential to have a material adverse effect on our business strategy, results of operations and financial condition, including by damaging or interrupting access to our information systems or networks, compromising confidential or otherwise protected information, destroying or corrupting data, or otherwise disrupting our operations. We continuously monitor our networks for unauthorized access attempts and maintain defensive measures; however, the dynamic nature of cyber threats means we cannot guarantee prevention of all potential future incidents that could materially impact our business operations, financial condition, or strategic objectives. Even if we successfully defend our own digital technologies and services, we also rely on providers of third-party products, services, and networks, with whom we may share data and services, and who may be unable to effectively defend their digital technologies and services against attack.
Item 2.    PROPERTIES
Our properties consist primarily of office space within general, commercial office buildings located in major cities primarily in the following countries: United States; Australia; Canada; India; Poland; United Arab Emirates and United Kingdom. We also lease smaller offices located in certain other countries. Such space is used for operations (providing technical, professional, and other home office services), sales and administration. The total amount of space leased by us for all of our operations is approximately 5.2 million square feet. We continue to evaluate our real estate needs in connection with changes in the Company's use of leased space and as part of our overall strategic organizational changes.

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
Shareholders
According to the records of our transfer agent, there were 2,264 shareholders of record as of November 13, 2024.
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
On January 25, 2023, the Company's Board of Directors authorized an incremental share repurchase program of up to $1.0 billion of the Company's common stock, to expire on January 25, 2026 (the "2023 Repurchase Authorization"). At September 27, 2024, the Company had $472.2 million remaining under the 2023 Repurchase Authorization.
The following table summarizes repurchase activity under the 2023 Repurchase Authorization during the fourth quarter of fiscal 2024:

Period	Total Number of Shares Purchased	Average Price Per Share (1)	Total Number of Shares Purchased under the 2023 Repurchase Authorization	Approximate Dollar Value of Shares that May Yet Be Purchased Under the 2023 Repurchase Authorization
June 29, 2024 - July 26, 2024	43,000	$140.26	43,000	$522,421,482
July 27, 2024 - August 23, 2024	129,949	$146.34	129,949	$503,405,377
August 24, 2024 - September 27, 2024	211,281	$147.85	211,281	$472,167,595
    (1) Includes commissions paid and excise tax due under the Inflation Reduction Act of 2022 and calculated at the average price per share.
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
Unregistered Sales of Equity Securities
None.

Performance Graph
The following graph and table show the changes over the five-year period ended September 27, 20241 in the value of $100 as of the close of market on September 27, 2019 in (1) the common stock of Jacobs Solutions Inc., (2) the Standard & Poor’s 500 Stock Index and (3) the Standard & Poor's 1500 IT Consulting & Other Services Index.
The values of each investment are based on share price appreciation, with reinvestment of all dividends, provided any were paid. The investments are assumed to have occurred at the beginning of the period presented. The stock performance included in this graph is not necessarily indicative of future stock price performance.

	2019	2020	2021	2022	2023	2024
Jacobs Solutions Inc.	100.00	102.46	147.60	122.14	154.89	181.03
S&P 500	100.00	115.15	149.70	126.54	153.89	209.84
S&P 1500 IT Consulting & Other Services	100.00	102.74	139.27	113.51	134.59	177.69
1 The SpinCo Business began separately trading on September 30, 2024.
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
Accounting for Pension Plans
The accounting for pension plans requires the use of assumptions and estimates in order to calculate periodic pension cost and the value of the plans’ assets and liabilities. These assumptions include discount rates, investment returns, and projected salary increases, among others. The actuarial assumptions used in determining the funded status of the respective plans are provided in Note 13- Pension and Other Post Retirement Benefit Plans of the Notes to Consolidated Financial Statements beginning on page F-1 of this Annual Report on Form 10-K.

The expected rates of return on plan assets ranged from 5.3% to 7.6% for fiscal 2024 and range from 4.6% to 7.8% for fiscal 2025. We believe the range of rates selected for fiscal 2025 reflects the long-term returns expected on the plans’ assets, considering recent market conditions, projected rates of inflation, the diversification of the plans’ assets, and the expected real rates of market returns. The discount rates used to compute plan liabilities ranged from 3.8% to 6.9% in fiscal 2024 and range from 3.4% to 7.0% in fiscal 2025. These assumptions represent the Company’s best estimate of the rates at which its pension obligations could be effectively settled.
Changes in the actuarial assumptions often have a material effect on the values assigned to plan assets and liabilities, and the associated pension expense. For example, if the discount rate used to value the net pension benefit obligation (“PBO”) at September 27, 2024 was lower or higher by 1.0%, the PBO would have been higher or lower, respectively, at that date by approximately $158.7 million for non-U.S. plans, and by approximately $21.0 million for U.S. plans. If the expected return on plan assets was lower or higher by 1.0%, the net periodic pension cost for fiscal 2024 would be higher or lower, respectively, by approximately $13.1 million for non-U.S. plans, and by approximately $2.9 million for U.S. plans. Differences between actuarial assumptions and actual performance (i.e., actuarial gains and losses) that are not recognized as a component of net periodic pension cost in the period in which such differences arise are recorded to accumulated other comprehensive income (loss) and are recognized as part of net periodic pension cost in future periods in accordance with U.S. GAAP. Management monitors trends in the marketplace within which our pension plans operate in an effort to assure the reasonableness of the actuarial assumptions used.
Redeemable Noncontrolling Interests
In connection with the PA Consulting investment in March 2021, the Company recorded redeemable noncontrolling interests, representing the interest holders' initial 35% equity interest in the form of preferred and common shares of PA Consulting. The preferred shares are entitled to a cumulative annual compounding 12% dividend based on the outstanding preferred share subscription price. These noncontrolling interest holders have certain option rights to put the preferred and common share interests back to the Company at a value based on the fair value of PA Consulting (the redemption values). The primary inputs and assumptions impacting the fair value of PA Consulting include projections of revenue and earnings before interest, taxes, depreciation and amortization and discount rates applied thereto. Additionally, the Company has an option to call the interests for certain individual shareholders in certain circumstances. Because the interests are redeemable at the option of the holders and not solely within the control of the Company, the Company has classified the interests in redeemable noncontrolling interests in the mezzanine section of its Consolidated Balance Sheet at their redemption values. The optional redemption features may become exercisable no earlier than five years from the March 2, 2021 closing date, or upon the occurrence of certain other events.
The Company has deemed these interests probable of becoming redeemable in the future and requiring their measurement at the greater of (i) the redemption amount that would be paid if settlement occurred at the balance sheet date, or (ii) the historical value resulting from the original acquisition date fair value plus the impact of any earnings or loss attribution amounts, including dividends. The fair value of the PA Consulting redeemable noncontrolling interest is determined using a combination of the income and market approaches. Under the income approach, fair value is determined by using the projected discounted cash flows of PA Consulting. Under the market approach, the fair value is determined by reference to guideline companies that are reasonably comparable to PA Consulting, with the fair value estimated based on those companies' valuation multiples of earnings before interest, taxes, depreciation and amortization.
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
We evaluate impairment of goodwill either by assessing qualitative factors to determine whether it is more likely than not that the fair value of our reporting unit is less than its carrying amount, or by performing a quantitative assessment. Qualitative factors include industry and market considerations, overall financial performance, and other relevant events and circumstances affecting the reporting unit. If we choose to perform a qualitative assessment and after considering the totality of events or circumstances, we determine it is more likely than not that the fair value of our reporting unit is less than its carrying amount, we will perform a quantitative fair value test.
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
For the 2024 fiscal year, we performed a quantitative impairment test of the DVS reporting unit at the beginning of the fourth quarter and determined that the fair value of this reporting unit exceeded its respective carrying value. For the remaining reporting units, we determined that the fair values significantly exceeded their carrying values and an analysis beyond the qualitative level was not considered necessary.
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

JACOBS SOLUTIONS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS
For the Fiscal Years Ended September 27, 2024, September 29, 2023 and September 30, 2022
(In thousands, except per share information)

	September 27, 2024	September 29, 2023	September 30, 2022
Revenues	$11,500,941	$10,851,420	$9,783,074
Direct cost of contracts	(8,668,185)	(8,140,560)	(7,203,115)
Gross profit	2,832,756	2,710,860	2,579,959
Selling, general and administrative expenses	(2,140,320)	(2,034,376)	(2,040,075)
Operating Profit	692,436	676,484	539,884
Other Income (Expense):
Interest income	34,454	24,975	4,301
Interest expense	(169,058)	(168,085)	(100,187)
Miscellaneous income (expense), net	219,454	(12,399)	33,499
Total other income (expense), net	84,850	(155,509)	(62,387)
Earnings from Continuing Operations Before Taxes	777,286	520,975	477,497
Income Tax Expense for Continuing Operations	(131,493)	(101,336)	(66,328)
Net Earnings of the Group from Continuing Operations	645,793	419,639	411,169
Net Earnings of the Group from Discontinued Operations, net of tax	206,850	300,017	304,243
Net Earnings of the Group	852,643	719,656	715,412
Net Earnings Attributable to Noncontrolling Interests from Continuing Operations	(17,990)	(18,900)	(22,420)
Net Earnings Attributable to Redeemable Noncontrolling Interests	(14,999)	(21,614)	(34,585)
Net Earnings Attributable to Jacobs from Continuing Operations	612,804	379,125	354,164
Net Earnings Attributable to Noncontrolling Interests from Discontinued Operations	(13,561)	(13,365)	(14,368)
Net Earnings Attributable to Jacobs from Discontinued Operations	193,289	286,652	289,875
Net Earnings Attributable to Jacobs	$806,093	$665,777	$644,039
Net Earnings Per Share:
Basic Net Earnings from Continuing Operations Per Share	$4.81	$3.06	$2.75
Basic Net Earnings from Discontinued Operations Per Share	$1.54	$2.26	$2.25
Basic Earnings Per Share	$6.35	$5.32	$5.01

Diluted Net Earnings from Continuing Operations Per Share	$4.79	$3.05	$2.74
Diluted Net Earnings from Discontinued Operations Per Share	$1.54	$2.25	$2.24
Diluted Earnings Per Share	$6.32	$5.30	$4.98
Note: Earnings per share amounts may not add due to rounding.

2024 Overview
Net earnings attributable to the Company from continuing operations for fiscal 2024 were $612.8 million (or $4.79 per diluted share), an increase of $233.7 million, or 61.6%, from $379.1 million (or $3.05 per diluted share) for the prior year. The current year results reflected higher year-over-year operating profit of $16.0 million, which benefited from favorable year-over-year underlying operating results, primarily in the Infrastructure & Advanced Facilities ("I&AF") segment, as discussed below in the Segment Financial Information section. Further, current year results were favorably impacted by $186.9 million in pre-tax mark-to-market gains associated with our investment in Amentum stock recorded in connection with the Separation Transaction (see Note 14- Discontinued Operations). The favorable underlying operating performance was achieved despite higher year over year pre-tax Restructuring and other charges and transaction costs due primarily to expenses incurred relating to the Separation Transaction amounting to $144.2 million (primarily professional services and employee separation costs), compared to fiscal 2023 amounts of $142.5 million mainly associated with the Company's Restructuring and other charges and transaction costs relating to expenses incurred in conjunction with the real estate transformation rescaling initiatives and the PA Consulting restructuring program charges (primarily employee separation costs) and expenses incurred relating to the Separation Transaction (primarily professional services). See Note 17- Restructuring and Other Charges.
Net interest expense was favorable by $8.5 million in the current year compared to the prior year due primarily to the Company's higher levels of cash and lower overall levels of outstanding debt compared to fiscal 2023.
Miscellaneous net income was favorable by $231.9 million for the current year compared to the corresponding fiscal 2023 amount, due mainly to $186.9 million in pre-tax mark-to-market gains associated with the Company's investment in Amentum stock, as well as a $35.2 million realized gain on interest rate swaps settled during the fourth quarter of fiscal 2024, which is further discussed in Note 18- Commitments and Contingencies and Derivative Financial Instruments.
Income taxes were higher in the current year by $30.2 million due primarily to $55.8 million tax expense from higher year-over-year pre-tax book income. The overall higher income tax expense was offset by a $61.6 million discrete income tax benefit related to the election to treat an Australian subsidiary as a corporation versus a partnership for U.S. tax purposes, which resulted in the derecognition of a deferred tax liability in fiscal year 2024. Also, a net tax benefit of $39.4 million was recorded in fiscal year 2023 relating to the effective settlement of uncertain tax positions.
Finally, year-over-year net earnings impacts associated with redeemable noncontrolling interests were lower by $(6.6) million and were attributable mainly to lower after-tax earnings results in our PA Consulting investment compared to the prior year.
Net earnings attributable to Jacobs from discontinued operations for fiscal 2024 were $193.3 million (or $1.54 per diluted share), a decrease of $93.4 million, or 32.6%, from $286.7 million (or $2.25 per diluted share) compared to the prior year due mainly to higher charges associated with the Separation Transaction in the current year.
Backlog at September 27, 2024 was $21.8 billion, up $4.0 billion, from $17.8 billion for the prior year primarily driven by new business awards in our Americas business. New prospects and new sales remain strong, and the Company continues to have a positive outlook for many of the industry groups and sectors in which our clients operate.
Results of Operations
Fiscal 2024 Compared to Fiscal 2023
Revenues for the year ended September 27, 2024 were $11.50 billion, an increase of $0.65 billion, or 6.0%, from $10.85 billion for the prior year. The increase in revenues was due mainly to improved performance of our I&AF business, as well as higher revenues year over year in our PA Consulting business. The I&AF business benefited primarily from stronger performance in its Advanced Facilities and international business operations. Our revenues for fiscal 2024 were favorably impacted by foreign currency translation of $77.0 million in our international businesses, as compared to an unfavorable impact of $175.3 million for the last fiscal year.

Gross profit for the year ended September 27, 2024 was $2.83 billion, up $121.9 million, or 4.5%, from $2.71 billion for the prior year. The Company's increase in gross profit was mainly attributable to higher revenues as mentioned above, with slight margin impacts from year over year mix and personnel cost impacts. Our gross profit margins showed consistent trends year over year at 24.6% and 25.0% for the years ended September 27, 2024 and September 29, 2023, respectively. Overall project mix impacts in our portfolios, personnel costs and utilization trends primarily in the PA Consulting business had mostly offsetting impacts on our overall margin trends year over year.
See Segment Financial Information discussion for further information on the Company’s results of operations at the operating segment level.
Selling, general & administrative expenses for the year ended September 27, 2024 were $2.14 billion, an increase of $105.9 million, or 5.2%, from $2.03 billion for the prior year. The current year's results were impacted by Restructuring and other charges of $163.4 million in separation activities (mainly professional services and employee separation costs) relating to the Separation Transaction in comparison to prior period costs of $61.1 million. Further our SG&A expenses were impacted by slight increases in other department spend and personnel costs. Lastly, SG&A expenses were impacted by unfavorable foreign exchange impacts of $2.1 million for the year ended September 27, 2024 as compared to favorable impacts of $58.9 million for fiscal 2023.
Net interest expense for the year ended September 27, 2024 was $134.6 million, a decrease of $8.5 million from $143.1 million for the prior year. The decrease in net interest expense for the fiscal year 2024 was due primarily to the Company's higher levels of cash and lower overall levels of outstanding debt compared to the last fiscal year.
Miscellaneous income, net for the year ended September 27, 2024 was income of $219.5 million, favorable by $231.9 million as compared to $(12.4) million for the prior year. The increase in income from fiscal 2023 was due primarily to $186.9 million in mark-to-market gains associated with our investment in Amentum stock in connection with the Separation Transaction and a $35.2 million realized gain on interest rate swaps settled during the fourth quarter of fiscal 2024.
Net earnings attributable to Jacobs from discontinued operations for fiscal 2024 were $193.3 million (or $1.54 per diluted share), a decrease of $93.4 million, or 32.6%, from $286.7 million (or $2.25 per diluted share) for the last year. Included in the current year results from discontinued operations is $98.3 million in costs related to the Separation Transaction and approximately $18 million in pre-tax non-cash charges associated with one-time inventory write downs.
Net earnings attributable to noncontrolling interests including redeemable noncontrolling interests for the year ended September 27, 2024 of $33.0 million and $40.5 million for the corresponding period last year. The year over year changes were primarily due to lower net earnings results in our PA Consulting investment compared to the prior year periods.

Fiscal 2023 Compared to Fiscal 2022
Revenues for the year ended September 29, 2023 were $10.85 billion, an increase of $1,068.3 million, or 10.9%, from $9.78 billion from fiscal 2022. The increase in revenues was due mainly to improved performance of our I&AF business, as well as higher revenues year over year in our PA Consulting business. The I&AF business benefited primarily from stronger performance in its Advanced Facilities and international business operations. Additionally, the increase in revenues for fiscal 2023 were partially offset by an unfavorable impact of foreign currency translation of $175.3 million in our international businesses, as compared to an unfavorable impact of $277.3 million for the corresponding period last fiscal year.
Gross profit for the year ended September 29, 2023 was $2.71 billion, up $130.9 million, or 5.1%, from $2.58 billion for fiscal 2022. Fiscal 2023 gross profit was favorable due to higher revenue as mentioned above and impacts from cost reductions associated mainly with first quarter 2023 changes in employee benefit programs, which were partly offset by higher spend in company technology platforms and other personnel and corporate cost increases. Our gross profit margins were approximately 25.0% for the years ended September 29, 2023 and September 30, 2022, respectively. Project mix impacts in our portfolios, higher personnel costs and lower utilization trends primarily in the PA Consulting business impacted our fiscal 2023 margins, partly offset by new program startups won in fiscal 2023.
See Segment Financial Information discussion for further information on the Company’s results of operations at the operating segment level.

Selling, general & administrative expenses for the year ended September 29, 2023 were $2.03 billion, a decrease of $5.7 million, or 0.3%, from $2.04 billion for fiscal 2022. Fiscal 2023 results were impacted by Restructuring and other charges of $61.1 million in separation activities (mainly professional services and employee separation costs) relating to the Separation Transaction and by higher incentives of $46.2 million. Fiscal 2022 was impacted by the final pre-tax $91.3 million settlement of the Legacy CH2M Matter, net of previously recorded reserves, mentioned above and approximately $27 million in third party recoveries was recorded as receivables reducing SG&A. Fiscal 2023 results were also impacted by decreases in real estate related costs, as well as other department spend decreases due in part to the Company's transformation initiatives. Lastly, SG&A expenses benefited from favorable foreign exchange impacts of $58.9 million for the year ended September 29, 2023 as compared to favorable impacts of $90.7 million for fiscal 2022.
Net interest expense for the year ended September 29, 2023 was $143.1 million, an increase of $47.2 million from $95.9 million for fiscal 2022.The increase in net interest expense year over year is primarily due to higher interest rates in fiscal 2023 compared to the prior year period. The increase was offset in part by $6.3 million net interest benefit during fiscal 2023 related to the release of interest accruals associated with the effective settlement of uncertain tax positions.
Miscellaneous income (expense), net for the year ended September 29, 2023 was expense of $12.4 million, a decrease of $45.9 million as compared to $33.5 million in income for fiscal 2022. The increase in expense from fiscal 2022 was due primarily to an increase in pension costs associated with higher interest rate impacts in fiscal 2023 along with comparatively unfavorable foreign exchange gains and losses in fiscal 2023. Additionally, fiscal 2022 benefited primarily from a $5.1 million gain related to a lease termination.
Net earnings attributable to Jacobs from discontinued operations for fiscal 2023 were $286.7 million (or $2.25 per diluted share), a decrease of $3.2 million, or 1.1%, from $289.9 million (or $2.24 per diluted share) for the corresponding prior year period.
Net earnings attributable to noncontrolling interests including redeemable noncontrolling interests for the year ended September 29, 2023 of $40.5 million and $57.0 million for the corresponding period last year. The year over year changes were primarily due to lower net earnings results in our PA Consulting investment compared to the prior year periods.
On February 4, 2022, the Company acquired StreetLight Data, Inc. ("StreetLight") and on November 19, 2021, a subsidiary of Jacobs acquired BlackLynx ("BlackLynx"). For further discussion, see Note 16- Other Business Combinations.

The following table reconciles total income tax expense on continuing operations using the statutory U.S. federal income tax rate to the consolidated income tax expense on continuing operations shown in the accompanying Consolidated Statements of Earnings for the years ended September 27, 2024, September 29, 2023 and (dollars in thousands):

	For the Years Ended
	September 27, 2024	%	September 29, 2023	%	September 30, 2022	%
Statutory amount	$163,230	21.0%	$109,405	21.0%	$100,274	21.0%
State taxes, net of the federal benefit	21,615	2.8%	13,938	2.7%	9,982	2.1%
Exclusion of tax on non-controlling interests	(5,230)	(0.7)%	(5,461)	(1.0)%	(6,871)	(1.4)%
Foreign:
Difference in tax rates of foreign operations	17,891	2.3%	4,583	0.9%	(2,514)	(0.5)%
(Benefit)/Expense from foreign valuation allowance change	(27,780)	(3.6)%	(1,305)	(0.3)%	3,043	0.6%
U.S. tax cost of foreign operations	72,887	9.4%	68,662	13.2%	37,443	7.8%
Derecognition of deferred tax liabilities related to investment in Australian partnership	(61,614)	(7.9)%	—	—%	—	—%
Other Includable Income	25,952	3.3%	—	—%	—	—%
Tax differential on foreign earnings	27,336	3.5%	71,940	13.8%	37,972	7.9%
Foreign tax credits	(33,402)	(4.3)%	(36,180)	(6.9)%	(29,468)	(6.2)%
Tax Rate Change	(147)	—%	(9,913)	(1.9)%	3,210	0.7%
Valuation allowance	12,339	1.6%	(7,169)	(1.4)%	(59,121)	(12.4)%
Uncertain tax positions	(1,153)	(0.1)%	(38,844)	(7.5)%	(1,439)	(0.3)%
Other items:
Disallowed officer compensation	5,394	0.7%	7,081	1.4%	6,034	1.3%
Research and Development Credit	(17,110)	(2.2)%	(2,133)	(0.4)%	(1,952)	(0.4)%
Transaction Costs	8,500	1.1%	4	—%	1,806	0.4%
Investment in Amentum	(39,255)	(5.1)%	—	—%	—	—%
Other items – net	(10,624)	(1.4)%	(1,332)	(0.3)%	5,901	1.2%
Total other items	(53,095)	(6.8)%	3,620	0.7%	11,789	2.5%
Income taxes from continuing operations	$131,493	16.9%	$101,336	19.5%	$66,328	13.9%
Restructuring and Other Charges
During fiscal 2023, the Company implemented restructuring initiatives relating to the Separation Transaction. The Company incurred approximately $42.0 million and $17.5 million in the years ended September 27, 2024 and September 29, 2023, respectively, in pre-tax cash charges in connection with these initiatives. These actions, which are expected to be substantially completed before the end of fiscal 2025, are expected to result in estimated gross annualized pre-tax cash savings of approximately $120 million to $147 million. We will likely incur additional charges under this program through fiscal 2025, which are expected to result in additional savings in future periods.

During third quarter fiscal 2023, the Company approved a plan to improve business processes and cost structures of our PA Consulting investment by reorganizing senior management and reducing headcount. In connection with these initiatives, which are expected to be substantially completed in early fiscal 2025, the Company incurred approximately $6.4 million and $14.3 million in the years ended September 27, 2024 and September 29, 2023, respectively, in pre-tax cash charges. These activities are expected to result in estimated gross annualized pre-tax cash savings of approximately $50 million to $65 million.

During fiscal 2023, the Company implemented restructuring and cost reduction initiatives relating to the formation of the reporting and operating segment, Divergent Solutions, which were substantially completed in fiscal 2023.

The Company incurred approximately $6.0 million in pre-tax cash charges in connection with these initiatives during the year ended September 29, 2023. These actions are expected to result in estimated gross annualized pre-tax cash savings of approximately $15.6 million to $19.1 million.

During fiscal 2020 and continuing into fiscal 2023, the Company implemented further real estate rescaling efforts that were associated with its fiscal 2020 transformation program relating to real estate. These activities were substantially completed in fiscal 2023. In connection with these efforts, the Company has incurred $45.7 million and $69.7 million in the years ended September 29, 2023 and September 30, 2022, respectively, in pre-tax mainly non-cash charges. These actions resulted in non-cash savings related mainly to the future amortization of lease right-of-use assets over the remaining lease terms. Additionally, the objective of these initiatives was to create a modern, flexible work platform tailored to employees’ needs due to globalization and digital advances and to create total emissions savings that will be realized as we continue to optimize our real estate footprint.

Refer to Note 17– Restructuring and Other Charges for further information regarding restructuring and integration initiatives.

Segment Financial Information
The following tables present total revenues and segment operating profit for each reportable segment (in thousands) and includes a reconciliation of segment operating profit to total U.S. GAAP operating profit by including certain corporate-level expenses and expenses relating to the Restructuring other charges (as defined in Note 17 - Restructuring and Other Charges) and transaction costs (in thousands).

	For the Years Ended
	September 27, 2024	September 29, 2023	September 30, 2022
Revenues from External Customers:
Infrastructure & Advanced Facilities	$10,323,255	$9,693,276	$8,663,778
PA Consulting	1,177,686	1,158,144	1,119,296
Total	$11,500,941	$10,851,420	$9,783,074

	For the Years Ended
	September 27, 2024	September 29, 2023	September 30, 2022
Segment Operating Profit:
Infrastructure & Advanced Facilities (1)	$632,276	$585,392	$500,136
PA Consulting	239,250	237,003	232,225
Total Segment Operating Profit	871,526	822,395	732,361
Restructuring, Transaction and Other Charges (2)	(179,090)	(145,911)	(192,477)
Total U.S. GAAP Operating Profit	692,436	676,484	539,884
Total Other (Expense) Income, net (3)	84,850	(155,509)	(62,387)
Earnings from Continuing Operations Before Taxes	$777,286	$520,975	$477,497

(1)	Operating profit for Infrastructure & Advanced Facilities includes intangibles amortization of $152.7 million, $147.2 million and $149.8 million for the years ended September 27, 2024, September 29, 2023 and September 30, 2022, respectively. Additionally, fiscal 2023 included approximately $15.0 million in net favorable impacts from cost reductions compared to the prior year period, which was associated mainly with net favorable impacts during first quarter from changes in employee benefit programs of $41.0 million offset by approximately $26.0 million in higher spend in company technology platforms and other personnel and corporate cost increases.
(2)	The years ended September 27, 2024, and September 29, 2023 include $163.4 million and $61.1 million respectively, in restructuring and other charges (mainly professional services and employee separation costs) primarily related to the Separation Transaction and $6.4 million and $14.3 million respectively, in restructuring and other charges relating to the Company's investment in PA Consulting (primarily employee separation costs). Included in the years ended September 29, 2023 and September 30, 2022 were $46.7 million and $76.1 million, respectively, in charges associated mainly with real estate impairments. Included in the year ended September 30, 2022 is $91.3 million pre-tax related to the final settlement of the Legacy CH2M Matter and net of previously recorded reserves and approximately $27 million in third party recoveries that was recorded as receivables reducing SG&A.
(3)	The year ended September 27, 2024 included $186.9 million in mark-to-market gains associated with our investment in Amentum stock in connection with the Separation Transaction and a $35.2 million realized gain on interest rate swaps settled during the fourth quarter of fiscal 2024. The year ended September 30, 2022 included a gain of $8.7 million related to lease terminations. The increase in net interest expense from fiscal 2022 to fiscal 2023 is due primarily to higher interest rates.
In evaluating the Company’s performance by operating segment, the chief operating decision maker (" CODM") reviews various metrics and statistical data for Infrastructure & Advanced Facilities and PA Consulting but focuses primarily on revenues and operating profit. In addition, the Company attributes each segment's specific incentive compensation plan costs to the segments. The methods for recognizing revenue, incentive fees, project losses and change orders are consistent among the segments.
Infrastructure & Advanced Facilities

	For the Years Ended
	September 27, 2024	September 29, 2023	September 30, 2022
Revenue	$10,323,255	$9,693,276	$8,663,778
Operating Profit	$632,276	$585,392	$500,136

Fiscal 2024 vs. 2023

Revenues for the Infrastructure & Advanced Facilities ("I&AF") segment for the year ended September 27, 2024 were $10.32 billion, up $0.63 billion, or 6.5%, from $9.69 billion for the prior year. The increase in revenue was broad based across most I&AF businesses, particularly due to stronger performance in its Advanced Facilities and Europe business operations as compared to the prior year period. Foreign currency translation had a favorable impact of $37.5 million on our international business for the year ended September 27, 2024, compared to $124.2 million in unfavorable impacts in the prior year.

Operating profit for the segment for the year ended September 27, 2024 was $632.3 million, an increase of $46.9 million, or 8.0%, from $585.4 million for the comparative period in fiscal 2023. The year-over-year increase in operating profit was driven primarily by the revenue growth mentioned above with an unfavorable comparison impact of a one-time net favorable $41 million relating mainly to changes in employee benefits programs during first quarter 2023, partly offset by year over year favorable department spending. Impacts on operating profit from favorable foreign currency translation were approximately $11.5 million for the year ended September 27, 2024, compared to $4.3 million in unfavorable impacts in the prior year.

Fiscal 2023 vs. 2022

Revenues for the Infrastructure & Advanced Facilities segment for the year ended September 29, 2023 were $9.69 billion, up $1,029.5 million, or 11.9%, from $8.66 billion for fiscal 2022. The increase in revenues from fiscal 2022 was primarily due to higher fee-based revenue from our Advanced Facilities and international businesses. Foreign currency translation had an unfavorable impact of $124.2 million on our international business for the year ended September 29, 2023, compared to $195.2 million in unfavorable impacts in fiscal 2022.

Operating profit for the segment for the year ended September 29, 2023 was $585.4 million, an increase of $85.3 million, or 17.0%, from $500.1 million for fiscal 2022. The year-over-year increase was driven by the revenue growth mentioned above with approximately $15.0 million in net favorable impacts from cost reductions associated mainly with changes in employee benefit programs in fiscal 2023 offset in part by continued higher investments in company technology platforms and personnel related costs. In addition, fiscal 2022 operating profit was impacted by $19.5 million in net charges related to a legal settlement. Impacts on operating profit from unfavorable foreign currency translation were approximately $4.3 million for the year ended September 29, 2023, compared to $5.7 million in favorable impacts in fiscal 2022.

PA Consulting

	For the Years Ended
	September 27, 2024	September 29, 2023	September 30, 2022
Revenue	$1,177,686	$1,158,144	$1,119,296
Operating Profit	$239,250	$237,003	$232,225
Fiscal 2024 vs. 2023

Revenues for the PA Consulting segment for the year ended September 27, 2024 were $1.18 billion, up $19.5 million, or 1.7%, from $1.16 billion for the prior year. The increase in revenue was due primarily to growth in PA Consulting's public services businesses. Foreign currency translation had a $39.5 million favorable impact on revenues in our international businesses for the year ended September 27, 2024, compared to an unfavorable impact of $51.1 million for the prior year.

Operating profit for the segment for the year ended September 27, 2024 was $239.3 million, an increase of $2.2 million, or 0.9%, from $237.0 million, for the prior year. Operating profit trends showed consistent levels year over year overall.

Fiscal 2023 vs. 2022

Revenues for the PA Consulting segment for the year ended September 29, 2023 were $1.16 billion, up $38.8 million, or 3.5%, from $1.1 billion for fiscal 2022. The increase in revenue was due primarily to growth in PA Consulting's defence & security, public services, and energy & utilities businesses. Foreign currency translation had a $51.1 million unfavorable impact on revenues in our international businesses for the year ended September 29, 2023, compared to an unfavorable impact of $82.2 million for fiscal 2022.

Operating profit for the segment for the year ended September 29, 2023 was $237.0 million, an increase of $4.8 million, or 2.1%, from $232.2 million, for fiscal 2022. The increase in operating profit from the prior year was due mainly to lower personnel related costs, partially offset by unfavorable foreign currency translation impacts. Foreign currency translation had a $7.9 million unfavorable impact on operating profit in our international businesses for the year ended September 29, 2023 and an unfavorable impact of $17.1 million for fiscal 2022.

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
The following table summarizes our backlog for the years ended September 27, 2024, September 29, 2023 and September 30, 2022 (in millions):

	September 27, 2024	September 29, 2023	September 30, 2022
Infrastructure & Advanced Facilities	$21,472	$17,526	$17,187
PA Consulting	378	311	269
Total	$21,850	$17,837	$17,456

The increase in backlog in Infrastructure & Advanced Facilities in the year ended September 27, 2024 was primarily driven by new business awards in our Americas business.
The PA Consulting backlog benefited mainly from favorable foreign exchange impacts compared to the prior year.
Backlog relating to work to be performed either directly or indirectly for the U.S. federal government and its agencies totaled approximately $2.4 billion (or 11.1% of total backlog), $2.6 billion (or 14.7% of total backlog) and $2.3 billion (or 13.2% of total backlog) at September 27, 2024, September 29, 2023 and September 30, 2022, respectively. Most of our federal government contracts require that services be provided beyond one year. In general, these contracts must be funded annually (i.e., the amounts to be spent under the contract must be appropriated by the U.S. Congress to the procuring agency, and then the agency must allot these sums to the specific contracts).
We estimate that approximately $5.71 billion, or 26.2%, of total backlog at September 27, 2024 will be realized as revenues within the next fiscal year.
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
Liquidity and Capital Resources
At September 27, 2024, our principal sources of liquidity consisted of $1.14 billion in cash and cash equivalents and $2.11 billion of available borrowing capacity under our $2.25 billion revolving credit agreement (the "Revolving Credit Facility"). We finance much of our operations and growth through cash generated by our operations.

Cash and cash equivalents at September 27, 2024 represented an increase of $373.9 million from $770.9 million at September 29, 2023, the reasons for which are described below. The following table presents selected cash flow information for the respective periods shown:

(In thousands)	September 27, 2024	September 29, 2023
Net cash provided by operating activities	$1,054,673	$974,763
Cash Flows from Investing Activities:
Additions to property and equipment	(121,114)	(137,486)
Disposals of property and equipment and other assets	6,187	1,544
Capital contributions to equity investees, net of return of capital distributions	1,737	7,964
Acquisitions of businesses, net of cash acquired	(14,000)	(17,685)
Net cash used for investing activities	(127,190)	(145,663)
Cash Flows from Financing Activities:
Proceeds from long-term borrowings	4,606,697	3,860,468
Repayments of long-term borrowings	(3,370,355)	(4,486,679)
Proceeds from short-term borrowings	5,345	13,011
Repayments of short-term borrowings	(866,761)	(3,353)
Debt issuance costs	(34,331)	(17,177)
Proceeds from issuances of common stock	47,503	47,782
Common stock repurchases	(402,668)	(265,714)
Taxes paid on vested restricted stock	(41,720)	(24,249)
Cash dividends to shareholders	(142,779)	(128,420)
Net dividends associated with noncontrolling interests	(21,678)	(23,156)
Repurchase of redeemable noncontrolling interests	(55,344)	(92,939)
Proceeds from issuances of redeemable noncontrolling interests	19,761	34,016
Cash impact from distribution of SpinCo Business	(495,307)	—
Net cash (used for) provided by financing activities	(751,637)	(1,086,410)
Effect of Exchange Rate Changes	41,640	32,548
Net Increase (Decrease) in Cash and Cash Equivalents and Restricted Cash	217,486	(224,762)
Cash and Cash Equivalents, including Restricted Cash, at the Beginning of the Period	929,445	1,154,207
Cash and Cash Equivalents, including Restricted Cash, at the End of the Period	$1,146,931	$929,445
Less Cash and Cash Equivalents included in Assets held for spin	$—	$(155,728)
Cash and Cash Equivalents, including Restricted Cash of Continuing Operations at the End of the Period	$1,146,931	$773,717
Our net cash flow provided by operations of $1.05 billion during fiscal 2024 was favorable by $79.9 million in comparison to the cash flow provided by operations of $974.8 million for the corresponding prior year. The year-over-year increase in cash from operations is due mainly to higher cash generated from net earnings (as adjusted for non-cash income statement charges that reflect favorable net impacts mainly in accrued liabilities, prepaid expenses and other deferred liabilities) and favorable accounts receivable collections, offset in part by lower performance in other net working capital performance primarily due to higher year over year cash income tax payments and payments related to the Separation Transaction.
Our net cash used for investing activities for fiscal 2024 was $127.2 million, compared to cash used for investing of $145.7 million in the prior year, with this change due primarily to decreases in additions to property and equipment in the current year.

Our net cash used for financing activities for the fiscal year ended 2024 of $751.6 million resulted mainly from $495.3 million direct decrease in reported cash on hand in our SpinCo business deconsolidation, $402.7 million of cash used for share repurchases, and $142.8 million in dividends to shareholders. These uses of cash were offset by $374.9 million in net proceeds from borrowings. Cash used for financing activities in the prior year was $1.09 billion, due primarily to net repayments of borrowings of $616.6 million, cash used for share repurchases of $265.7 million, $128.4 million in dividends paid to shareholders and $58.9 million in net PA Consulting related redeemable noncontrolling interests repurchase and issuance activity.
At September 27, 2024, the Company had approximately $164.8 million in cash and cash equivalents held in the U.S. and $980.0 million held outside of the U.S. (primarily in the U.K., India, Canada, the Eurozone, Australia and the Middle East region), which is used primarily for funding operations in those regions. Other than the tax cost of repatriating funds to the U.S. (see Note 7- Income Taxes of Notes to Consolidated Financial Statements beginning on page F-1 of this Annual Report on Form 10-K), there are no material impediments to repatriating these funds to the U.S.
The Company had $306.2 million in letters of credit outstanding at September 27, 2024. Of this amount, $0.5 million was issued under the Revolving Credit Facility and $305.7 million was issued under separate, committed and uncommitted letter-of-credit facilities.
In connection with the Separation Transaction, during the fourth quarter, Jacobs received a cash payment of approximately $911 million from SpinCo which was subsequently used for the repayment of debt, which was inclusive of the outstanding short term 2020 Term Loan Facility totaling $834.9 million. Jacobs is expected to realize additional value through the disposition of its retained equity stake in the combined company within 12 months. Please refer to Note 14 - Discontinued Operations for more details.
Additionally, the Company reclassified $870.4 million of debt from long-term debt to current maturities of long-term debt in the fourth quarter, associated with the 2021 Term Loan Facility - GBP Portion, which is due on September 1, 2025.
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
On November 19, 2021, Jacobs acquired BlackLynx, a provider of high-performance software, to complement Jacobs' portfolio of digital solutions. The Company paid total base consideration of approximately $235.4 million in cash to the former owners of BlackLynx. In conjunction with the acquisition, the Company also paid off BlackLynx's debt of approximately $5.3 million simultaneously with the consummation of the acquisition.
We believe we have adequate liquidity and capital resources to fund our projected cash requirements for our operations, investing activities including acquisitions, if any, and financing activities such as debt servicing, share buybacks and dividends, for the next twelve months. This is based on the liquidity provided by our cash and cash equivalents on hand, our borrowing capacity and our continuing cash from operations.
We were in compliance with all of our debt covenants at September 27, 2024.

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

(in thousands)	September 27, 2024
Summarized Statement of Earnings Data
Revenue	$3,827,328
Direct Costs	$3,195,764
Selling, General and Administrative Expenses	$505,949
Net earnings attributable to Guarantor Subsidiaries from continuing operations	$153,482
Noncontrolling interests	$(696)

(in thousands)	September 27, 2024
Summarized Balance Sheet Data
Current assets, less receivables from Non-Guarantor Subsidiaries	$1,733,836
Current receivables from Non-Guarantor Subsidiaries	$573,631
Noncurrent assets, less noncurrent receivables from Non-Guarantor Subsidiaries	$503,444
Noncurrent receivables from Non-Guarantor Subsidiaries	$615,986
Current liabilities	$1,568,187
Current liabilities to Non-Guarantor Subsidiaries	$—
Long-term Debt	$1,348,594
Other Noncurrent liabilities, less amounts payable to Non-Guarantor Subsidiaries	$237,025
Noncurrent liabilities to Non-Guarantor Subsidiaries	$1,051,899
Noncontrolling interests	$937
Accumulated deficit	$(779,745)
New Accounting Pronouncements
ASU 2023-09, Income Taxes, (Topic 740): Improvements to Income Tax Disclosures, provides qualitative and quantitative updates to the Company's effective income tax rate reconciliation and income taxes paid disclosures, among others, in order to enhance the transparency of income tax disclosures, including consistent categories and greater disaggregation of information in the rate reconciliation and disaggregation by jurisdiction of income taxes paid. The amendments in ASU 2023-09 are effective for fiscal years beginning after December 15, 2024, with early adoption permitted. The amendments should be applied prospectively; however, retrospective application is also permitted. ASU

2023-09 will be effective for the Company's annual fiscal 2026 period. The Company has identified and is implementing changes to processes and internal controls to meet the standard’s updated reporting and disclosure requirements.
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
Our Revolving Credit Facility, Term Loan Facilities and certain other debt obligations are subject to variable rate interest which could be adversely affected by an increase in interest rates. As of September 27, 2024, we had an aggregate of $1.13 billion in outstanding borrowings under our Revolving Credit Facility and Term Loan Facilities. Interest on amounts borrowed under these agreements is subject to adjustment based on the Company’s Consolidated Leverage Ratio (as defined in the credit agreements governing the Revolving Credit Facility and the Term Loan Facilities). Depending on the Company’s Consolidated Leverage Ratio, borrowings denominated in U.S. dollars under the Revolving Credit Facility and the Term Loan Facilities bear interest at a SOFR rate plus a margin of between 0.975% and 1.725% or a base rate plus a margin of between 0% and 0.625% including applicable margins while borrowings denominated in British pounds under these respective facilities bear interest at an adjusted SONIA rate plus a margin of between 0.908% and 1.6580%. Additionally, our Revolving Credit Facility, Term Loan Facilities and 5.90% Bonds due 2033 have interest rates subject to potential increases relating to certain ESG metrics as stipulated in the related agreements and as discussed in Note 9 - Borrowings. During the fourth quarter of fiscal 2024, in connection with the Separation Transaction, the Company repaid the outstanding USD and GBP portion of the 2020 Term Loan Facility.
However, as discussed in Note 18 - Commitments and Contingencies and Derivative Financial Instruments, we have swap agreements with an aggregate notional value of $200.0 million in place to convert the variable rate interest-based liabilities associated with a corresponding amount of our debt into fixed interest rate liabilities, leaving $0.93 billion in principal amount subject to variable interest rate risk. During the fourth quarter of fiscal 2024, in connection with the Separation Transaction, the Company terminated two interest rate swaps with an aggregate notional value of $554.7 million. Additionally, during fiscal 2022, we entered into two treasury lock arrangements with an aggregate notional value of $500.0 million, which were settled in second quarter fiscal 2023. See Note 18 - Commitments and Contingencies and Derivative Financial Instruments.
For the year ended September 27, 2024, our weighted average floating rate borrowings that are subject to floating rate exposure were approximately $1.4 billion. If floating interest rates had increased by 1.00%, our interest expense for the year ended September 27, 2024 would have increased by approximately $14.1 million.

Foreign Currency Risk
In situations where our operations incur contract costs in currencies other than their functional currency, we sometimes enter into foreign exchange contracts to limit our exposure to fluctuating foreign currencies. We follow the provisions of ASC No. 815, Derivatives and Hedging in accounting for our derivative contracts. The Company has $827.3 million in notional value of exchange rate sensitive instruments at September 27, 2024. See Note 18 - Commitments and Contingencies and Derivative Financial Instruments for discussion.
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
The Company’s management, with the participation of its Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), evaluated the effectiveness of the Company’s disclosure controls and procedures as defined by Rule 13a-15(e) of the Exchange Act as of September 27, 2024, the end of the period covered by this Annual Report on Form 10-K (the “Evaluation Date”). Based on that evaluation, the Company’s management, with the participation of the Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer) concluded that the Company’s disclosure controls and procedures as of the Evaluation Date were effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), as appropriate to allow timely decisions regarding required disclosure.
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
The Company's independent registered public accounting firm, Ernst & Young LLP, which audited the Company's consolidated financial statements included in this Annual Report on Form 10-K, also audited the effectiveness of our internal control over financial reporting as of September 27, 2024, as stated in their report included in this Annual Report on Form 10-K.

Changes in Internal Control
There were no changes in the Company’s internal control over financial reporting during the Company’s fiscal quarter ended September 27, 2024 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
Item 9B.    OTHER INFORMATION

Rule 10b5-1 Trading Plans

During the fiscal quarter ended September 27, 2024, none of our officers or directors adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1 under the Exchange Act or any “non-Rule 10b5-1 trading arrangement” as defined in Item 408(c) of SEC Regulation S-K.
Item 9C.    DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.

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
Corporate Governance
The information required by Items 407(d)(4) and (d)(5) and Item 408(b) of Regulation S-K is set forth under the caption “Corporate Governance” in our definitive proxy statement to be filed with the SEC pursuant to Regulation 14A within 120 days after the close of our fiscal year and is incorporated herein by reference.
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

PART IV
EXHIBITS AND FINANCIAL STATEMENTS
Item 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a) Documents filed as part of this report:
(1)The Company’s Consolidated Financial Statements at September 27, 2024 and September 29, 2023 and for each of the three years in the period ended September 27, 2024, and the notes thereto, together with the report of the independent auditors on those Consolidated Financial Statements are hereby filed as part of this report, beginning on page F-1.
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

2.2
Implementation Deed, dated as of November 27, 2020, by and among PA Consulting Group Limited, CEP IV Garden S.A.R.L., Jacobs Consulting Solutions Limited, Jacobs Engineering Group Inc. and the persons set out in Schedule 1 thereto. Filed as Exhibit 2.1 to the Registrant’s Current Report on Form 8-K on November 30, 2020 and incorporated herein by reference.

2.3
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

2.5†	Amendment to Agreement and Plan of Merger, dated August 26, 2024, by and among Jacobs Solutions Inc., Amazon Holdco Inc., Amentum Parent Holdings LLC and Amentum Joint Venture LP.

2.6
Separation and Distribution Agreement, dated November 20, 2023, by and among Jacobs Solutions Inc., Amazon Holdco Inc., Amentum Parent Holdings LLC and Amentum Joint Venture LP. Filed as Exhibit 2.2 to the Registrant’s Current Report on Form 8-K on November 21, 2023 and incorporated herein by reference.

3.1
Composite Amended and Restated Certificate of Incorporation of Jacobs Solutions Inc. Filed as Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q for the first quarter of fiscal 2024 and incorporated herein by reference.

3.2
Amended and Restated Bylaws of Jacobs Solutions Inc., dated as of July 6, 2023. Filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K/A on July 11, 2023 and incorporated herein by reference.

3.3
First Amendment to Amended and Restated Bylaws of Jacobs Solutions Inc. (as of September 13, 2024). Filed as Exhibit 3.1 to the Registrant's Current Report on Form 8-K on September 16, 2024 and incorporated herein by reference.

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

10.2
First Amendment to Third Amended and Restated Credit Agreement, dated as of December 20, 2023, by and among Jacobs Solutions Inc., Jacobs Engineering Group Inc., certain of its subsidiaries party thereto, the lenders party thereto and Bank of America, N.A., as administrative agent to the Third Amended and Restated Credit Agreement, dated as of February 6, 2023, by and among Jacobs Solutions Inc., Jacobs Engineering Group Inc., certain of its subsidiaries party thereto, the lenders party thereto and Bank of America, N.A., as administrative agent. Filed as Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the first quarter of fiscal 2024 and incorporated herein by reference.

10.3
Amended and Restated Term Loan Agreement, dated as of February 6, 2023, among Jacobs Solutions Inc., Jacobs Engineering Group Inc., the lenders party thereto, and Bank of America, N.A., as administrative agent. Filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K on February 7, 2023 and incorporated herein by reference.

10.4
First Amendment to Amended and Restated Term Loan Agreement, dated as of December 20, 2023, among Jacobs Solutions Inc., Jacobs Engineering Group Inc., the lenders party thereto, and Bank of America, N.A., as administrative agent, to the Amended and Restated Term Loan Agreement, dated as of February 6, 2023, among Jacobs Solutions Inc., Jacobs Engineering Group Inc., the lenders party thereto, and Bank of America, N.A., as administrative agent. Filed as Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q for the first quarter of fiscal 2024 and incorporated herein by reference.

10.5
Second Amendment to Amended and Restated Term Loan Agreement, dated as of April 10, 2024, among Jacobs Solutions Inc., Jacobs Engineering Group Inc., the lenders party thereto, and Bank of America, N.A., as administrative agent, to the Amended and Restated Term Loan Agreement, dated as of February 6, 2023, among Jacobs Solutions Inc., Jacobs Engineering Group Inc., the lenders party thereto, and Bank of America, N.A., as administrative agent. Filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the third quarter of fiscal 2024 and incorporated herein by reference.

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

10.10#
Employment Agreement by and between Patrick X. Hill and Jacobs Group (Australia) Pty Ltd, effective as of August 1, 2021. Filed as Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the first quarter of fiscal 2023 and incorporated herein by reference.

10.11#
Form of Indemnification Agreement entered into between Jacobs Solutions Inc. and certain of its officers and directors. Filed as Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the second quarter of fiscal 2023 and incorporated herein by reference.

10.12#
Jacobs Solutions Inc. 1989 Employee Stock Purchase Plan (as amended and restated on August 29, 2022). Filed as Exhibit 4.3 to the Registrant’s Post Effective Amendment No. 1 to Form S-8 on August 29, 2022 and incorporated herein by reference.

10.13#
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

10.15#†	First Amendment to the Jacobs Executive Deferral Plan, effective December 29, 2023.

10.16#†	Second Amendment to the Jacobs Executive Deferral Plan, effective September 13, 2024.

10.17#
Jacobs Solutions Inc. Directors Deferral Plan, as amended and restated effective August 29, 2022. Filed as Exhibit 10.22 to the Registrant’s fiscal 2022 Annual Report on Form 10-K and incorporated herein by reference.

10.18#
Jacobs Solutions Inc. 2023 Stock Incentive Plan, as amended and restated, effective January 24, 2023. Filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K on January 27, 2023 and incorporated herein by reference.

10.19#
Jacobs Engineering Group Inc. Leadership Performance Plan, as amended and restated effective August 29, 2022. Filed as Exhibit 10.44 to the Registrant’s fiscal 2022 Annual Report on Form 10-K and incorporated herein by reference.

10.20#
Jacobs Solutions Inc. 1999 Outside Director Stock Plan, as amended and restated effective August 29, 2022. Filed as Exhibit 4.1 to the Registrant’s Post Effective Amendment No. 1 to Form S-8 on August 29, 2022 and incorporated herein by reference.

10.21#
Jacobs Solutions Inc. Executive Severance Plan, as amended and restated effective January 24, 2024. Filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the second quarter of fiscal 2024 and incorporated herein by reference.

10.22#
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

10.24#
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

10.37#
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

10.39#
Form of Restricted Stock Unit Agreement (Time-Based Vesting) (awarded pursuant to the Jacobs' Stock Incentive Plan). Filed as Exhibit 10.3 to the Registrants Quarterly Report on Form 10-Q for the first quarter of fiscal 2022 and incorporated herein by reference.

10.40#
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

10.42#
Form of Restricted Stock Unit Agreement (Time-Based Vesting) (awarded pursuant to Jacobs' Stock Incentive Plan). Filed as Exhibit 10.3 to the Registrants Quarterly Report on Form 10-Q for the first quarter of fiscal 2023 and incorporated herein by reference.

10.43#
Form of Restricted Stock Unit Agreement (Time-Based Vesting (ELT)) (awarded pursuant to Jacobs' Stock Incentive Plan). Filed as Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the first quarter of fiscal 2024 and incorporated herein by reference.

10.44#
Form of Restricted Stock Unit Agreement (Time-Based Vesting) (awarded pursuant to Jacobs' Stock Incentive Plan). Filed as Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q for the first quarter of fiscal 2024 and incorporated herein by reference.

10.45
Form of Restricted Stock Unit Agreement (Performance Shares – Earnings Per Share (ELT)) (awarded pursuant to Jacobs' Stock Incentive Plan). Filed as Exhibit 10.6 to the Registrant’s Quarterly Report on Form 10-Q for the first quarter of fiscal 2024 and incorporated herein by reference.

10.46#
Form of Restricted Stock Unit Agreement (Performance Shares – Earnings Per Share) (awarded pursuant to Jacobs' Stock Incentive Plan). Filed as Exhibit 10.7 to the Registrant’s Quarterly Report on Form 10-Q for the first quarter of fiscal 2024 and incorporated herein by reference.

10.47#
Form of Restricted Stock Unit Agreement (Performance Shares – ROIC (ELT)) (awarded pursuant to Jacobs' Stock Incentive Plan). Filed as Exhibit 10.8 to the Registrant’s Quarterly Report on Form 10-Q for the first quarter of fiscal 2024 and incorporated herein by reference.

10.48#
Form of Restricted Stock Unit Agreement (Performance Shares – ROIC) (awarded pursuant to Jacobs' Stock Incentive Plan). Filed as Exhibit 10.9 to the Registrant’s Quarterly Report on Form 10-Q for the first quarter of fiscal 2024 and incorporated herein by reference.

10.49
Employee Matters Agreement, November 20, 2023, by and among Jacobs Solutions Inc., Amazon Holdco Inc. and Amentum Parent Holdings LLC. Filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K on November 21, 2023 and incorporated herein by reference.

10.50
Tax Matters Agreement, dated as of September 27, 2024, by and among Jacobs Solutions Inc., Amentum Holdings, Inc., Amentum Parent Holdings LLC and Amentum Joint Venture LP Filed as Exhibit 10.1 to the Registrant's Current Report on Form 8-K on September 30, 2024 and incorporated herein by reference.

19†	Insider Trading Policy

21†	List of Subsidiaries of Jacobs Solutions Inc.

22	Subsidiary Issuers of Guaranteed Securities. Filed as Exhibit 22.1 to the Registrant’s Quarterly Report on Form 10-Q for the third quarter of fiscal 2024 and incorporated herein by reference.

23†	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.

31.1†	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2†	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1†	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

32.2†	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

97	Jacobs Solutions Inc. Executive Clawback Policy. Filed as Exhibit 97 to the Registrant's fiscal 2023 Annual Report on Form 10-K and incorporated herein by reference.

101.INS†	XBRL Instance Document

101.SCH†	XBRL Taxonomy Extension Schema Document

101.CAL†	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF†	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB†	XBRL Taxonomy Extension Label Linkbase Document

101.PRE†	XBRL Taxonomy Extension Presentation Linkbase Document

104†	Cover page interactive data file (formatted as Inline XBRL and contained in Exhibit 101)

†	Being filed herewith.

#	Management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

JACOBS SOLUTIONS INC.
Dated:	November 25, 2024	By:	/S/ Robert V. Pragada
Robert V. Pragada
Chair and Chief Executive Officer and Director
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date
/S/ Robert V. Pragada	Chair and Chief Executive Officer and Director (Principal Executive Officer)	November 25, 2024
Robert V. Pragada
/S/ Louis Pinkham	Director	November 25, 2024
Louis Pinkham
/S/ Peter J. Robertson	Director	November 25, 2024
Peter J. Robertson
/S/ Manny Fernandez	Director	November 25, 2024
Manny Fernandez
/S/ Priya Abani	Director	November 25, 2024
Priya Abani
/S/ Michael Collins	Director	November 25, 2024
Michael Collins
/S/ Georgette D. Kiser	Director	November 25, 2024
Georgette D. Kiser
/S/ Mary Jackson	Director	November 25, 2024
Mary Jackson
/S/ Robert A. McNamara	Director	November 25, 2024
Robert A. McNamara
/S/ Julie Sloat	Director	November 25, 2024
Julie Sloat
/s/ Venk Nathamuni	Chief Financial Officer (Principal Financial Officer)	November 25, 2024
Venk Nathamuni
/S/ William B. Allen, Jr.	Chief Accounting Officer (Principal Accounting Officer)	November 25, 2024
William B. Allen, Jr.

JACOBS SOLUTIONS INC. AND SUBSIDIARIES
CONSOLIDATED FINANCIAL STATEMENTS
WITH REPORTS OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
September 27, 2024

JACOBS SOLUTIONS INC. AND SUBSIDIARIES
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
September 27, 2024

JACOBS SOLUTIONS INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share information)

	September 27, 2024	September 29, 2023
ASSETS
Current Assets:
Cash and cash equivalents	$1,144,795	$770,853
Receivables and contract assets	2,845,452	2,430,941
Prepaid expenses and other	155,865	140,726
Investment in equity securities	749,468	—
Current assets held for spin	—	1,347,833
Total current assets	4,895,580	4,690,353
Property, Equipment and Improvements, net	315,630	279,749
Other Noncurrent Assets:
Goodwill	4,788,181	4,644,087
Intangibles, net	874,894	950,784
Deferred income tax assets	195,406	52,956
Operating lease right-of-use assets	303,856	324,857
Miscellaneous	385,458	418,791
Noncurrent assets held for spin	—	3,255,532
Total other noncurrent assets	6,547,795	9,647,007
	$11,759,005	$14,617,109
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Current maturities of long-term debt	$875,760	$61,430
Accounts payable	1,029,140	922,355
Accrued liabilities	1,087,764	975,192
Operating lease liability	119,988	126,247
Contract liabilities	967,089	709,249
Current liabilities held for spin	—	628,088
Total current liabilities	4,079,741	3,422,561
Long-term debt	1,348,594	2,813,471
Liabilities relating to defined benefit pension and retirement plans	298,221	247,277
Deferred income tax liabilities	116,655	121,356
Long-term operating lease liability	407,826	466,108
Other deferred liabilities	120,483	116,828
Noncurrent liabilities held for spin	—	196,447
Redeemable Noncontrolling Interests	820,182	632,979
Stockholders’ Equity:
Capital stock:
Preferred stock, $1 par value, authorized - 1,000,000 shares; issued and outstanding - none	—	—
Common stock, $1 par value, authorized - 240,000,000 shares; issued and outstanding - 124,253,511 shares and 125,976,998 shares as of September 27, 2024 and September 29, 2023, respectively	124,084	125,977
Additional paid-in capital	2,758,064	2,735,325
Retained earnings	2,366,769	4,542,872
Accumulated other comprehensive loss	(699,450)	(857,954)
Total Jacobs stockholders’ equity	4,549,467	6,546,220
Noncontrolling interests	17,836	53,862
Total Group stockholders’ equity	4,567,303	6,600,082
	$11,759,005	$14,617,109
See the accompanying Notes to Consolidated Financial Statements.

JACOBS SOLUTIONS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS
For the Fiscal Years Ended September 27, 2024, September 29, 2023 and September 30, 2022
(In thousands, except per share information)

	September 27, 2024	September 29, 2023	September 30, 2022
Revenues	$11,500,941	$10,851,420	$9,783,074
Direct cost of contracts	(8,668,185)	(8,140,560)	(7,203,115)
Gross profit	2,832,756	2,710,860	2,579,959
Selling, general and administrative expenses	(2,140,320)	(2,034,376)	(2,040,075)
Operating Profit	692,436	676,484	539,884
Other Income (Expense):
Interest income	34,454	24,975	4,301
Interest expense	(169,058)	(168,085)	(100,187)
Miscellaneous income (expense), net	219,454	(12,399)	33,499
Total other income (expense), net	84,850	(155,509)	(62,387)
Earnings from Continuing Operations Before Taxes	777,286	520,975	477,497
Income Tax Expense for Continuing Operations	(131,493)	(101,336)	(66,328)
Net Earnings of the Group from Continuing Operations	645,793	419,639	411,169
Net Earnings of the Group from Discontinued Operations, net of tax	206,850	300,017	304,243
Net Earnings of the Group	852,643	719,656	715,412
Net Earnings Attributable to Noncontrolling Interests from Continuing Operations	(17,990)	(18,900)	(22,420)
Net Earnings Attributable to Redeemable Noncontrolling Interests	(14,999)	(21,614)	(34,585)
Net Earnings Attributable to Jacobs from Continuing Operations	612,804	379,125	354,164
Net Earnings Attributable to Noncontrolling Interests from Discontinued Operations	(13,561)	(13,365)	(14,368)
Net Earnings Attributable to Jacobs from Discontinued Operations	193,289	286,652	289,875
Net Earnings Attributable to Jacobs	$806,093	$665,777	$644,039
Net Earnings Per Share:
Basic Net Earnings from Continuing Operations Per Share	$4.81	$3.06	$2.75
Basic Net Earnings from Discontinued Operations Per Share	$1.54	$2.26	$2.25
Basic Earnings Per Share	$6.35	$5.32	$5.01

Diluted Net Earnings from Continuing Operations Per Share	$4.79	$3.05	$2.74
Diluted Net Earnings from Discontinued Operations Per Share	$1.54	$2.25	$2.24
Diluted Earnings Per Share	$6.32	$5.30	$4.98
See the accompanying Notes to Consolidated Financial Statements.

JACOBS SOLUTIONS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the Fiscal Years Ended September 27, 2024, September 29, 2023 and September 30, 2022
(In thousands)

	September 27, 2024	September 29, 2023	September 30, 2022
Net Earnings of the Group	$852,643	$719,656	$715,412
Other Comprehensive Income (Loss):
Foreign currency translation adjustment	266,421	148,971	(397,819)
Change in cash flow hedges	(84,193)	(20,500)	154,541
Change in pension plan liabilities	(50,404)	(16,389)	92,527
Other comprehensive income (loss) before taxes	131,824	112,082	(150,751)
Income Tax Benefit (Expense):
Foreign currency translation adjustment	—	1,132	19,019
Cash flow hedges	21,521	5,870	(43,595)
Change in pension plan liabilities	5,159	(1,908)	(5,361)
Income Tax Benefit (Expense):	26,680	5,094	(29,937)
Net other comprehensive income (loss)	158,504	117,176	(180,688)
Net Comprehensive Income of the Group	1,011,147	836,832	534,724
Net Earnings Attributable to Noncontrolling Interests	(31,551)	(32,265)	(36,788)
Net Earnings Attributable to Redeemable Noncontrolling Interests	(14,999)	(21,614)	(34,585)
Net Comprehensive Income Attributable to Jacobs	$964,597	$782,953	$463,351
See the accompanying Notes to Consolidated Financial Statements including the Company's note on Other Financial Information for a presentation of amounts reclassified to net income during the period.

JACOBS SOLUTIONS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
For the Fiscal Years Ended September 27, 2024, September 29, 2023 and September 30, 2022
(In thousands)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Jacobs Stockholders’ Equity	Noncontrolling Interests	Total Group Stockholders’ Equity
Balances at October 1, 2021	$128,893	$2,590,012	$4,015,578	$(794,442)	$5,940,041	$34,796	$5,974,837
Net earnings	—	—	644,039	—	644,039	36,788	680,827
Foreign currency translation adjustments, net of deferred taxes of $(19,019)	—	—	—	(378,800)	(378,800)	—	(378,800)
Pension plan liability, net of deferred taxes of $5,361	—	—	—	87,166	87,166	—	87,166
Change in cash flow hedges. net of deferred taxes of $43,595	—	—	—	110,946	110,946	—	110,946
Dividends	—	—	(118,291)	—	(118,291)	—	(118,291)
Noncontrolling interests - distributions and other	—	—	—	—	—	(27,248)	(27,248)
Redeemable Noncontrolling interests redemption value adjustment	—	—	(27,657)	—	(27,657)	—	(27,657)
Repurchase and issuance of redeemable noncontrolling interests	—	—	2,618	—	2,618	—	2,618
Stock based compensation	—	53,383	—	—	53,383	—	53,383
Issuances of equity securities including shares withheld for taxes	973	39,537	(11,973)	—	28,537	—	28,537
Repurchases of equity securities	(2,473)	(923)	(278,530)	—	(281,926)	—	(281,926)
Balances at September 30, 2022	$127,393	$2,682,009	$4,225,784	$(975,130)	$6,060,056	$44,336	$6,104,392
Net earnings	—	—	665,777	—	665,777	32,265	698,042
Foreign currency translation adjustments, net of deferred taxes of $(1,132)	—	—	—	150,103	150,103	—	150,103
Pension plan liability, net of deferred taxes of $1,908	—	—	—	(18,297)	(18,297)	—	(18,297)
Change in cash flow hedges., net of deferred taxes of $(5,870)	—	—	—	(14,630)	(14,630)	—	(14,630)
Dividends	—	—	(132,468)	—	(132,468)	—	(132,468)
Noncontrolling interests - distributions and other	—	—	—	—	—	(22,739)	(22,739)
Redeemable Noncontrolling interests redemption value adjustment	—	—	(10,770)	—	(10,770)	—	(10,770)
Repurchase and issuance of redeemable noncontrolling interests	—	—	14,293	—	14,293	—	14,293
Stock based compensation	—	74,337	—	—	74,337	—	74,337
Issuances of equity securities including shares withheld for taxes	910	28,181	(5,558)	—	23,533	—	23,533
Repurchases of equity securities	(2,326)	(49,202)	(214,186)	—	(265,714)	—	(265,714)
Balances at September 29, 2023	$125,977	$2,735,325	$4,542,872	$(857,954)	$6,546,220	$53,862	$6,600,082
Net earnings	—	—	806,093	—	806,093	31,551	837,644
Foreign currency translation adjustments, net of deferred taxes of $0	—	—	—	211,702	211,702	—	211,702
Pension plan liability, net of deferred taxes of $(5,159)	—	—	—	(44,998)	(44,998)	—	(44,998)
Change in cash flow hedges, net of deferred taxes of $(21,521)	—	—	—	(62,672)	(62,672)	—	(62,672)
Dividends	—	—	(145,924)	—	(145,924)	—	(145,924)
Noncontrolling interests - distributions and other	—	—	—	—	—	(21,202)	(21,202)
Redeemable Noncontrolling interests redemption value adjustment	—	—	(171,142)	—	(171,142)	—	(171,142)
Repurchase and issuance of redeemable noncontrolling interests	—	—	4,698	—	4,698	—	4,698
Distribution of SpinCo Business	—	—	(2,326,290)	54,472	(2,271,818)	(46,375)	(2,318,193)
Stock based compensation	—	74,193	—	—	74,193	—	74,193
Issuances of equity securities including shares withheld for taxes	994	11,512	(6,723)	—	5,783	—	5,783
Repurchases of equity securities	(2,887)	(62,966)	(336,815)	—	(402,668)	—	(402,668)
Balances at September 27, 2024	$124,084	$2,758,064	$2,366,769	$(699,450)	$4,549,467	$17,836	$4,567,303

See the accompanying Notes to Consolidated Financial Statements.

JACOBS SOLUTIONS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Fiscal Years Ended September 27, 2024, September 29, 2023 and September 30, 2022
(In thousands)

	September 27, 2024	September 29, 2023	September 30, 2022
Cash Flows from Operating Activities:
Net earnings attributable to the Group	$852,643	$719,656	$715,412
Adjustments to reconcile net earnings to net cash flows provided by (used for) operations:
Depreciation and amortization:
Property, equipment and improvements	99,232	103,346	102,454
Intangible assets	209,507	203,906	198,602
Gain on investment in equity securities	(186,931)	—	—
Stock based compensation	74,193	74,337	53,383
Equity in earnings of operating ventures, net of return on capital distributions	(16,079)	(324)	18,291
(Gain) loss on disposals of assets, net	(3,200)	7,690	(18,542)
Impairment of equity method investment and other long-term assets	3,000	48,163	78,292
Deferred income taxes	(224,935)	(76,815)	111,846
Changes in assets and liabilities, excluding the effects of businesses acquired:
Receivables and contract assets, net of contract liabilities	59,587	(8,395)	(267,947)
Prepaid expenses and other current assets	11,217	(33,996)	6
Miscellaneous other assets	104,659	92,050	113,850
Accounts payable	81,469	166,194	87,402
Income taxes payable	94,094	9,408	(70,258)
Accrued liabilities	(138,491)	(279,136)	(552,036)
Other deferred liabilities	6,047	(49,957)	(73,697)
Other, net	28,661	(1,364)	(22,349)
Net cash provided by operating activities	1,054,673	974,763	474,709
Cash Flows from Investing Activities:
Additions to property and equipment	(121,114)	(137,486)	(127,615)
Disposals of property and equipment and other assets	6,187	1,544	9,392
Capital contributions to equity investees, net of return of capital distributions	1,737	7,964	3,025
Acquisitions of businesses, net of cash acquired	(14,000)	(17,685)	(437,083)
Disposals of investment in equity securities	—	—	13,862
Net cash used for investing activities	(127,190)	(145,663)	(538,419)
Cash Flows from Financing Activities:
Proceeds from long-term borrowings	4,606,697	3,860,468	3,145,500
Repayments of long-term borrowings	(3,370,355)	(4,486,679)	(2,420,166)
Proceeds from short-term borrowings	5,345	13,011	—
Repayments of short-term borrowings	(866,761)	(3,353)	(6,359)
Debt issuance costs	(34,331)	(17,177)	—
Proceeds from issuances of common stock	47,503	47,782	51,034
Common stock repurchases	(402,668)	(265,714)	(281,926)
Taxes paid on vested restricted stock	(41,720)	(24,249)	(28,587)
Cash dividends to shareholders	(142,779)	(128,420)	(115,948)
Net dividends associated with noncontrolling interests	(21,678)	(23,156)	(26,982)
Repurchase of redeemable noncontrolling interests	(55,344)	(92,939)	(46,074)
Proceeds from issuances of redeemable noncontrolling interests	19,761	34,016	49,742
Cash impact from distribution of SpinCo Business	(495,307)	—	—
Net cash (used for) provided by financing activities	(751,637)	(1,086,410)	320,234
Effect of Exchange Rate Changes	41,640	32,548	(128,892)
Net Increase (Decrease) in Cash and Cash Equivalents and Restricted Cash	217,486	(224,762)	127,632
Cash and Cash Equivalents, including Restricted Cash, at the Beginning of the Period	929,445	1,154,207	1,026,575
Cash and Cash Equivalents, including Restricted Cash, at the End of the Period	$1,146,931	$929,445	$1,154,207
Less Cash and Cash Equivalents included in Assets held for spin	$—	$(155,728)	$(207,400)
Cash and Cash Equivalents, including Restricted Cash of Continuing Operations at the End of the Period	$1,146,931	$773,717	$946,807
See the accompanying Notes to Consolidated Financial Statements.

JACOBS SOLUTIONS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.Description of Business and Basis of Presentation
Description of Business
Jacobs Solutions Inc. ("Jacobs" or "the Company") is a leading global professional services company that designs and deploys technology-centric solutions to solve many of the world’s most complex challenges. The services Jacobs provides to end markets fall into the following two operating segments: Infrastructure & Advanced Facilities and our investment in PA Consulting Group Limited ("PA Consulting"). See Note 20- Segment Information.
From advisory and consulting, feasibility, planning, design, program and lifecycle management, Jacobs provides end-to-end services in advanced manufacturing, cities & places, energy, environmental, life sciences, transportation and water. Jacobs provides its services through offices and subsidiaries located primarily in North America, Europe, the Middle East, India, Australia, New Zealand and Asia. Jacobs provides its services under cost-reimbursable and fixed-price contracts, with fixed-price contracts comprised mainly of professional services arrangements and in some limited cases, construction. The percentage of revenues realized from each of these types of contracts for the fiscal years ended September 27, 2024, September 29, 2023 and September 30, 2022 was as follows:

	For the Years Ended
	September 27, 2024	September 29, 2023	September 30, 2022
Cost-reimbursable	69%	70%	71%
Fixed-price	31%	30%	29%
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
On September 27, 2024, Jacobs Solutions Inc. ("Jacobs") completed the previously announced Reverse Morris Trust transaction pursuant to which (i) Jacobs first transferred its Critical Mission Solutions business (“CMS”) and portions of its Divergent Solutions (“DVS”) business (referred to herein as the Cyber & Intelligence business (“C&I”) and together with CMS referred to as the “SpinCo Business”), to Amazon Holdco Inc., a Delaware corporation, that was subsequently renamed Amentum Holdings, Inc. (“SpinCo”) (the “Separation”), (ii) Jacobs then effectuated a spin-off of SpinCo by distributing 124,084,108 shares of SpinCo common stock, par value $0.01 per share (the “SpinCo Common Stock”) by way of a pro rata distribution to its shareholders such that each holder of shares of Jacobs common stock, par value $1.00 per share, (the “Jacobs Common Stock”) was entitled to receive one share of SpinCo Common Stock for each share of Jacobs common stock held as of the record date, September 23, 2024 (the “Distribution”), and (iii) finally, Amentum Parent Holdings LLC merged with and into SpinCo, with SpinCo surviving the merger (the “Merger” and together with the Separation and the Distribution, the “Separation Transaction”).
As a result of the Separation, substantially all SpinCo Business-related assets and liabilities have been separated and distributed (the "Disposal Group"). The Company determined that the Disposal Group should be reported as discontinued operations in accordance with ASC 205-20, Discontinued Operations because their disposal represents a strategic shift that had a major effect on the Company's operations and financial results. As such, the financial results of the SpinCo Business are reflected in the Company's Consolidated Statements of Earnings as well as relevant disclosures as discontinued operations for all periods presented. Additionally, current and non-current assets and liabilities of the Disposal Group are reflected as held for spin in the Consolidated Balance Sheet as of September 29, 2023 and no amounts remain held for spin as of September 27, 2024. See Note 14- Discontinued Operations for more information.

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
On November 19, 2021, Jacobs acquired BlackLynx, a provider of high-performance software, to complement Jacobs' portfolio of digital solutions. The Company paid total base consideration of approximately $235.4 million in cash to the former owners of BlackLynx. In conjunction with the acquisition, the Company also paid off BlackLynx's debt of approximately $5.3 million simultaneously with the consummation of the acquisition. The Company has recorded its final purchase price allocation associated with the acquisition, which is summarized in Note 16- Other Business Combinations.
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

JACOBS SOLUTIONS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
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
    Back charges to suppliers or subcontractors are recognized as a reduction of cost when it is determined that recovery of such cost is probable, and the amounts can be reliably estimated. Disputed back charges are recognized when the same requirements described above have been satisfied.
Variable Consideration
The nature of the Company’s contracts gives rise to several types of variable consideration, including claims and unpriced change orders; awards and incentive fees; and liquidated damages and penalties. The Company recognizes revenue for variable consideration when it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur. The Company estimates the amount of revenue to be recognized on variable consideration using the expected value (i.e., the sum of a probability-weighted amount) or the most likely amount method, whichever is expected to better predict the amount. Factors considered in determining whether revenue associated with claims (including change orders in dispute and unapproved change orders in regard to both scope and price) should be recognized include the following: (a) the contract or other evidence provides a legal basis for the claim, (b) additional costs were caused by circumstances that were unforeseen at the contract date and not the result of deficiencies in the company’s performance, (c) claim-related costs are identifiable and considered reasonable in view of the work performed, and (d) evidence supporting the claim is objective and verifiable. If the requirements for recognizing revenue for claims or unapproved change orders are met, revenue is recorded only when the costs associated with the claims or unapproved change orders have been incurred and only up to the amount of consideration that is probable of not being reversed.
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
The assets of a joint venture are available for use for the obligations of the particular joint venture and not for general operations of the Company. Our risk of loss on these arrangements is usually shared with our partners. The liability of each partner is usually joint and several, which means that each partner may become liable for the entire risk of loss on the project. Furthermore, on some of our projects, the Company has granted guarantees which may encumber both our contracting subsidiary company and the Company for the entire risk of loss on the project. The Company is unable to estimate the maximum potential amount of future payments that we could be required to make under outstanding performance guarantees related to joint venture projects due to a number of factors, including but not limited to, the nature and extent of any contractual defaults by our joint venture partners, resource availability, potential performance delays caused by the defaults, the location of the projects, and the terms of the related contracts. See Note 19 - Contractual Guarantees, Litigation, Investigations and Insurance for further discussion.

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
Certain other assets and liabilities, such as forward contracts and interest rate swap agreements we purchased as cash-flow hedges discussed in Note 18- Commitments and Contingencies and Derivative Financial Instruments and the Company's investment in Amentum ordinary shares discussed in Note 14- Discontinued Operations are required to be carried in our Consolidated Financial Statements at Fair Value.
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

JACOBS SOLUTIONS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
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
The fair values for the asset groups relating to the impairment assessment of long-lived assets (see Note 10- Leases) were estimated primarily using discounted cash flow models (income approach) with Level 3 inputs. The significant assumptions used in estimating fair value include the expected downtime prior to the commencement of future subleases, projected sublease income over the remaining lease periods and discount rates that reflects the level of risk associated with receiving future cash flows.
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
Cash Equivalents
We consider all highly liquid investments with original maturities of less than three months to be cash equivalents. Cash equivalents at September 27, 2024 and September 29, 2023 consisted primarily of money market mutual funds and overnight bank deposits.
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

JACOBS SOLUTIONS INC. AND SUBSIDIARIES
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
Property, Equipment, and Improvements
Property, equipment and improvements are carried at cost, and are shown net of accumulated depreciation and amortization in the accompanying Consolidated Balance Sheets. Depreciation and amortization are computed primarily by using the straight-line method over the estimated useful lives of the assets. The cost of leasehold improvements is amortized using the straight-line method over the lesser of the estimated useful life of the asset or the remaining term of the related lease. Estimated useful lives range from 20 to 40 years for buildings, from 3 to 10 years for equipment and from 1 to 14 years for leasehold improvements.
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
We perform our annual goodwill impairment assessment as of the first day of the fourth fiscal quarter each year. We begin with the qualitative assessment of whether it is more likely than not that a reporting unit’s fair value is less than its carrying value before applying the quantitative assessment described below. If it is determined through the evaluation of events or circumstances that the carrying value may not be recoverable, the Company then compares the fair value of the related reporting unit with its carrying amount. If the carrying amount of a reporting unit exceeds its fair value, an impairment loss is recognized. For the 2024 fiscal year, we performed a quantitative impairment test of the historical DVS reporting unit as of the beginning of the fourth quarter and determined that the fair value of the reporting unit exceeded its carrying value. For the remaining reporting units, we determined that the fair values significantly exceeded their carrying values and an analysis beyond the qualitative level was not considered necessary.
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
The Company’s right-of use assets and lease liabilities relate to real estate, project assets used in connection with long-term construction contracts, IT assets and vehicles. The Company’s leases have remaining lease terms of less than one year to nineteen years. The Company’s lease obligations are primarily for the use of office space and are primarily operating leases. Certain of the Company’s leases contain renewal, extension, or termination options. The Company assesses each option on an individual basis and will only include options reasonably certain of exercise in the lease term. The Company generally considers the base term to be the term provided in the contract. None of the Company’s lease agreements contain material options to purchase the leased property, material residual value guarantees, or material restrictions or covenants.
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
We measure our defined benefit plan assets and obligations as of the end of the month closest to their fiscal year end, which is September 27, 2024 as the alternative measurement date in accordance with FASB guidance ASU 2015-04, Compensation Retirement Benefit (Topic 715): Practical Expedient for the Measurement Date of an Employer’s Defined Benefit Obligation and Plan Asset. This guidance allows employers with fiscal year ends that do not coincide with a calendar month end to make an accounting policy election to measure defined benefit plan assets and obligations as of the end of the month closest to their fiscal year end.

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

JACOBS SOLUTIONS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
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
New Accounting Pronouncements
ASU 2023-09, Income Taxes, (Topic 740): Improvements to Income Tax Disclosures, provides qualitative and quantitative updates to the Company's effective income tax rate reconciliation and income taxes paid disclosures, among others, in order to enhance the transparency of income tax disclosures, including consistent categories and greater disaggregation of information in the rate reconciliation and disaggregation by jurisdiction of income taxes paid. The amendments in ASU 2023-09 are effective for fiscal years beginning after December 15, 2024, with early adoption permitted. The amendments should be applied prospectively; however, retrospective application is also permitted. ASU 2023-09 will be effective for the Company's annual fiscal 2026 period. The Company has identified and is implementing changes to processes and internal controls to meet the standard’s updated reporting and disclosure requirements.
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
3.Revenue Accounting for Contracts
Disaggregation of Revenues

JACOBS SOLUTIONS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
Our revenues are principally derived from contracts to provide a diverse range of technical, professional, and construction services to a large number of industrial, commercial, and governmental clients. We provide a broad range of engineering, design, and architectural services; construction and construction management services; operations and maintenance services; and technical, digital, process, scientific and systems consulting services. We provide our services through offices and subsidiaries located primarily in North America, Europe, the Middle East, India, Australia, Africa, and Asia. We provide our services under cost-reimbursable and fixed-price contracts. Our contracts are with many different customers in numerous industries. Refer to Note 20 - Segment Information for additional information on how we disaggregate our revenues by reportable segment.
The following table further disaggregates our revenue by geographic area for the years ended September 27, 2024, September 29, 2023 and September 30, 2022 (in thousands):

	For the Years Ended
	September 27, 2024	September 29, 2023	September 30, 2022
Revenues:
United States	$7,178,610	$6,511,371	$5,699,224
Europe	2,689,298	2,704,684	2,672,215
Canada	261,682	266,926	268,418
Asia	132,658	133,670	139,896
India	152,591	164,212	114,235
Australia and New Zealand	549,571	558,096	570,481
Middle East and Africa	536,531	512,461	318,605
Total	$11,500,941	$10,851,420	$9,783,074
The following table presents the revenues earned directly or indirectly from the U.S. federal government and its agencies, expressed as a percentage of total revenues:

For the Years Ended
September 27, 2024	September 29, 2023	September 30, 2022
10%	9%	8%

Contract Liabilities
Contract liabilities represent amounts billed to clients in excess of revenue recognized to date. Revenue recognized for the year ended September 27, 2024 that was previously included in the contract liability balance on September 29, 2023 was $521 million. Revenue recognized for the year ended September 29, 2023 that was previously included in the contract liability balance on September 30, 2022 was $449 million.
Remaining Performance Obligations
The Company’s remaining performance obligations as of September 27, 2024 represent a measure of the total dollar value of work to be performed on contracts awarded and in progress. The Company had approximately $13.7 billion in remaining performance obligations as of September 27, 2024. The Company expects to recognize 53% of our remaining performance obligations within the next twelve months and the remaining 47% thereafter. The majority of the remaining performance obligations after the first twelve months are expected to be recognized over a four-year period.
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

JACOBS SOLUTIONS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
4.Earnings Per Share and Certain Related Information
Basic and Diluted Earnings Per Share
Basic and diluted earnings per share (“EPS”) are computed using the two-class method, which is an earnings allocation method that determines EPS for common shares and participating securities. The undistributed earnings are allocated between common shares and participating securities as if all earnings had been distributed during the period. Participating securities and common shares have equal rights to undistributed earnings. Net earnings used for the purpose of determining basic and diluted EPS is determined by taking net earnings, less earnings available to participating securities and the preferred redeemable noncontrolling interests redemption value adjustment associated with the PA Consulting transaction in fiscal 2024.

JACOBS SOLUTIONS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
The following table reconciles the denominator used to compute basic EPS to the denominator used to compute diluted EPS for the years ended September 27, 2024, September 29, 2023 and September 30, 2022 (in thousands):

	For the Years Ended
	September 27, 2024	September 29, 2023	September 30, 2022
Numerator for Basic and Diluted EPS:
Net earnings attributable to Jacobs from continuing operations	$612,804	$379,125	$354,164
Redeemable Noncontrolling interests redemption value adjustment (See Note 15- PA Consulting Business Combination)	(10,274)	8,340	—
Net earnings from continuing operations allocated to common stock for EPS calculation	$602,530	$387,465	$354,164

Net earnings from discontinued operations allocated to common stock for EPS calculation	$193,289	$286,652	$289,875

Net earnings allocated to common stock for EPS calculation	$795,819	$674,117	$644,039

Denominator for Basic and Diluted EPS:

Shares used for calculating basic EPS attributable to common stock	125,324	126,607	128,665

Effect of dilutive securities:
Stock compensation plans	557	607	780
Shares used for calculating diluted EPS attributable to common stock	125,881	127,214	129,445

Net Earnings Per Share:
Basic Net Earnings from Continuing Operations Per Share	$4.81	$3.06	$2.75
Basic Net Earnings from Discontinued Operations Per Share	$1.54	$2.26	$2.25
Basic Earnings Per Share:	$6.35	$5.32	$5.01
Diluted Net Earnings from Continuing Operations Per Share	$4.79	$3.05	$2.74
Diluted Net Earnings from Discontinued Operations Per Share	$1.54	$2.25	$2.24
Diluted Earnings Per Share:	$6.32	$5.30	$4.98

Note: Earnings per share amounts may not add due to rounding
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

JACOBS SOLUTIONS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
The 2020 Repurchase Authorization expired on January 15, 2023. On January 25, 2023, the Company's Board of Directors authorized an incremental share repurchase program of up to $1.0 billion of the Company's common stock, to expire on January 25, 2026 (the "2023 Repurchase Authorization"). At September 27, 2024, the Company had $472.2 million remaining under the 2023 Repurchase Authorization.
The following table summarizes repurchase activity under the 2020 Repurchase Authorization during fiscal 2023 through expiration during the second fiscal quarter of 2023:

Amount Authorized (2020 Repurchase Authorization)	Average Price Per Share (1)	Shares Repurchased	Total Shares Retired
$1,000,000,000	$113.56	1,237,688	1,237,688
(1)Includes commissions paid and excise tax due under the Inflation Reduction Act of 2022 and calculated at the average price per share.

The following table summarizes the activity under the 2023 Repurchase Authorization during fiscal 2024:

Amount Authorized (2023 Repurchase Authorization)	Average Price Per Share (1)	Shares Repurchased	Total Shares Retired
$1,000,000,000	$139.47	2,887,173	2,887,173
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
Dividends
On September 26, 2024, the Company’s Board of Directors declared a quarterly dividend of $0.29 per share of the Company’s common stock, which was paid on November 22, 2024, to shareholders of record on the close of business on October 25, 2024. Future dividend declarations are subject to review and approval by the Company’s Board of Directors.
Dividends paid through September 27, 2024 and the preceding fiscal year are as follows:

JACOBS SOLUTIONS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Declaration Date	Record Date	Payment Date	Cash Amount (per share)
July 11, 2024	July 26, 2024	August 23, 2024	$0.29
May 2, 2024	May 24, 2024	June 21, 2024	$0.29
January 25, 2024	February 23, 2024	March 22, 2024	$0.29
September 28, 2023	October 27, 2023	November 9, 2023	$0.26
July 6, 2023	July 28, 2023	August 25, 2023	$0.26
April 27, 2023	May 26, 2023	June 23, 2023	$0.26
January 25, 2023	February 24, 2023	March 24, 2023	$0.26

5.Goodwill and Intangibles
As a result of the Separation Transaction, the historical carrying value of the goodwill associated with the Disposal Group is now reported as held for spin as of September 29, 2023. The remaining historical carrying value of goodwill for the Divergent Solutions business was realigned into the Infrastructure & Advanced Facilities operating segment based on a relative fair value basis. The carrying value of goodwill associated with continuing operations and appearing in the accompanying Consolidated Balance Sheets September 27, 2024 and September 29, 2023 was as follows (in thousands):

	Infrastructure & Advanced Facilities	PA Consulting	Total
Balance September 29, 2023	$3,349,451	$1,294,636	$4,644,087
Foreign currency translation and other	13,309	130,785	144,094
Balance September 27, 2024	$3,362,760	$1,425,421	$4,788,181
The following table provides certain information related to the Company’s acquired intangibles in the accompanying Consolidated Balance Sheets for the year ended September 27, 2024 (in thousands):

	Customer Relationships, Contracts and Backlog	Developed Technology	Trade Names	Total
Balances, September 29, 2023	$732,667	$43,411	$174,706	$950,784
Amortization	(127,175)	(12,091)	(13,401)	(152,667)
Acquired	—	—	14,000	14,000
Foreign currency translation and other	46,402	195	16,180	62,777
Balances, September 27, 2024	$651,894	$31,515	$191,485	$874,894
Weighted Average Amortization Period (years)	7	4	16	8
The weighted average amortization period includes the effects of foreign currency translation.

JACOBS SOLUTIONS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
The following table presents estimated amortization expense of intangible assets for fiscal 2025 and for the succeeding years.

Fiscal Year	(in millions)
2025	$158.4
2026	138.7
2027	108.6
2028	98.2
2029	98.2
Thereafter	272.8
Total	$874.9
6.Other Financial Information
Receivables and contract assets
The following table presents the components of receivables and contract assets appearing in the accompanying Consolidated Balance Sheets at September 27, 2024 and September 29, 2023 as well as certain other related information (in thousands):

	September 27, 2024	September 29, 2023
Components of receivables and contract assets:
Amounts billed, net	$1,278,980	$1,128,955
Unbilled receivables and other	1,132,980	990,905
Contract assets	433,492	311,081
Total receivables and contract assets, net	$2,845,452	$2,430,941
Property, Equipment and Improvements, Net
The following table presents the components of our property, equipment and improvements, net at September 27, 2024 and September 29, 2023 (in thousands):

	September 27, 2024	September 29, 2023
Land	$69	$112
Buildings	45,747	41,569
Equipment	702,680	593,458
Leasehold improvements	165,043	152,541
Construction in progress	7,183	12,321
	920,722	800,001
Accumulated depreciation and amortization	(605,092)	(520,252)
	$315,630	$279,749

JACOBS SOLUTIONS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
The following table presents our property, equipment and improvements, net by geographic area for the years ended September 27, 2024 and September 29, 2023 (in thousands):

	September 27, 2024	September 29, 2023
Property, equipment and improvements, net:
United States	$132,780	$145,828
Europe	133,050	89,865
Canada	5,389	4,812
Asia	4,016	3,358
India	10,127	12,583
Australia and New Zealand	22,550	14,802
Middle East and Africa	7,718	8,501
Total	$315,630	$279,749
See discussion in Note 10- Leases, regarding impairments recorded in the year ended September 29, 2023 relating to the Company's real estate lease portfolio and related property, equipment and improvements, net.
Accrued Liabilities
The following table presents the components of accrued liabilities shown in the accompanying Consolidated Balance Sheets at September 27, 2024 and September 29, 2023 (in thousands):

	September 27, 2024	September 29, 2023
Accrued payroll and related liabilities	$634,931	$613,598
Insurance liabilities	54,592	63,498
Income, sales and other tax accruals	134,990	81,312
Dividends payable	37,485	34,342
Other	225,766	182,442
Total	$1,087,764	$975,192

JACOBS SOLUTIONS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
Accumulated Other Comprehensive Income (Loss)
The following table presents the Company's roll forward of accumulated income (loss) after-tax for the years ended September 27, 2024 and September 29, 2023 (in thousands):

	Change in Pension and Retiree Medical Plan Liabilities	Foreign Currency Translation Adjustment (1)	Gain/(Loss) on Cash Flow Hedges (2)	Total
Balance at September 30, 2022	$(307,395)	$(786,040)	$118,305	$(975,130)
Other comprehensive (loss) income	(18,485)	150,103	15,006	146,624
Reclassifications from other comprehensive income (loss)	188	—	(29,636)	(29,448)
Balance at September 29, 2023	$(325,692)	$(635,937)	$103,675	$(857,954)
Other comprehensive (loss) income	(45,190)	211,702	(8,166)	158,346
Reclassifications from other comprehensive income (loss)	192	—	(54,506)	(54,314)
Distribution of SpinCo Business	$(247)	$54,719	$—	$54,472
Balance at September 27, 2024	$(370,937)	$(369,516)	$41,003	$(699,450)
(1)Included in the overall foreign currency translation adjustment for the years ended September 27, 2024 and September 29, 2023 is $(8.9) million and $(67.4) million, respectively, in unrealized losses on long-term foreign currency denominated intercompany loans not anticipated to be settled in the foreseeable future.
(2)Included in the Company’s cumulative net unrealized gains from interest rate swaps recorded in accumulated other comprehensive income as of September 27, 2024 and September 29, 2023 were approximately $5.9 million and $22.6 million, respectively in unrealized gains, net of taxes, which are expected to be realized in earnings during the twelve months subsequent to September 27, 2024.
7.Income Taxes
The following table presents the components of our consolidated income taxes for continuing operations for years ended September 27, 2024, September 29, 2023 and September 30, 2022 (in thousands):

	For the Years Ended
	September 27, 2024	September 29, 2023	September 30, 2022
Current income tax expense (benefit) from continuing operations:
Federal	$102,702	$13,852	$(87,163)
State	46,881	16,825	(6,529)
Foreign	100,421	142,177	53,980
Total current tax expense (benefit) from continuing operations	250,004	172,854	(39,712)
Deferred income tax (benefit) expense from continuing operations:
Federal	(99,686)	(28,779)	49,093
State	(32,068)	4,534	17,015
Foreign	13,243	(47,273)	39,932
Total deferred tax (benefit) expense from continuing operations	(118,511)	(71,518)	106,040
Consolidated income tax expense from continuing operations	$131,493	$101,336	$66,328
Deferred taxes reflect the tax effects of temporary differences between the amounts recorded as assets and liabilities for financial reporting purposes and the comparable amounts recorded for income tax purposes. Deferred tax assets and liabilities are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

JACOBS SOLUTIONS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
The following table presents the components of our net deferred tax (liabilities) assets at September 27, 2024 and September 29, 2023 (in thousands):

	September 27, 2024	September 29, 2023
Deferred tax assets:
Other employee benefit plans	$110,377	$108,379
Net operating losses	259,335	265,377
Foreign tax credit	42,394	68,874
Lease liability	93,488	102,701
Unrealized foreign exchange loss	11,891	32,090
Other	10,178	1,993
Valuation allowance	(217,397)	(199,892)
Gross deferred tax assets	310,266	379,522
Deferred tax liabilities:
Depreciation and amortization	(130,582)	(242,366)
Lease right of use asset	(41,817)	(42,440)
Partnership investment	—	(61,614)
Hedge investments	(13,862)	(34,045)
Unrealized foreign exchange gain	(12,598)	(31,205)
Other	(32,656)	(36,252)
Gross deferred tax liabilities	(231,515)	(447,922)
Net deferred tax assets (liabilities)	$78,751	$(68,400)

Valuation allowances are recorded to reduce deferred tax assets to the amount that is more likely than not to be realized based on an assessment of positive and negative evidence, including estimates of future taxable income necessary to realize future deductible amounts. The Company's total valuation allowances were $217.4 million at September 27, 2024 and $199.9 million at September 29, 2023. This change in the valuation allowances is attributable primarily to a $10.3 million valuation allowance increase due to the change in the realizability of foreign tax credits, a $51.2 million increase due to a capital loss in Australia, offset by a $20.3 million valuation allowance decrease as a result of expiring foreign tax credits and a $26.0 million net operating loss utilization for other foreign assessable income, with an increase of $2.2 million related to various other items.
At September 27, 2024 and September 29, 2023, the Company's domestic and international net operating loss (NOL) carryforwards totaled $915.6 million and $918.7 million, resulting in an NOL deferred tax asset of $259.3 million and $265.4 million, respectively. The Company's net operating losses have various expiration periods between 2025 and indefinite periods. At September 27, 2024, the Company has foreign tax credit carryforwards of $42.4 million (which has a partial valuation allowance of $25.1 million) with $9.5 million expected to expire in 2025 and the remaining by 2033.

JACOBS SOLUTIONS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
The following table reconciles total income tax expense from continuing operations using the statutory U.S. federal income tax rate to the consolidated income tax expense for continuing operations shown in the accompanying Consolidated Statements of Earnings for the years ended September 27, 2024, September 29, 2023 and September 30, 2022 (dollars in thousands):

	For the Years Ended
	September 27, 2024	%	September 29, 2023	%	September 30, 2022	%
Statutory amount	$163,230	21.0%	$109,405	21.0%	$100,274	21.0%
State taxes, net of the federal benefit	21,615	2.8%	13,938	2.7%	9,982	2.1%
Exclusion of tax on non-controlling interests	(5,230)	(0.7)%	(5,461)	(1.0)%	(6,871)	(1.4)%
Foreign:
Difference in tax rates of foreign operations	17,891	2.3%	4,583	0.9%	(2,514)	(0.5)%
(Benefit)/Expense from foreign valuation allowance change	(27,780)	(3.6)%	(1,305)	(0.3)%	3,043	0.6%
U.S. tax cost of foreign operations	72,887	9.4%	68,662	13.2%	37,443	7.8%
Derecognition of deferred tax liabilities related to investment in Australian partnership	(61,614)	(7.9)%	—	—%	—	—%
Other Includable Income	25,952	3.3%	—	—%	—	—%
Tax differential on foreign earnings	27,336	3.5%	71,940	13.8%	37,972	7.9%
Foreign tax credits	(33,402)	(4.3)%	(36,180)	(6.9)%	(29,468)	(6.2)%
Tax Rate Change	(147)	—%	(9,913)	(1.9)%	3,210	0.7%
Valuation allowance	12,339	1.6%	(7,169)	(1.4)%	(59,121)	(12.4)%
Uncertain tax positions	(1,153)	(0.1)%	(38,844)	(7.5)%	(1,439)	(0.3)%
Other items:
Disallowed officer compensation	5,394	0.7%	7,081	1.4%	6,034	1.3%
Research and Development Credit	(17,110)	(2.2)%	(2,133)	(0.4)%	(1,952)	(0.4)%
Transaction Costs	8,500	1.1%	4	—%	1,806	0.4%
Non-taxable Mark-to-Market Adjustment for Amentum Investment	(39,255)	(5.1)%	—	—%	—	—%
Other items – net	(10,624)	(1.4)%	(1,332)	(0.3)%	5,901	1.2%
Total other items	(53,095)	(6.8)%	3,620	0.7%	11,789	2.5%
Income taxes from continuing operations	$131,493	16.9%	$101,336	19.5%	$66,328	13.9%
Note: Certain amounts have been reclassified to conform to the current year presentation.
The following table presents the components of our consolidated earnings from continuing operations before taxes for the years ended September 27, 2024, September 29, 2023 and September 30, 2022 (in thousands):

	For the Years Ended
	September 27, 2024	September 29, 2023	September 30, 2022
United States earnings	$333,902	$115,509	$137,242
Foreign earnings	443,384	405,466	340,255
	$777,286	$520,975	$477,497

We do not record a deferred tax liability for unremitted earnings of our foreign subsidiaries to the extent that the earnings meet the indefinite reversal criteria. The decision as to the amount of unremitted earnings that we intend to maintain in non-U.S. subsidiaries considers items including, but not limited to, forecasts and budgets of financial needs of cash for working capital, liquidity plans, and expected cash requirements in the U.S. As of September 27, 2024, we had not recognized a deferred tax liability on approximately $194.4 million of undistributed earnings for certain foreign subsidiaries, because these earnings are intended to be indefinitely reinvested. If such earnings were distributed, some countries may impose additional taxes. The Company also has various long-term foreign currency denominated intercompany loans not anticipated to be settled in the foreseeable future, which are considered indefinitely reinvested as

JACOBS SOLUTIONS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
they are viewed as part of the Company’s net investment in the subsidiary. The unrecognized deferred tax liability (the amount payable if distributed) for both the unremitted earnings and intercompany loans, which are indefinitely reinvested, is approximately $15.5 million.
In December 2021, the Organization for Economic Cooperation and Development “"OEC”") released the Pillar Two Model Rules (also referred to as the global minimum tax or Global Anti-Base Erosion “"GloBE”" rules), which were designed to ensure large multinational enterprises pay a minimum 15 percent level of tax on the income arising in each jurisdiction in which they operate. Several jurisdictions in which we operate have enacted these rules, which are effective for the first quarter of the fiscal year ending September 26, 2025. The Company is continually monitoring developments and evaluating the potential impacts. At this time, the Company does not anticipate a material impact to income tax expense as a result of implementation of these rules.
The Company accounts for unrecognized tax benefits in accordance with ASC Topic 740, Income Taxes. It accounts for interest and penalties on unrecognized tax benefits as interest and penalties reported above the line (i.e., not as part of income tax expense). The main driver of the current year increase relates to uncertain tax positions on R&D credits, which is offset by the release of uncertain tax positions whose statute of limitation expired during FY24. At September 27, 2024 and September 29, 2023, if recognized, $27.1 million and $28.4 million, respectively, would affect the Company’s consolidated effective income tax rate. The Company had $22.6 million and $37.7 million in accrued interest and penalties at September 27, 2024 and September 29, 2023, respectively. The Company estimates that, within twelve months, we may realize a decrease in our uncertain tax positions of approximately $4.9 million as a result of concluding various tax audits and closing tax years.
The amount of income taxes the Company pays is subject to ongoing audits by tax jurisdictions around the world. In the normal course of business, the Company is subject to examination by taxing authorities worldwide, including such major jurisdictions as Australia, Canada, India, the Netherlands, the United Kingdom, and the United States. As of September 27, 2024, the Company has certain US tax returns open to audit from 2009 through 2011 and 2019 through 2023. For the jurisdictions outside the US, primarily UK and Australia, various returns are open for audit for tax years 2014 through 2023. Although the Company believes the reserves established for the tax positions are reasonable, the outcome of tax audits could be materially different, both favorably and unfavorably.
The following table presents the reconciliation of the beginning and ending amount of unrecognized tax benefits, for continuing operations, for the years ended September 27, 2024, September 29, 2023 and September 30, 2022 (in thousands):

	For the Years Ended
	September 27, 2024	September 29, 2023	September 30, 2022
Balance, beginning of year	$32,319	$82,446	$107,186
Acquisitions	—	—	192
Additions based on tax positions related to the current year	6,572	1,190	1,136
Additions for tax positions of prior years	5,750	2,537	1,207
Reductions for tax positions of prior years	(11,755)	(53,854)	(3,672)
Settlements	—	—	(23,603)
Balance, end of year	$32,886	$32,319	$82,446

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

	September 27, 2024	September 29, 2023
Current assets	$161.9	$151.8
Total assets	$161.9	$151.8
Current liabilities	$122.7	$134.4
Total liabilities	$122.7	$134.4

	For the Years Ended
	September 27, 2024	September 29, 2023	September 30, 2022
Revenue	$472.0	$485.5	$494.7
Direct cost of contracts	(431.2)	(443.1)	(446.0)
Gross profit	40.8	42.4	48.7
Net earnings	$40.8	$42.4	$48.7
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
For the proportionate consolidated VIEs, the carrying value of assets and liabilities was $138.8 million and $138.0 million as of September 27, 2024, respectively, and $113.6 million and $119.3 million as of September 29, 2023, respectively. For those joint ventures accounted for under the equity method, the Company's investment balances for the joint venture is included in other noncurrent assets: miscellaneous on the balance sheet and the Company’s pro rata share of net income is included in revenue. In limited cases, there are basis differences between the equity in the joint venture and Jacobs' investment created when Jacobs purchased their share of the joint venture. These basis differences are amortized based on an internal allocation to underlying net assets, excluding allocations to goodwill. Our investments in equity method joint ventures on the Consolidated Balance Sheets as of September 27, 2024 and September 29, 2023 were a net asset of $36.6 million and $32.1 million, respectively. During the years ended September 27, 2024, September 29, 2023, and September 30, 2022, we recognized income from equity method joint ventures of $11.9 million, $3.1 million, and $8.1 million, respectively.
Accounts receivable from unconsolidated joint ventures accounted for under the equity method is $12.3 million and $11.4 million as of September 27, 2024 and September 29, 2023, respectively.

JACOBS SOLUTIONS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
9.Borrowings
The following table presents certain information regarding the Company’s long-term debt at September 27, 2024 and September 29, 2023 (dollars in thousands):

	Interest Rate	Maturity	September 27, 2024	September 29, 2023
Revolving Credit Facility	Benchmark + applicable margin (1) (2)	February 2028	$140,000	$10,000
2021 Term Loan Facility - USD Portion	Benchmark + applicable margin (1) (3)	February 2026	120,000	120,000
2021 Term Loan Facility - GBP Portion	Benchmark + applicable margin (1) (3)	September 2025	870,415	794,170
2020 Term Loan Facility	Benchmark + applicable margin (1) (4)	March 2025	—	854,246
Fixed-rate:
5.9% Bonds, due 2033	5.9% (5)	March 2033	500,000	500,000
6.35% Bonds, due 2028	6.35%	August 2028	600,000	600,000

Less: Current Portion (6)			(870,415)	(51,773)
Less: Deferred Financing Fees			(11,406)	(13,172)
Total Long-term debt, net			$1,348,594	$2,813,471
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
(2)Depending on the Company’s Consolidated Leverage Ratio or Debt Rating (each as defined in the Revolving Credit Facility (defined below)), U.S. dollar denominated borrowings under the Revolving Credit Facility bear interest at either a SOFR rate plus a margin of between 0.975% and 1.725% or a base rate plus a margin of between 0% and 0.625%.The applicable SOFR rates or LIBOR rate for the prior fiscal year end, including applicable margins, at September 27, 2024 and September 29, 2023 were approximately 6.64% and 8.75%. Borrowings denominated in British pounds bear interest at an adjusted SONIA rate plus a margin of between 0.908% and 1.658%. There were no amounts drawn in British pounds as of September 27, 2024.
(3)Depending on the Company’s Consolidated Leverage Ratio or Debt Rating (each as defined in the Amended and Restated Term Loan Agreement (defined below)), U.S. dollar denominated borrowings under the 2021 Term Loan Facility bear interest at either a SOFR rate plus a margin of between 0.975% and 1.725% or a base rate plus a margin of between 0% and 0.625%. The applicable SOFR or LIBOR rate for the prior fiscal year end, including applicable margins for borrowings denominated in US Dollars at September 27, 2024 and September 29, 2023, was approximately 6.52% and 6.68%. Borrowings denominated in British pounds bear interest at an adjusted SONIA rate plus a margin of between 0.908% and 1.658%, which was approximately 6.23% and 6.47% at September 27, 2024 and September 29, 2023, respectively.
(4)Depending on the Company’s Consolidated Leverage Ratio or Debt Rating (each as defined in the 2020 Term Loan Agreement), U.S. dollar denominated borrowings under the 2020 Term Loan Facility bear interest at either a SOFR rate plus a margin of between 0.975% and 1.725% or a base rate plus a margin of between 0% and 0.625%. The applicable SOFR or LIBOR rate for the prior fiscal year end, including applicable margins for borrowings denominated in US Dollars at September 29, 2023 were approximately 6.68%. Borrowings denominated in British pounds bear interest at an adjusted SONIA rate plus a margin between 0.908% and 1.658%, which was approximately 6.47% at September 29, 2023. During the fourth quarter of fiscal 2024, the Company repaid the outstanding USD and GBP portions of the 2020 Term Loan Facility.
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
(6)Balance as of September 27, 2024 is associated with the September 1, 2025 scheduled maturity of the 2021 Term Loan Facility, which was reclassified from long-term debt in September 2024. Previously reported balance as of September 29, 2023 was comprised of the 2020 Term Loan quarterly principal repayments of 1.25%, or $9.1 million and £3.1 million, of the aggregate initial principal amount borrowed, totaling $51.8 million in U.S. dollars for the subsequent twelve months.

JACOBS SOLUTIONS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
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
The Company and JEGI maintain an unsecured delayed draft term loan facility (the “2021 Term Loan Facility”) established under an amended and restated term loan agreement dated February 6, 2023 (the "Amended and Restated Term Loan Agreement"), by and among the Company and JEGI and a syndicate of banks and financial institutions. JEGI borrowed $200.0 million and £650.0 million of term loans under the 2021 Term Loan Facility (reflecting scheduled maturities in February 2026 and September 2025, respectively) and the proceeds of such term loans were used primarily to fund JEGI's investment in PA Consulting. The Amended and Restated Term Loan Agreement amended and restated the term loan agreement dated January 15, 2021, by and among JEGI and a syndicate of U.S. banks and financial institutions to, among other things: (a) extend the maturity date of the U.S. dollar term loan to February 6, 2026 and the British sterling term loan to September 1, 2025, (b) replace and adjust interest rates based on market conditions and incorporate a sustainability-linked pricing adjustment, (c) increase the Consolidated Leverage Ratio financial covenant to 3.50:1.00 (subject to temporary increases to 4.00:1.00 following the closing of certain material acquisitions), (d) eliminate the net worth financial covenant, and (e) add Jacobs as a guarantor of the obligations of JEGI under the Amended and Restated Term Loan Agreement. The 2021 Term Loan facility matures in September 2025 and the related outstanding balances under this facility have been reclassified to current maturities of long-term debt in the Company’s September 27, 2024 consolidated balance sheet in the current quarter.
During the fourth quarter of fiscal 2023, the Company repaid $80.0 million of the USD portion of the 2021 Term Loan Facility.
On March 25, 2020, JEGI and Jacobs U.K., a wholly owned subsidiary of JEGI, entered into a term loan agreement (the "2020 Term Loan Agreement") with a syndicate of banks and financial institutions, which provides for an unsecured term loan facility (the “2020 Term Loan Facility”). Under the 2020 Term Loan Facility, JEGI borrowed an aggregate principal amount of $730.0 million and Jacobs U.K. borrowed an aggregate principal amount of £250.0 million. The proceeds of the term loans were used to repay an existing term loan with a maturity date of June 2020 and for general corporate purposes. On February 6, 2023, the 2020 Term Loan Agreement was amended to, among other things: (a) replace and adjust interest rates based on market conditions and incorporate a sustainability-linked pricing adjustment, (b) increase the Consolidated Leverage Ratio financial covenant to 3.50:1.00 (subject to temporary increases to 4.00:1.00 following the closing of certain material acquisitions), (c) eliminate the net worth financial covenant, and (d) add Jacobs as a guarantor of the obligations of JEGI and Jacobs U.K. During the fourth quarter of fiscal 2024, the Company repaid the outstanding USD and GBP portions of the 2020 Term Loan Facility.
The 2020 Term Loan Facility and the 2021 Term Loan Facility were together referred to as the "Term Loan Facilities".
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

On April 10, 2024, the Term Loan Facilities were amended to permit the potential exchange of Jacobs' retained equity stake in the combined company after the Separation Transaction for the effective repayment of a portion of the
Term Loan Facilities. Additionally, during the fourth quarter of fiscal 2024, in connection with the Separation Transaction, the Company repaid the outstanding USD and GBP portions of the 2020 Term Loan Facility.
We were in compliance with the covenants under the Revolving Credit Facility and Term Loan Facilities at September 27, 2024.
5.90% Bonds, due 2033
On February 16, 2023, JEGI completed an offering of $500 million aggregate principal amount of 5.90% Bonds due 2033 (the “5.90% Bonds”). The 5.90% Bonds are fully and unconditionally guaranteed by the Company (the "5.90% Bond Guarantee”). The 5.90% Bonds and the 5.90% Bonds Guarantee were offered pursuant to a prospectus supplement, dated February 13, 2023, to the prospectus dated February 6, 2023, that forms a part of the Company's and JEGI’s automatic shelf registration statement on Form S-3ASR previously filed with the Securities and Exchange Commission, and were issued pursuant to the Indenture, dated as of February 16, 2023 (the "Indenture"), between JEGI, as issuer, the Company, as guarantor, and U.S. Bank Trust Company, National Association, as trustee (the “Trustee”), as amended and supplemented by the First Supplemental Indenture, dated as of February 16, 2023 (the “First Supplemental Indenture”). Interest on the 5.90% Bonds is payable semi-annually in arrears on each March 1 and September 1, commencing on September 1, 2023, until maturity. The 5.90% Bonds bear interest at 5.9% per annum, subject to adjustments as discussed in note (5) to the table above.
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
6.35% Bonds, due 2028
On August 18, 2023, JEGI completed an offering of $600 million aggregate principal amount of 6.35% Bonds due 2028 (the “6.35% Bonds”). The 6.35% Bonds are fully and unconditionally guaranteed by the Company (the “6.35% Bonds Guarantee”). The 6.35% Bonds and the 6.35% Bonds Guarantee were offered pursuant to a prospectus supplement, dated August 15, 2023, to the prospectus dated February 6, 2023, that forms a part of the Company and JEGI’s automatic shelf registration statement on Form S-3ASR previously filed with the Securities and Exchange Commission, and were issued pursuant to the Indenture, as amended and supplemented by the Second Supplemental Indenture, dated as of August 18, 2023 (the “Second Supplemental Indenture”). Interest on the 6.35% Bonds is payable semi-annually in arrears on each February 18 and August 18, commencing on February 18, 2024, until maturity. The Notes will bear interest at a rate of 6.35% per annum and will mature on August 18, 2028. The 6.35% Bonds bear interest at 6.35% per annum.
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

JACOBS SOLUTIONS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
We believe the carrying value of the Revolving Credit Facility, the Term Loan Facilities and other debt approximates fair value based on the interest rates and scheduled maturities applicable to the outstanding borrowings. At September 27, 2024, the fair value of the 5.9% Bonds and the 6.35% Bonds is estimated to be $521.9 million and $639.7 million, respectively, based on Level 2 inputs. The fair value is determined by discounting future cash flows using interest rates available for issuances with similar terms and average maturities.
Other Arrangements
The Company has issued $0.5 million in letters of credit under the Revolving Credit Facility, leaving $2.11 billion of available borrowing capacity under the Revolving Credit Facility at September 27, 2024. In addition, the Company had issued $305.7 million under separate, committed and uncommitted letter-of-credit facilities for total issued letters of credit of $306.2 million at September 27, 2024.
During fiscal 2022, the Company entered into two treasury lock agreements with an aggregate notional value of $500.0 million to manage its expected interest rate exposure in anticipation of issuing up to $500 million of fixed rate debt. On February 13, 2023 and with the issuance of the 5.90% Bonds, the Company settled these treasury lock agreements. See Note 18- Commitments and Contingencies and Derivative Financial Instruments for more discussion around this transaction.
During fiscal 2020, the Company entered into interest rate and cross currency derivative contracts to swap a portion of our variable rate debt to fixed rate debt. See Note 18- Commitments and Contingencies and Derivative Financial Instruments for discussion regarding the Company's derivative instruments.
The following table presents the amount of interest paid by the Company during September 27, 2024, September 29, 2023 and September 30, 2022 (in thousands):

For the Years Ended
September 27, 2024	September 29, 2023	September 30, 2022
$201,199	$207,604	$88,031
10.Leases
The components of lease expense (reflected in selling, general and administrative expenses) for the years ended September 27, 2024, September 29, 2023 and September 30, 2022 were as follows (in thousands):

	September 27, 2024	September 29, 2023	September 30, 2022
Lease cost
Operating lease cost	$112,088	$112,252	$121,091
Variable lease cost	33,630	31,565	30,354
Sublease income	(19,002)	(17,943)	(15,179)
Total lease cost	$126,716	$125,874	$136,266
Supplemental information related to the Company's leases for the years ended September 27, 2024 and September 29, 2023 was as follows (in thousands):

	September 27, 2024	September 29, 2023
Cash paid for amounts included in the measurements of lease liabilities	$152,453	$151,455
Right-of-use assets obtained in exchange for new operating lease liabilities	$42,574	$67,409
Weighted average remaining lease term - operating leases	5.6 years	6.0 years
Weighted average discount rate - operating leases	3.6%	3.3%

JACOBS SOLUTIONS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
Total remaining lease payments under the Company's leases for each of the succeeding years is as follows (in thousands):

Fiscal Year	Operating Leases
2025	$137,108
2026	113,034
2027	93,876
2028	77,059
2029	57,003
Thereafter	104,808
582,888
Less Interest	(55,074)
$527,814

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

As a result of the analysis, the Company recognized impairment losses of $46.7 million and $76.1 million for the fiscal years ended September 29, 2023 and September 30, 2022, which are included in selling, general and administrative expenses in the accompanying statements of earnings. The impairment losses recorded include $40.9 million and $58.5 million related to right-of-use lease assets and $5.8 million and $17.6 million related to other long-lived assets, including property, equipment & improvements and leasehold improvements for the fiscal year ended September 29, 2023 and September 30, 2022, respectively.

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
The following table summarizes the stock issuance activity under the plans for the fiscal years ended September 27, 2024, September 29, 2023 and September 30, 2022:

	For the Years Ended
	September 27, 2024	September 29, 2023	September 30, 2022

Aggregate Purchase Price Paid for Shares Sold (in thousands):	$42,926	$40,195	$38,648

Aggregate Number of Shares Sold:	321,012	355,007	302,429

JACOBS SOLUTIONS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
At September 27, 2024, there remains 2,199,429 shares reserved for issuance under the Company's stock purchase plans.
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

	2023 SIP	1999 ODSP	Total
Number of shares authorized	29,850,000	1,100,000	30,950,000
Number of remaining shares reserved for issuance at September 27, 2024	3,185,803	117,108	3,302,911
Number of shares relating to outstanding stock options at September 27, 2024	24,615	4,314	28,929
Number of shares available for future awards:
At September 27, 2024	3,161,188	112,794	3,273,982
At September 29, 2023	3,090,407	147,056	3,237,463
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
In connection with the Separation Transaction, outstanding awards under the Stock Incentive Plans were converted into adjusted Jacobs awards for employees who continued employment with Jacobs after the closing and all employees who separated from employment prior to the closing or Amentum awards for CMS and C&I employees who transferred to Amentum and, in each case, the adjustment methodology was intended to preserve the value of the awards immediately prior to the Separation Transaction when measured immediately after the Separation Transaction. The outstanding Jacobs awards will continue to have the same terms and conditions. The adjustment to the awards did not result in material incremental compensation expense.
At September 27, 2024, the amount of compensation cost relating to non-vested awards not yet recognized in the financial statements is approximately $80.3 million. The majority of these unrecognized compensation costs will be recognized by the first quarter of fiscal 2027. The weighted average remaining contractual term of options currently exercisable is 2.2 years.

JACOBS SOLUTIONS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
Stock Options
The following table summarizes the stock option activity for the years ended September 27, 2024, September 29, 2023 and September 30, 2022:

	Number of Stock Options	Weighted Average Exercise Price
Outstanding at October 1, 2021	573,984	$45.65
Granted (1)	150,951	$12.79
Exercised	(284,502)	$43.56
Cancelled or expired	(1,084)	$21.34
Outstanding at September 30, 2022	439,349	$35.77
Exercised	(215,649)	$40.61
Cancelled or expired	(6,219)	$19.73
Outstanding at September 29, 2023	217,481	$31.43
Exercised	(132,898)	$37.25
Cancelled or expired	(7,608)	$20.44
Adjustment to Jacobs awards related to the Separation Transaction (2)	13,821	$—
Outstanding at September 27, 2024	90,796	$19.03
(1)Included in the fiscal 2022 amounts granted are options issued related to a recent business combination with strike prices lower than the then-current share price in order to derive a certain value.
(2)Represents the additional Jacobs stock options issued as a result of the equitable adjustments. The related exercise prices were also equitably adjusted.
Cash received from the exercise of stock options, net of tax remitted, during the year ended September 27, 2024 was $3.9 million.

JACOBS SOLUTIONS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
Stock options outstanding at September 27, 2024 consisted of incentive stock options and non-qualified stock options. The following table presents the total intrinsic value of stock options exercised for the fiscal years ended September 27, 2024, September 29, 2023 and September 30, 2022 (in thousands):

For the Years Ended
September 27, 2024	September 29, 2023	September 30, 2022
$13,790	$17,635	$28,149
The total intrinsic value of stock options exercisable at September 27, 2024 was approximately $8.9 million. The following table presents certain other information regarding our 2023 SIP, 1999 OSDP and StreetLight Plan for the fiscal years ended September 27, 2024, September 29, 2023 and September 30, 2022:

	September 27, 2024	September 29, 2023	September 30, 2022
At fiscal year end:
Range of exercise prices for options exercisable (1)	$9.55–$36.73	$5.64–$60.43	$5.64–$60.43
Number of options exercisable	80,509	180,911	367,624
For the fiscal year:
Range of prices relating to options exercised	$5.64–$60.43	$7.05-$60.43	$11.27-$60.43
(1)Included in the fiscal 2022 amounts granted are options issued related to a recent business combination with strike prices lower than the then-current share price in order to derive a certain value.
The following table presents certain information regarding stock options outstanding at September 27, 2024:

	September 27, 2024
	Options Outstanding
Range of Exercise Prices	Number	Weighted Average Remaining Contractual Life (years)	Weighted Average Price
$0.00 - $31.38	61,870	6.01	$11.13
$31.38 - $39.05	28,926	0.90	$35.93
	90,796	4.38	$19.03
The 1999 ODSP, the 2023 SIP, and the StreetLight Plan allow participants to satisfy the exercise price of stock options by tendering shares of Jacobs common stock that have been owned by the participants for at least six months. Shares tendered are retired, canceled, and shown as repurchases of common stock in the accompanying Consolidated Statements of Stockholders’ Equity. The weighted average remaining contractual term of options currently exercisable is 4.0 years.

JACOBS SOLUTIONS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
Restricted Stock
The following table presents the number of shares of restricted stock and restricted stock units issued as common stock under the 2023 SIP and the StreetLight Plan for the years ended September 27, 2024, September 29, 2023 and September 30, 2022:

	For the Years Ended
	September 27, 2024	September 29, 2023	September 30, 2022
Restricted stock	—	—	818
Restricted stock units (service condition)	258,720	996,345	290,582
Restricted stock units (service and performance conditions)	115,582	126,595	176,470
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
The following table presents the fair value of shares of the 2023 SIP and the StreetLight Plan (of restricted stock and restricted stock units) vested for the years ended September 27, 2024, September 29, 2023 and September 30, 2022 (in thousands):

	For the Years Ended
	September 27, 2024	September 29, 2023	September 30, 2022
Restricted Stock and Restricted Stock Units (service condition)	$75,625	$32,255	$23,077
Restricted Stock Units (service, market, and performance conditions at target)	23,286	22,060	22,678
Total	$98,911	$54,315	$45,755
The following table presents the number and weighted average grant-date fair value of restricted stock and restricted stock units at September 27, 2024:

	Number of Shares	Weighted Average Grant-Date Fair Value
Outstanding at September 29, 2023	1,890,148	$119.71
Granted	383,427	$135.14
Vested	(843,877)	$119.52
Cancelled	(83,326)	$128.58
Awards transferred to Amentum in the Separation Transaction	(66,950)	$135.07
Adjustment to Jacobs awards related to the Separation Transaction (1)	295,465	$—
Outstanding at September 27, 2024	1,574,887	$104.73
(1)Represents the additional Jacobs restricted stock and restricted stock units issued as a result of the equitable adjustments.
The following table presents the number of shares of restricted stock and restricted stock units canceled and withheld for taxes under the 2023 SIP for the years ended September 27, 2024, September 29, 2023 and September 30, 2022:

JACOBS SOLUTIONS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	For the Years Ended
	September 27, 2024	September 29, 2023	September 30, 2022
Restricted stock	—	—	—
Restricted stock units (service condition)	277,869	94,249	57,366
Restricted stock units (service and performance conditions)	101,397	39,295	31,966
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
The following table provides the number of restricted stock units outstanding at September 27, 2024 under the 2023 SIP.

September 27, 2024
Restricted stock	—
Restricted stock units (service condition)	1,080,637
Restricted stock units (service and performance conditions)	423,895
The following table presents the number of shares of restricted stock and restricted stock units issued under the 1999 ODSP for the years ended September 27, 2024, September 29, 2023 and September 30, 2022:

	For the Years Ended
	September 27, 2024	September 29, 2023	September 30, 2022
Restricted stock units (service condition)	15,647	14,031	13,785
No shares of restricted stock were issued under the 1999 ODSP during such periods.
The following table provides the number of shares of restricted stock and restricted stock units outstanding at September 27, 2024 under the 1999 ODSP:

September 27, 2024
Restricted stock	—
Restricted stock units (service condition)	70,355
All shares granted under the 1999 ODSP are issued on a 1-to-1 basis.

JACOBS SOLUTIONS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
12.Savings and Deferred Compensation Plans
Savings Plans
We sponsor various defined contribution savings plans which allow participants to make voluntary contributions by salary deduction. Such plans cover substantially all of our domestic, nonunion employees in the U.S. and are qualified under Section 401(k) of the U.S. Internal Revenue Code. Similar plans outside the U.S. cover various groups of employees of our international subsidiaries and affiliates. Several of these plans allow the Company to match, on a voluntary basis, a portion of the employee contributions. The following table presents the Company’s contributions to these savings plans for the years ended September 27, 2024, September 29, 2023 and September 30, 2022 (in thousands):

September 27, 2024	September 29, 2023	September 30, 2022
$192,588	$160,256	$136,231
Deferred Compensation Plans
Our non-qualified deferred compensation programs provide benefits payable to directors, officers, and certain key employees or their designated beneficiaries at specified future dates, upon retirement, or death. The plans are unfunded; therefore, benefits are paid from the general assets of the Company. Participants' cash deferrals earn a return based on the participants' selection of investments in several hypothetical investment options. Participants are also able to defer stock based compensation in the plans, which must remain invested in Company stock and are distributed in shares of Jacobs common stock. Since no investment diversification is permitted, changes in the fair value of Jacobs' common stock are not recognized. For the deferred compensation held in company stock, the number of shares needed to settle the liability is included in the denominator in both the basic and diluted earnings per share calculations. The following table presents the amount charged to (income)/expense for the Company’s deferred compensation plans for the years ended September 27, 2024, September 29, 2023 and September 30, 2022 (in thousands):

September 27, 2024	September 29, 2023	September 30, 2022
$(1,471)	$4,679	$1,697
The following table presents the amount relating to assets held as deferred compensation arrangement investments for the years ended September 27, 2024 and September 29, 2023 (in thousands):

	September 27, 2024	September 29, 2023
Deferred compensation arrangement investments	$183,348	$160,858
Deferred compensation arrangement investments are comprised primarily of the cash surrender value of life insurance policies and pooled-investment funds. The fair value of the pooled investment funds is derived using Level 2 inputs.
13.Pension and Other Post Retirement Benefit Plans
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
The accounting for pension and other post retirement benefit plans requires the use of assumptions and estimates in order to calculate periodic benefit cost and the value of the plans’ assets and benefit obligations. These assumptions include discount rates, investment returns, and projected salary increases, among others. The discount rates used in valuing the plans' benefit obligations were determined with reference to high quality corporate and government bonds that are appropriately matched to the duration of each plan's obligations. The expected long-term rate of return on plan assets is generally based on using country-specific simulation models which select a single outcome for expected return based on the target asset allocation. The expected long-term rates of return used in the valuation are the annual average

JACOBS SOLUTIONS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
returns generated by these assumptions over a 20-year period for each asset class based on the expected long-term rate of return of the underlying assets.
The following table sets forth the changes in the plans’ combined net benefit obligation (segregated between plans existing within and outside the U.S.) for the years ended September 27, 2024 and September 29, 2023 (in thousands):

	U.S. Plans		Non-U.S. Plans
	September 27, 2024	September 29, 2023	September 27, 2024	September 29, 2023
Net benefit obligation at the beginning of the year	$281,852	$299,503	$1,300,261	$1,365,466
Service cost	119	140	8,922	6,926
Interest cost	15,574	15,629	71,270	74,077
Participants’ contributions	—	—	91	143
Actuarial losses (gains) (1)	25,571	(6,533)	65,940	(176,207)
Benefits paid	(26,370)	(26,887)	(77,446)	(76,739)
Curtailments/settlements/plan amendments (2)	—	—	(32,496)	(1,313)
Effect of exchange rate changes and other, net	—	—	183,329	107,908
Net benefit obligation at the end of the year	$296,746	$281,852	$1,519,871	$1,300,261
(1)Actuarial losses (gains) primarily driven by change in discount rates.
(2)In fiscal 2024, we completed a termination and buy-out of the primary PA Consulting pension plan which relieves the Company of any future obligations with no impact to net income.
The following table sets forth the changes in the combined Fair Value of the plans’ assets (segregated between plans existing within and outside the U.S.) for the years ended September 27, 2024 and September 29, 2023 (in thousands):

	U.S. Plans		Non-U.S. Plans
	September 27, 2024	September 29, 2023	September 27, 2024	September 29, 2023
Fair value of plan assets at the beginning of the year	$277,583	$286,193	$1,243,025	$1,297,625
Actual returns (losses) on plan assets	42,523	18,310	111,948	(103,324)
Employer contributions	92	85	23,787	28,991
Participants’ contributions	—	—	91	143
Gross benefits paid	(26,370)	(27,005)	(77,447)	(77,070)
Curtailments/settlements/plan amendments (1)	—	—	(32,246)	(1,313)
Effect of exchange rate changes and other, net	—	—	171,435	97,973
Fair value of plan assets at the end of the year	$293,828	$277,583	$1,440,593	$1,243,025
(1)     In fiscal 2024, we completed a termination and buy-out of the primary PA Consulting pension plan which relieves the Company of any future obligations with no impact to net income.

JACOBS SOLUTIONS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The following table reconciles the combined funded statuses of the plans recognized in the accompanying Consolidated Balance Sheets at September 27, 2024 and September 29, 2023 (segregated between plans existing within and outside the U.S.) (in thousands):

	U.S. Plans		Non-U.S. Plans
	September 27, 2024	September 29, 2023	September 27, 2024	September 29, 2023
Net benefit obligation at the end of the year	$296,746	$281,852	$1,519,871	$1,300,261
Fair value of plan assets at the end of the year	293,828	277,583	1,440,593	1,243,025
Underfunded amount recognized at the end of the year	$2,918	$4,269	$79,278	$57,236
The following table presents the accumulated benefit obligation at September 27, 2024 and September 29, 2023 (segregated between plans existing within and outside the U.S.) (in thousands):

	U.S. Plans		Non-U.S. Plans
	September 27, 2024	September 29, 2023	September 27, 2024	September 29, 2023
Accumulated benefit obligation at the end of the year	$295,691	$280,956	$1,499,884	$1,285,980
The following table presents the amounts recognized in the accompanying Consolidated Balance Sheets at September 27, 2024 and September 29, 2023 (segregated between plans existing within and outside the U.S.) (in thousands):

	U.S. Plans		Non-U.S. Plans
	September 27, 2024	September 29, 2023	September 27, 2024	September 29, 2023
Prepaid benefit cost included in noncurrent assets	$—	$758	$62,056	$57,678
Accrued benefit cost included in current liabilities	90	80	6,833	5,182
Accrued benefit cost included in noncurrent liabilities	2,828	4,947	134,501	109,732
Net amount recognized at the end of the year	$2,918	$4,269	$79,278	$57,236
The following table presents the significant actuarial assumptions used in determining the funded statuses and the following year's benefit cost of the Company’s U.S. plans for the years ended September 27, 2024, September 29, 2023 and September 30, 2022:

For the Years Ended
	September 27, 2024	September 29, 2023	September 30, 2022
Discount rates	4.6% to 4.9%	5.8% to 5.9%	4.2% to 5.5%
Rates of compensation increases	3.5%	3.5%	3.5%
Expected long-term rates of return on assets	5.4% to 6.2%	4.8% to 7.0%	5.5% to 6.4%
The following table presents the significant actuarial assumptions used in determining the funded statuses and the following year's benefit cost of the Company’s non-U.S. plans for the years ended September 27, 2024, September 29, 2023 and September 30, 2022:

For the Years Ended
	September 27, 2024	September 29, 2023	September 30, 2022
Discount rates	3.4% to 7.0%	3.8% to 6.9%	2.4% to 7.4%
Rates of compensation increases	2.6% to 9.0%	2.8% to 9.0%	2.5% to 9.0%
Expected long-term rates of return on assets	4.6% to 7.8%	5.3% to 7.6%	3.3% to 7.5%

JACOBS SOLUTIONS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
The following table presents certain amounts relating to our U.S. plans recognized in accumulated other comprehensive (gain) loss at September 27, 2024, September 29, 2023 and September 30, 2022 (in thousands):

	September 27, 2024	September 29, 2023	September 30, 2022
Arising during the period:
Net actuarial losses (gains)	$1,576	$(4,032)	$578
Prior service cost	—	—	—
Total	1,576	(4,032)	578
Reclassification adjustments:
Net actuarial gains (losses)	1,031	1,335	(2,157)
Prior service benefit	(321)	(324)	(324)
Total	710	1,011	(2,481)
Total	$2,286	$(3,021)	$(1,903)
The following table presents certain amounts relating to our non-U.S. plans recognized in accumulated other comprehensive (gain) loss at September 27, 2024, September 29, 2023 and September 30, 2022 (in thousands):

	September 27, 2024	September 29, 2023	September 30, 2022
Arising during the period:
Net actuarial losses (gains)	$49,685	$27,188	$(78,705)
Prior service cost	—	—	—
Total	49,685	27,188	(78,705)
Reclassification adjustments:
Net actuarial losses	(5,601)	(4,802)	(5,492)
Prior service benefit	(1,125)	(1,068)	(1,066)
Total	(6,726)	(5,870)	(6,558)
Total	$42,959	$21,318	$(85,263)
The following table presents certain amounts relating to our plans recorded in accumulated other comprehensive loss that have not yet been recognized as components of net periodic benefit cost at September 27, 2024 and September 29, 2023 (segregated between U.S. and non-U.S. plans) (in thousands):

	U.S. Plans		Non-U.S. Plans
	September 27, 2024	September 29, 2023	September 27, 2024	September 29, 2023
Net actuarial losses	$37,552	$34,940	$310,884	$269,671
Prior service cost	47	373	22,454	20,708
Total	$37,599	$35,313	$333,338	$290,379
The following table presents the amount of accumulated comprehensive income that will be amortized against earnings as part of our net periodic benefit cost in fiscal 2025 based on 2024 exchange rates (segregated between U.S. and non-U.S. plans) (in thousands):

	U.S. Plans	Non-U.S. Plans
Unrecognized net actuarial losses	$1,482	$8,948
Unrecognized prior service cost	63	1,465
Accumulated comprehensive losses to be recorded against earnings	$1,545	$10,413
We consider various factors in developing the estimates for the expected, long-term rates of return on plan assets. These factors include the projected, long-term rates of returns on the various types of assets in which the plans invest, as

JACOBS SOLUTIONS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
well as historical returns. In general, investment allocations are determined by each plan’s trustees and/or investment committees. The objectives of the plans’ investment policies are to (i) maximize returns while preserving capital; (ii) provide returns sufficient to meet the current and long-term obligations of the plan as the obligations become due; and (iii) maintain a diversified portfolio of assets so as to reduce the risk associated with having a disproportionate amount of the plans’ total assets invested in any one type of asset, issuer or geography. None of our pension plans hold Jacobs common stock directly (although some plans may hold shares indirectly through investments in mutual funds). The plans’ weighted average asset allocations at September 27, 2024 and September 29, 2023 (the measurement dates used in valuing the plans’ assets and liabilities) were as follows:

	U.S. Plans		Non-U.S. Plans
	September 27, 2024	September 29, 2023	September 27, 2024	September 29, 2023
Equity securities	1%	3%	15%	16%
Debt securities	79%	65%	57%	50%
Real estate investments	—%	—%	6%	10%
Other	20%	32%	22%	24%
The following table presents the fair value of the Company’s Domestic U.S. plan assets at September 27, 2024, segregated by level of fair value measurement inputs within the Fair Value hierarchy promulgated by U.S. GAAP (in thousands):

	September 27, 2024
	Fair Value, Determined Using Fair Value Measurement Inputs
	Level 1	Level 2	Level 3	Investments measured at Net Asset Value	Total
Equities	$2,845	$—	$—	$—	$2,845
Domestic bonds	10,081	207,644	—	—	217,725
Overseas bonds	—	12,621	—	—	12,621
Cash and equivalents	10,723	—	—	—	10,723
Mutual funds	49,914	—	—	—	49,914
Total	$73,563	$220,265	$—	$—	$293,828

JACOBS SOLUTIONS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
The following table presents the fair value of the Company’s non-U.S. plan assets at September 27, 2024, segregated by level of fair value measurement inputs within the Fair Value hierarchy promulgated by U.S. GAAP (in thousands):

	September 27, 2024
	Fair Value, Determined Using Fair Value Measurement Inputs
	Level 1	Level 2	Level 3	Investments measured at Net Asset Value	Total
Domestic equities	$—	$61,722	$—	$1,890	$63,612
Overseas equities	—	62,988	—	89,912	152,900
Domestic bonds	—	43,563	—	—	43,563
Overseas bonds	—	697,585	—	82,512	780,097
Cash and equivalents	17,161	—	—	—	17,161
Real estate	—	12,101	42,479	39,041	93,621
Insurance contracts	—	—	62,337	—	62,337
Hedge funds	—	—	81,771	19,776	101,547
Mutual funds	—	125,755	—	—	125,755
Total	$17,161	$1,003,714	$186,587	$233,131	$1,440,593

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
The following table summarizes the changes in the fair value of the Company’s non-U.S. Pension Plans’ Level 3 assets for the years ended September 27, 2024 and September 29, 2023 (in thousands):

	Real Estate	Insurance Contracts	Hedge Funds
Balance at Balance at September 30, 2022	$102,868	$80,231	$138,603
Net purchases, sales, and settlements	(35,119)	8,587	(56,624)
Realized and unrealized gains (losses)	12,842	(13,555)	(11,532)
Effect of exchange rate changes	4,164	11,897	8,170
Balance at September 29, 2023	$84,755	$87,160	$78,617
Net purchases, sales, and settlements	(59,738)	(31,262)	(19,567)
Realized and unrealized gains	3,993	2,923	7,532
Effect of exchange rate changes	13,469	3,516	15,189
Balance at September 27, 2024	$42,479	$62,337	$81,771
The following table presents the amount of cash contributions we anticipate making into the plans during fiscal 2025 (in thousands):

	U.S. Plans	Non-U.S. Plans
Anticipated cash contributions	$—	$35,642
The following table presents the total benefit payments expected to be paid to plan participants during each of the next five fiscal years, and in total for the five years thereafter (in thousands):

	U.S. Plans	Non-U.S. Plans
2025	$29,991	$82,321
2026	28,151	81,729
2027	26,866	87,669
2028	26,456	87,469
2029	25,042	88,331
For the periods 2030 through 2034	108,571	453,880

JACOBS SOLUTIONS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
The following table presents the components of net periodic benefit cost for the Company’s U.S. plans recognized in the accompanying Consolidated Statements of Earnings for the years ended September 27, 2024, September 29, 2023 and September 30, 2022 (in thousands):

	September 27, 2024	September 29, 2023	September 30, 2022
Service cost	$119	$140	$236
Interest cost	15,574	15,629	10,350
Expected return on plan assets	(19,058)	(19,496)	(16,933)
Actuarial (gains) losses	(1,384)	(1,770)	2,861
Prior service cost	431	430	430
Net pension income, before special items	$(4,318)	$(5,067)	$(3,056)
Curtailment expense/Settlement gains	—	—	(206)
Total net periodic pension income recognized	$(4,318)	$(5,067)	$(3,262)
The following table presents the components of net periodic benefit cost for the Company’s Non-U.S. plans recognized in the accompanying Consolidated Statements of Earnings for the years ended September 27, 2024, September 29, 2023 and September 30, 2022 (in thousands):

	September 27, 2024	September 29, 2023	September 30, 2022
Service cost	$8,922	$6,926	$6,480
Interest cost	71,270	74,077	42,328
Expected return on plan assets	(76,510)	(73,387)	(71,875)
Actuarial losses	7,320	6,317	7,147
Prior service cost	1,501	1,424	1,421
Net pension cost (income), before special items	$12,503	$15,357	$(14,499)
Curtailment expense/Settlement losses	258	208	329
Total net periodic pension cost (income) recognized	$12,761	$15,565	$(14,170)
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
The following table presents the Company’s contributions to these multiemployer plans for the years ended September 27, 2024, September 29, 2023 and September 30, 2022 (in thousands):

	September 27, 2024	September 29, 2023	September 30, 2022
Europe	$1,769	$1,635	$1,548
United States	156	154	174
Contributions to multiemployer pension plans	$1,925	$1,789	$1,722

JACOBS SOLUTIONS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
14.Discontinued Operations
Separation of Critical Mission Solutions (“CMS”) and Cyber & Intelligence (“C&I”) Businesses
On September 27, 2024, Jacobs completed the previously announced Reverse Morris Trust transaction pursuant to which (i) Jacobs first transferred its CMS and portions of its DVS business to Amazon Holdco Inc., a Delaware corporation (SpinCo), which has since been renamed Amentum Holdings, Inc., (ii) Jacobs then effectuated a spin-off of SpinCo by distributing 124,084,108 shares of SpinCo Common Stock, by way of a pro rata distribution to its shareholders such that each holder of shares of Jacobs Common Stock was entitled to receive one share of SpinCo Common Stock for each share of Jacobs common stock held as of the record date, September 23, 2024, and (iii) finally, Amentum Parent Holdings LLC merged with and into SpinCo, with SpinCo surviving the merger. Amentum Holdings, Inc., as the surviving entity of the Separation Transaction is now an independent public company with common stock listed on the New York Stock Exchange under the symbol “AMTM” (“Amentum”).
In connection and in accordance with the terms of the Separation Transaction, prior to the Distribution and Merger, Jacobs received a cash payment from SpinCo of approximately $911 million, after adjustments based on the levels of cash, debt and working capital in the SpinCo Business, which is subject to final settlement between the parties, as set forth in the Merger Agreement.
Summarized Financial Information of Discontinued Operations
    The following table represents earnings from discontinued operations, net of tax (in thousands):

	For the Years Ended
	September 27, 2024	September 29, 2023	September 30, 2022
Revenues	$5,472,979	$5,500,994	$5,139,752
Direct cost of contracts	(4,692,921)	(4,738,539)	(4,392,670)
Gross profit	780,058	762,455	747,082
Selling, general and administrative expense (1)	(479,582)	(363,703)	(369,116)
Operating Profit	300,476	398,752	377,966
Other (expense) income, net (2)	(3,301)	(3,049)	20,883
Earnings Before Taxes from Discontinued Operations	297,175	395,703	398,849
Income Tax Expense	(89,737)	(94,845)	(94,574)
Net Earnings of the Group from Discontinued Operations	207,438	300,858	304,275
Net Earnings Attributable to Noncontrolling Interests from Discontinued Operations	(13,561)	(13,365)	(14,368)
Net Earnings Attributable to Jacobs from Discontinued Operations	$193,877	$287,493	$289,907
(1)The increase in selling, general and administrative expense in the year ended September 27, 2024, is primarily related to professional services and other Separation Transaction related expenses of $97.6 million.
(2)The year ended September 30, 2022, included a $13.9 million gain related to a cost method investment sold during the period and a $4 million true-up related to the wind down and full impairment of AWE Management Ltd.
The following tables represent the assets and liabilities held for spin (in thousands):

September 29, 2023
Cash and cash equivalents	$155,728
Accounts receivables and contract assets	1,127,865
Prepaid expenses and other	64,240
Current assets held for spin	$1,347,833

JACOBS SOLUTIONS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Property, Equipment and Improvements, net	$77,283
Goodwill	2,699,439
Intangibles, net	321,159
Deferred income tax assets	175
Operating lease right-of-use assets	89,527
Miscellaneous	67,949
Noncurrent assets held for spin	$3,255,532

Accounts payable	$221,448
Accrued liabilities	326,450
Operating lease liability	25,831
Contract liabilities	54,359
Current liabilities held for spin	$628,088

Liabilities relating to defined benefit pension and retirement plans	$11,263
Deferred income tax liabilities	99,802
Long-term operating lease liability	77,122
Other deferred liabilities	8,260
Noncurrent liabilities held for spin	$196,447

Notable components included in our Consolidated Statements of Cash Flows for these discontinued operations are as follows (in thousands):

	For the Years Ended
	September 27, 2024	September 29, 2023
Depreciation and amortization:
Property, equipment and improvements	$16,245	$19,075
Intangible assets	$56,839	$56,675
Deferred income taxes	$(106,424)	$(5,297)
Additions to property and equipment	$(13,067)	$(26,448)
Investment in Amentum Stock
As a result of the Separation Transaction on September 27, 2024, Jacobs held approximately 29 million of the outstanding shares of AMTM common stock initially recorded on a net book value basis under spin-off accounting rules.
Following the Merger and in accordance with the Escrow Agreement, Jacobs transferred 11 million shares of AMTM shares into escrow to be held and distributed between the parties to the Escrow Agreement based on terms and conditions set forth in the Merger Agreement, with final settlement of the shares between the parties (and associated financial statement impacts, if any) expected to be completed in fiscal 2025. The Company has indicated its intention to distribute shares held in escrow to Jacobs Shareholders’ post final settlement.
As of September 27, 2024, the Company's investment in AMTM shares (including shares held in escrow) was measured at fair value through net income as it is an investment in equity securities with a readily determinable fair value of approximately $749.5 million as of September 27, 2024. Additionally, fair value ("market") mark-to market gains of approximately $186.9 million were recorded in Miscellaneous income (expense), net during the fourth quarter of fiscal 2024 in association with the total AMTM share positions held. Further, as quoted market prices are available for these securities in an active market, the fair value measurement of the shares is categorized as a Level 1 input.
The Company intends to dispose of all of its final determined investment in AMTM shares within 12 months of the completion of the Separation and the Distribution.

JACOBS SOLUTIONS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
Transition Services Agreement
Upon closing of the Separation, the Company entered into a Transition Services Agreement (the "TSA") with Amentum pursuant to which the Company, on an interim basis, provided various services to Amentum including corporate, information technology, and project services. The initial term of the TSA began immediately following the closing of the transaction on September 27, 2024 and expires in September 2025. Pursuant to the terms of the TSA, the Company will receive payments for the interim services and no services were provided under the TSA for the year ended September 27, 2024.
Sale of Energy, Chemicals and Resources ("ECR") Business
On April 26, 2019, Jacobs completed the sale of its Energy, Chemicals and Resources ("ECR") business to Worley Limited, a company incorporated in Australia ("Worley"), for a purchase price of $3.4 billion consisting of (i) $2.8 billion in cash plus (ii) 58.2 million ordinary shares of Worley, subject to adjustments for changes in working capital and certain other items (the “ECR sale”). For the years ended September 27, 2024 and September 29, 2023, $(0.6) million and $(0.8) million were reported in Net Earnings Attributable to Jacobs from Discontinued Operations on the Consolidated Statement of Earnings related to ECR.
15.PA Consulting Redeemable Noncontrolling Interests
In connection with the PA Consulting investment, the Company recorded redeemable noncontrolling interests which represents the noncontrolling interest holders' equity interests in the form of preferred and common shares of PA Consulting, with substantially all of the value associated with these interests allocable to the preferred shares. PA Consulting is accounted for as a consolidated subsidiary and as a separate operating segment.
During fiscal 2024, 2023, and 2022, the Company repurchased certain shares of the redeemable noncontrolling interest holders for $55.3 million, $92.9 million, and $46.1 million respectively, in cash and issued certain shares of redeemable noncontrolling interest holders for $19.8 million, $34.0 million, and $49.7 million, respectively. The difference between the cash purchase prices and the recorded book values of these repurchased and issued interests was recorded in the Company’s consolidated retained earnings. The Company held 70% and 69% of the outstanding ownership of PA Consulting as of September 27, 2024 and September 29, 2023, respectively.
During fiscal 2024 and 2023 the Company recognized approximately $2.6 million and $8.3 million, respectively, in redemption value adjustments associated with redeemable noncontrolling interests preference share repurchase and reissuance activities concluding in fourth quarter fiscal 2024 and 2023 that were recorded as an increase in consolidated retained earnings and a $0.02 and $0.07, increase in earnings per share, the results of which had no impact on the Company’s overall results of operations, financial position or cash flows. See Note 4- Earnings Per Share and Certain Related Information.
During fiscal 2024 there was a $0.10 charge to earnings per share resulting from adjustments to the redeemable noncontrolling interests to reflect the excess of redemption values over fair values of the B common shares component of the redeemable equity with an offsetting reduction to Jacobs' retained earnings. These changes had no impact on the Company’s overall results of operations, financial position or cash flows. See Note 4- Earnings Per Share and Certain Related Information.

JACOBS SOLUTIONS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
Changes in the Company's redeemable noncontrolling interests during the fiscal years ended September 27, 2024 and September 29, 2023 were as follows (in thousands):

	September 27, 2024	September 29, 2023
Redeemable noncontrolling interest at the beginning of the year	$632,979	$632,522
Accrued Preferred Dividend to Preference Shareholders	73,033	72,891
Attribution of Preferred Dividend to Common Shareholders	(73,033)	(72,891)
Net earnings attributable to redeemable noncontrolling interest to Common Shareholders	14,999	21,614
Redeemable Noncontrolling interests redemption value adjustment	171,142	10,770
Repurchase of redeemable noncontrolling interests	(62,867)	(111,005)
Issuance of redeemable noncontrolling interests	22,586	37,789
Cumulative translation adjustment and other	41,343	41,289
Redeemable noncontrolling interest at the end of the year	$820,182	$632,979

In addition, certain employees and nonemployees of PA Consulting are eligible to receive equity-based incentive compensation under the terms of the applicable agreements. During the years ended September 27, 2024 and September 29, 2023, the Company recorded approximately $13.4 million and $0.8 million, respectively, in expense associated with these agreements which is reflected in selling, general and administrative expense in the consolidated statements of earnings.
Restricted Cash

The Company, through its investment in PA Consulting, held $2.1 million and $2.8 million at September 27, 2024 and September 29, 2023, respectively, in cash that is restricted from general use and is included in prepaid expenses and other current assets on the Consolidated Balance Sheets.

JACOBS SOLUTIONS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
16.Other Business Combinations
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

JACOBS SOLUTIONS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
BlackLynx
On November 19, 2021, Jacobs acquired BlackLynx, a provider of high-performance software, to complement Jacobs' portfolio of digital solutions. The Company paid total base consideration of approximately $235.4 million in cash to the former owners of BlackLynx. In conjunction with the acquisition, the Company also paid off BlackLynx's debt of approximately $5.3 million simultaneously with the consummation of the acquisition. The following summarizes the fair values of BlackLynx's assets acquired and liabilities assumed as of the acquisition date (in millions):

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
17.Restructuring and Other Charges
During fiscal 2023, the Company implemented restructuring and separation initiatives relating to the Separation Transaction which are expected to continue through fiscal 2025. Restructuring initiatives were also implemented during fiscal 2023 relating to our investment in PA Consulting, which are expected to be substantially completed in early fiscal 2025, and the DVS segment reorganization, which is substantially completed. While restructuring activities for each of these programs are comprised mainly of employee termination costs, the separation activities and costs are primarily related to the engagement of outside services, dedicated internal personnel and other related costs dedicated to the Company's Separation Transaction.

During fiscal 2022, the Company implemented certain restructuring and integration initiatives relating to the acquisitions of (i) BlackLynx, Inc. (“BlackLynx”) in November 2021, and (ii) StreetLight Data, Inc. (“StreetLight”) in February 2022. Also, during fiscal 2022 and continuing into fiscal 2023, the Company implemented further real estate rescaling

JACOBS SOLUTIONS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
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
The following table summarizes the impacts of the Restructuring and other charges by operating segment for the years ended September 27, 2024, September 29, 2023 and September 30, 2022 (in thousands):

	September 27, 2024	September 29, 2023	September 30, 2022
Infrastructure & Advanced Facilities	$128,529	$111,513	$154,877
PA Consulting	6,382	14,706	4,253
Total	134,911	126,219	159,130
Amounts included in:
Operating profit (mainly Selling, General and Administrative costs (“SG&A") (1)	169,844	129,596	167,798
Other (Income) Expense, net (2)	(34,933)	(3,377)	(8,668)
	$134,911	$126,219	$159,130
(1)The years ended September 27, 2024 and September 29, 2023 included $163.4 million and $61.1 million of restructuring and other charges mainly relating to the Separation Transaction (primarily professional services and employee separation costs) and $6.4 million and $14.3 million in restructuring and other charges relating to the Company's investment in PA Consulting (primarily employee separation costs), respectively. Included in the years ended September 29, 2023 and September 30, 2022 were $49.1 million and $77.0 million in charges associated mainly with real estate impairments, the majority of which related to Infrastructure & Advanced Facilities. For the year ended September 30, 2022, amounts included $91.3 million pre-tax related to the final settlement of the Legacy CH2M Matter (as defined in Note 19- Contractual Guarantees, Litigation, Investigations and Insurance), net of previously recorded reserves and approximately $27 million in third party recoveries was recorded as receivables reducing SG&A.
(2)The year ended September 27, 2024 includes a $35.2 million realized gain on interest rate swaps settled during the fourth quarter of fiscal 2024. The years ended September 29, 2023 and September 30, 2022 included gains of $3.4 million and $8.7 million, respectively, related to lease terminations.
The activity in the Company’s accrual for the Restructuring and other charges including the program activities described above for the year ended September 27, 2024 is as follows (in thousands):

Balance at September 29, 2023	$35,656
Net Charges (1)	134,862
Payments & Other	(125,583)
Balance at September 27, 2024	$44,935
(1)Excludes other net charges associated mainly with real estate related impairments during the year ended September 27, 2024.
The following table summarizes the Restructuring and other charges by major type of costs for the years ended September 27, 2024, September 29, 2023 and September 30, 2022 (in thousands):

	September 27, 2024	September 29, 2023	September 30, 2022
Lease Abandonments and Impairments	$49	$44,788	$67,458
Voluntary and Involuntary Terminations	47,881	37,235	2,612
Outside Services (1)	100,593	35,099	22,068
Other (2)	(13,612)	9,097	66,992
Total	$134,911	$126,219	$159,130
(1)Amounts in the year ended September 27, 2024 are comprised of professional services relating to the Separation Transaction.

JACOBS SOLUTIONS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(2)Amounts in the year ended September 27, 2024 and September 29, 2023 are mainly comprised of activities associated with the Separation Transaction including a realized gain of $35.2 million on interest rate swaps settled during fourth quarter of fiscal 2024. Amounts in the year ended September 29, 2023 are mainly comprised of charges associated with the write off of fixed assets associated with the Separation Transaction. Amounts in the year ended September 30, 2022 are mainly comprised of $91.3 million in other charges related to the final pre-tax settlement of the Legacy CH2M Matter, net of previously recorded reserves and approximately $27 million in third party recoveries was recorded as receivables reducing SG&A.
Cumulative amounts incurred to date for restructuring and other programs active at the end of fiscal 2024 by each major type of cost as of September 27, 2024 are as follows (in thousands):

Voluntary and Involuntary Terminations	79,288
Outside Services	134,076
Other (1)	(4,100)
Total	$209,264
(1)The year ended September 27, 2024 includes a $35.2 million realized gain on interest rate swaps settled during the fourth quarter of fiscal 2024.
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
During fiscal 2022, the Company entered into two treasury lock agreements which had a total notional value of $500 million to manage its interest rate exposure to the anticipated issuance of fixed rate debt before December 2023. On February 13, 2023, the Company settled these treasury lock agreements and issued the 5.90% Bonds in the aggregate principal amount of $500 million, which resulted in the receipt of cash and a pre-tax gain of $37.4 million, which is being amortized to interest expense and recognized over the term of the 5.90% Bonds. See Note 9- Borrowings for further discussion relating to the terms of the 5.90% Bonds. The unrealized net gain on these instruments was $23.6 million and $26.5 million, net of tax, and is included in accumulated other comprehensive income as of September 27, 2024 and September 29, 2023, respectively.
In fiscal 2020 we entered into interest rate swap agreements to manage the interest rate exposure on our variable rate loans. By entering into the swap agreements, the Company converted the LIBOR and SONIA rate based liabilities into fixed rate liabilities, for periods ranging from five to ten years.

During the fourth quarter of fiscal 2024, in connection with the Separation Transaction, the Company terminated two interest rate swaps with an aggregate notional value of $554.7 million for a realized a gain of $35.2 million. This realized gain previously recorded as a component of accumulated other comprehensive income was recognized in miscellaneous income (expense) in the current period as the related interest payments are no longer expected to occur. As of September 27, 2024, the Company has one outstanding instrument with a notional value of $200.0 million.

The fair value of the interest rate swaps at September 27, 2024 and September 29, 2023 was $23.0 million and $102.6 million, respectively, included within miscellaneous other assets on the consolidated balance. The unrealized net gain on these interest rate swaps as of September 27, 2024 and September 29, 2023 was $17.4 million and $77.2 million, respectively, net of tax, and was included in accumulated other comprehensive income.

Additionally, in fiscal 2020, we entered into a cross-currency swap agreement with a notional value of $127.8 million to manage the interest rate and foreign currency exposure on our USD borrowings by a European subsidiary. By entering into the cross currency swap, the Company converted the LIBOR rate based borrowing in USD to a fixed rate Euro liability for three and a half years. During the fourth quarter of fiscal 2023, the Company paid down the borrowings hedged by the cross currency swap and settled the cross currency swap agreement.

During fiscal 2023, the aggregate liability amounts denominated in U.S. dollars transitioned from underlying LIBOR benchmarked rates to the SOFR and the terms of the swaps were amended accordingly. The swaps were designated as cash-flow hedges in accordance with ASC 815, Derivatives and Hedging.

JACOBS SOLUTIONS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
Additionally, the Company held foreign exchange forward contracts in currencies that support our operations, including British Pound, Australian Dollar and other currencies, with notional values of $827.3 million at September 27, 2024 and $857.7 million at September 29, 2023. The length of these contracts currently ranges from one to twelve months. The fair value of the foreign exchange contracts at September 27, 2024 was $15.3 million, of which $15.8 million is included within current assets and $(0.5) million is included within current liabilities on the consolidated balance sheet as of September 27, 2024. The fair value of the contracts as of September 29, 2023 was $9.5 million, of which $16.1 million is included within current assets and $(6.6) million is included within current liabilities on the consolidated balance sheet as of September 29, 2023. Associated income statement impacts are included in miscellaneous income (expense) in the consolidated statements of earnings for both periods.
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
Letters of Credit
At September 27, 2024, the Company had issued and outstanding approximately $306.2 million in LOCs and $2.3 billion in surety bonds. Of the outstanding LOC amount, $0.5 million has been issued under the Revolving Credit Facility and $305.7 million are issued under separate, committed and uncommitted letter-of-credit facilities.
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
We maintain insurance coverage for most insurable aspects of our business and operations. Our insurance programs have varying coverage limits depending upon the type of insurance and include certain conditions and exclusions which insurance companies may raise in response to any claim that is asserted by or against the Company. We have also elected to retain a portion of certain losses, claims and liabilities that occur through the use of various deductibles, limits, and retentions under our insurance programs and utilize a number of internal financing mechanisms for these self-insurance arrangements, including the operation of certain captive insurance entities. As a result, we may be subject to a future liability for which we are only partially insured or completely uninsured. We intend to mitigate any such future liability by continuing to exercise prudent business judgment in negotiating the terms and conditions of the contracts which the Company enters with its clients. Our insurers are also subject to business risk and, as a result, one or more of them may be unable to fulfill their insurance obligations due to insolvency or otherwise.
Additionally, as a contractor providing services to the U.S. federal government, we are subject to many types of audits, investigations and claims by, or on behalf of, the government including with respect to contract performance, pricing, cost allocations, procurement practices, labor practices and socioeconomic obligations. Furthermore, our income, franchise and similar tax returns and filings are also subject to audit and investigation by the Internal Revenue Service, most states within the United States, as well as by various government agencies representing jurisdictions outside the United States.
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

JACOBS SOLUTIONS INC. AND SUBSIDIARIES
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
In 2012, CH2M HILL Australia PTY Limited, a subsidiary of CH2M, entered into a 50/50 integrated joint venture with Australian construction contractor UGL Infrastructure Pty Limited. The joint venture entered into a Consortium Agreement with General Electric and GE Electrical International Inc. The Consortium was awarded a subcontract by JKC Australia LNG Pty Limited ("JKC") for the engineering, procurement, construction and commissioning of a 360 MW Combined Cycle Power Plant for INPEX Operations Australia Pty Limited at Blaydin Point, Darwin, NT, Australia (the "Legacy CH2M Matter"). The subcontract was terminated in January 2017. In or around August 2017, the Consortium commenced an arbitration. On April 12, 2022, JKC and the Consortium entered into a confidential deed of settlement (“Settlement Agreement”). Under the terms of the Settlement Agreement, CH2M, as guarantor of CH2M Australia PTY Limited’s obligations with respect to the subcontract with JKC, made a cash payment to JKC in April 2022 of AUD 640 million (or approximately $475 million using mid-April 2022 exchange rates). As a result of the settlement agreement, additional pre-tax charges of $91.3 million were recorded during the year ended September 29, 2022 for this matter (over amounts previously reserved and reported in long-term Other Deferred Liabilities in the Company's Consolidated Balance Sheet). The Settlement Agreement provided for a release of claims between JKC and each member of the Consortium, and in connection with this agreement the members of the Consortium also waived all claims against each other and their respective parent guarantors relating to the project.
During the fourth quarter of fiscal 2022, the Company recorded a receivable for certain expected third-party recoveries equal to approximately $27 million before tax. The Company received the payment during fiscal 2023.
20.Segment Information
Prior to the Separation Transaction, the Company's four operating segments were comprised of its two global lines of business ("LOBs"): Critical Mission Solutions ("CMS") and People, Places Solutions ("P&PS"), its business unit Divergent Solutions ("DVS") and its majority investment in PA Consulting. Subsequent to the Separation Transaction, the SpinCo businesses are now presented as discontinued operations for all periods and therefore not reflected in the segment disclosures below. For further information, refer to Note 14- Discontinued Operations. In addition, the Company reorganized its operating and reporting structure whereby results for the formerly known P&PS operating segment and the portion of the DVS business and other supporting corporate expenses not conveying with the Disposal Group are now reported together, as Infrastructure and Advanced Facilities ("I&AF").
The Company’s Chief Executive Officer is the (“CODM”) and evaluates the performance of each of these segments and make appropriate resource allocations among each of the segments. For purposes of the Company’s goodwill impairment testing, it has been determined that the Company’s operating segments are also its reporting units based on management’s conclusion that the components comprising each of its operating segments share similar economic characteristics and meet the aggregation criteria for reporting units in accordance with ASC 350, Intangibles-Goodwill and Other.
Financial information for each segment is reviewed by the CODM to assess performance and make decisions regarding the allocation of resources. The CODM evaluates the operating performance of our operating segments using segment operating profit. The Company incurs certain SG&A that relate to its business as a whole which are not allocated to the segments.
The following tables present total revenues and segment operating profit from continuing operations for each reportable segment (in thousands) and includes a reconciliation of segment operating profit to total U.S. GAAP operating profit by including Restructuring and other charges (as defined in Note 17-Restructuring and Other Charges) and

JACOBS SOLUTIONS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
transaction and integration costs (in thousands).

	For the Years Ended
	September 27, 2024	September 29, 2023	September 30, 2022
Revenues from External Customers:
Infrastructure & Advanced Facilities	$10,323,255	$9,693,276	$8,663,778
PA Consulting	1,177,686	1,158,144	1,119,296
Total	$11,500,941	$10,851,420	$9,783,074

	For the Years Ended
	September 27, 2024	September 29, 2023	September 30, 2022
Segment Operating Profit:
Infrastructure & Advanced Facilities (1)	$632,276	$585,392	$500,136
PA Consulting	239,250	237,003	232,225
Total Segment Operating Profit	871,526	822,395	732,361
Restructuring, Transaction and Other Charges (2)	(179,090)	(145,911)	(192,477)
Total U.S. GAAP Operating Profit	692,436	676,484	539,884
Total Other (Expense) Income, net (3)	84,850	(155,509)	(62,387)
Earnings from Continuing Operations Before Taxes	$777,286	$520,975	$477,497

(1)
Operating profit for Infrastructure & Advanced Facilities includes intangibles amortization of $152.7 million, $147.2 million and $149.8 million for the years ended September 27, 2024, September 29, 2023 and September 30, 2022, respectively. Additionally, fiscal 2023 included approximately $15.0 million in net favorable impacts from cost reductions compared to the prior year period, which was associated mainly with net favorable impacts during first quarter from changes in employee benefit programs of $41.0 million offset by approximately $26.0 million in higher spend in company technology platforms and other personnel and corporate cost increases.

(2)
The years ended September 27, 2024, and September 29, 2023 include $163.4 million and $61.1 million respectively, in restructuring and other charges (mainly professional services and employee separation costs) primarily related to the Separation Transaction and $6.4 million and $14.3 million respectively, in restructuring and other charges relating to the Company's investment in PA Consulting (primarily employee separation costs). Included in the years ended September 29, 2023 and September 30, 2022 were $46.7 million and $76.1 million, respectively, in charges associated mainly with real estate impairments. Included in the year ended September 30, 2022 is $91.3 million pre-tax related to the final settlement of the Legacy CH2M Matter and net of previously recorded reserves and approximately $27 million in third party recoveries that was recorded as receivables reducing SG&A.

(3)
The year ended September 27, 2024 included $186.9 million in mark-to-market gains associated with our investment in Amentum stock in connection with the Separation Transaction and a $35.2 million realized gain on interest rate swaps settled during the fourth quarter of fiscal 2024. The year ended September 30, 2022 included a gain of $8.7 million related to lease terminations. The increase in net interest expense from fiscal 2022 to fiscal 2023 is due primarily to higher interest rates.

21.     Selected Quarterly Information - Unaudited
As a result of the retrospective changes associated with the Separation Transaction of the SpinCo businesses which are now reflected in discontinued operations for all periods presented, the following table presents selected quarterly financial information that have been adjusted to reflect these presentational changes (in thousands, except for per share amounts):

JACOBS SOLUTIONS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	First Quarter		Second Quarter		Third Quarter		Fourth Quarter		Fiscal Year
September 27, 2024
Revenues	$2,810,228		$2,847,179		$2,883,384		$2,960,150		$11,500,941
Operating profit (a)	142,000	(b)	183,244	(b)	170,987	(b)	196,205	(b)	692,436
Earnings from Continuing Operations Before Taxes	103,205		144,009		136,466		393,606	(c)	777,286
Net Earnings of the Group from Continuing Operations	134,815		100,644		91,195		319,139		645,793
Net Earnings Attributable to Jacobs from Continuing Operations	128,344		92,235		82,926		309,299		612,804
Net Earnings Attributable to Jacobs from Discontinued Operations	43,265	(d)	69,877	(d)	64,009	(d)	16,138	(d)	193,289
Net Earnings Attributable to Jacobs	$171,609		$162,112		$146,935		$325,437		$806,093
Earnings per share:
Basic Net Earnings from Continuing Operations Per Share	$1.03		$0.73		$0.66		$2.39		$4.81
Basic Net Earnings from Discontinued Operations Per Share	$0.34		$0.56		$0.51		$0.13		$1.54
Basic Earnings Per Share	$1.37		$1.29		$1.17		$2.52		$6.35
Diluted Net Earnings from Continuing Operations Per Share	$1.03		$0.73		$0.66		$2.38		$4.79
Diluted Net Earnings from Discontinued Operations Per Share	$0.34		$0.55		$0.51		$0.13		$1.54
Diluted Earnings Per Share	$1.37		$1.28		$1.17		$2.51		$6.32

September 29, 2023
Revenues	$2,548,709		$2,676,652		$2,791,779		$2,834,280		$10,851,420
Operating profit (a)	154,591	(e)	185,847	(e)	167,688	(e)	168,358	(e)	676,484
Earnings from Continuing Operations Before Taxes	115,007		148,670		125,207		132,091		520,975
Net Earnings of the Group from Continuing Operations	84,676		154,454	(f)	95,317		85,192		419,639
Net Earnings Attributable to Jacobs from Continuing Operations	76,424		140,985		90,309		71,407		379,125
Net Earnings Attributable to Jacobs from Discontinued Operations	59,224	(d)	75,527	(d)	73,929	(d)	77,972	(d)	286,652
Net Earnings Attributable to Jacobs	$135,648		$216,512		$164,238		$149,379		$665,777
Earnings per share:
Basic Net Earnings from Continuing Operations Per Share	$0.60		$1.11		$0.71		$0.63		$3.06
Basic Net Earnings from Discontinued Operations Per Share	$0.47		$0.60		$0.58		$0.62		$2.26
Basic Earnings Per Share	$1.07		$1.71		$1.29		$1.25		$5.32
Diluted Net Earnings from Continuing Operations Per Share	$0.60		$1.11		$0.71		$0.63		$3.05
Diluted Net Earnings from Discontinued Operations Per Share	$0.46		$0.59		$0.58		$0.61		$2.25
Diluted Earnings Per Share	$1.06		$1.70		$1.29		$1.24		$5.30
(a)Operating profit represents revenues less (i) direct costs of contracts and (ii) selling, general and administrative expenses.
(b)Included $41.3 million in the first quarter of fiscal 2024, $37.3 million in the second quarter of fiscal 2024, $57.0 million in the third quarter of fiscal 2024, and $43.4 million in the fourth quarter of fiscal 2024 related to restructuring, transaction and other charges. Also included restructuring and other charges relating to the Company's investment in PA Consulting (primarily employee separation costs) and amortization of intangibles.
(c)Included $186.9 million in mark-to-market gains associated with our investment in Amentum stock recorded in connection with the Separation Transaction.
(d)Financial results of the SpinCo Business are reflected as discontinued operations for all periods presented following the September 27, 2024 Separation Transaction. See Note 14- Discontinued Operations.
(e)Included $27.1 million in the first quarter of fiscal 2023, $10.1 million in the second quarter of fiscal 2023, and $8.7 million in the fourth quarter of fiscal 2023 in charges associated mainly with real estate impairments. Additionally, the third quarter and fourth quarter of fiscal 2023 included $13.2 million and $47.9 million, respectively, relating to the separation activities (mainly professional services) around the Separation Transaction. Also included restructuring and other charges relating to the Company's investment in PA Consulting (primarily employee separation costs) and amortization of intangibles.
(f)The second quarter of fiscal 2023 included a tax benefit of $40.2 million related to uncertain tax positions (“UTPs”) in the United States that were effectively settled.

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of Jacobs Solutions Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Jacobs Solutions Inc. and subsidiaries (the Company) as of September 27, 2024 and September 29, 2023, the related consolidated statements of earnings, comprehensive income, stockholders' equity and cash flows for each of the three years in the period ended September 27, 2024, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at September 27, 2024 and September 29, 2023, and the results of its operations and its cash flows for each of the three years in the period ended September 27, 2024, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of September 27, 2024, based on criteria established in Internal Control Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated November 25, 2024 expressed an unqualified opinion thereon.

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

Revenue Recognition for Certain Fixed-Price Contracts
Description of the Matter
As described in Note 2 to the consolidated financial statements, the Company recognizes contract revenue over time, as performance obligations are satisfied, using the percentage-of-completion method (an input method) based primarily on contract costs incurred to date compared to total estimated contract costs. Revenue recognition under this method is judgmental, as it requires the Company to prepare estimates of total contract revenue and total contract costs, including costs to complete in-process contracts.

Auditing the Company’s estimates of total contract revenue and costs used to recognize revenue on certain fixed-price contracts which are larger in size involved significant auditor judgment, as it required the evaluation of subjective factors, such as assumptions related to estimated labor, material and subcontractor costs. These assumptions involved significant management judgment, which affects the measurement of revenue recognized by the Company.

How We Addressed the Matter in Our Audit
We tested the Company’s controls over the estimation process that affect revenue recognized on fixed-price contracts. For example, we tested controls over management’s monitoring and review of project cost estimates, including the Company’s procedures to validate the completeness and accuracy of the data used to determine the estimates.

To test the Company’s contract estimates related to revenues recognized on fixed-price projects, our audit procedures included selecting a sample of projects and, among other procedures, we obtained and inspected related contract agreements, amendments, and change orders to test the existence of customer arrangements and understand the scope and pricing of the related projects; observed selected project team status meetings at the Company and interviewed project team personnel to obtain an understanding of the status of operational performance and progress on the related projects; evaluated the reasonableness of the Company’s estimated costs to complete by obtaining and analyzing supporting documentation for a sample of cost estimate components; and compared contract profitability estimates in the current year to historical estimates and actual performance for the same projects.

Redeemable Noncontrolling Interests
Description of the Matter
As of September 27, 2024, the balance of redeemable noncontrolling interest relating to the Company’s PA Consulting subsidiary was $820.2 million. As discussed in Note 2 of the consolidated financial statements, the redeemable noncontrolling interests are subject to remeasurement as of the balance sheet date based on the greater of the redemption value or the historical value resulting from the original acquisition date fair value plus the impact of any earnings or loss attribution amounts, including dividends. The redemption value is based on the fair value of PA Consulting, which is determined using a combination of a discounted cash flow analysis based upon projected financial information and a multiple of earnings before interest, taxes, depreciation and amortization.

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
November 25, 2024

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Jacobs Solutions Inc.
Opinion on Internal Control Over Financial Reporting
We have audited Jacobs Solutions Inc. and subsidiaries’ internal control over financial reporting as of September 27, 2024, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Jacobs Solutions Inc. and subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of September 27, 2024, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of September 27, 2024 and September 29, 2023, the related consolidated statements of earnings, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended September 27, 2024, and the related notes and our report dated November 25, 2024 expressed an unqualified opinion thereon.
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
November 25, 2024