Form 10-Q
period 2024-12-27
JACOBS SOLUTIONS INC.
filed 2025-02-04
CIK 52988

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark one)
☒    Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended December 27, 2024
☐    Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check-mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes   ☒  No
Number of shares of common stock outstanding at January 24, 2025: 122,543,672

JACOBS SOLUTIONS INC.

Part I - FINANCIAL INFORMATION
Item 1.    Financial Statements.

JACOBS SOLUTIONS INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share information)

	December 27, 2024	September 27, 2024
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$1,299,657	$1,144,795
Receivables and contract assets	2,912,513	2,845,452
Prepaid expenses and other	136,855	155,865
Investment in equity securities	597,939	749,468
Total current assets	4,946,964	4,895,580
Property, Equipment and Improvements, net	293,148	315,630
Other Noncurrent Assets:
Goodwill	4,683,356	4,788,181
Intangibles, net	795,285	874,894
Deferred income tax assets	207,980	195,406
Operating lease right-of-use assets	287,661	303,856
Miscellaneous	396,455	385,458
Total other noncurrent assets	6,370,737	6,547,795
	$11,610,849	$11,759,005
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Current maturities of long-term debt	$818,545	$875,760
Accounts payable	984,963	1,029,140
Accrued liabilities	1,012,218	1,087,764
Operating lease liability	114,293	119,988
Contract liabilities	1,013,076	967,089
Total current liabilities	3,943,095	4,079,741
Long-term debt	1,717,270	1,348,594
Liabilities relating to defined benefit pension and retirement plans	285,388	298,221
Deferred income tax liabilities	142,971	116,655
Long-term operating lease liability	383,966	407,826
Other deferred liabilities	116,600	120,483
Total other noncurrent liabilities	2,646,195	2,291,779
Commitments and Contingencies
Redeemable Noncontrolling interests	794,593	820,182
Stockholders’ Equity:
Capital stock:
Preferred stock, $1 par value, authorized - 1,000,000 shares; issued and outstanding - none	—	—
Common stock, $1 par value, authorized - 240,000,000 shares; issued and outstanding - 122,912,389 shares and 124,253,511 shares as of December 27, 2024 and September 27, 2024, respectively	122,912	124,084
Additional paid-in capital	2,735,155	2,758,064
Retained earnings	2,179,509	2,366,769
Accumulated other comprehensive loss	(832,217)	(699,450)
Total Jacobs stockholders’ equity	4,205,359	4,549,467
Noncontrolling interests	21,607	17,836
Total Group stockholders’ equity	4,226,966	4,567,303
	$11,610,849	$11,759,005

See the accompanying Notes to Consolidated Financial Statements – Unaudited.

JACOBS SOLUTIONS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS
Three Months Ended December 27, 2024 and December 29, 2023
(In thousands, except per share information)
(Unaudited)

	For the Three Months Ended
	December 27, 2024	December 29, 2023
Revenues	$2,932,956	$2,810,227
Direct cost of contracts	(2,211,689)	(2,145,497)
Gross profit	721,267	664,730
Selling, general and administrative expenses	(512,849)	(522,730)
Operating Profit	208,418	142,000
Other Income (Expense):
Interest income	9,656	7,519
Interest expense	(34,820)	(43,350)
Miscellaneous expense	(130,107)	(2,964)
Total other expense, net	(155,271)	(38,795)
Earnings from Continuing Operations Before Taxes	53,147	103,205
Income Tax (Expense) Benefit from Continuing Operations	(57,149)	31,610
Net (Loss) Earnings of the Group from Continuing Operations	(4,002)	134,815
Net (Loss) Earnings of the Group from Discontinued Operations, net of tax	(1,001)	46,639
Net (Loss) Earnings of the Group	(5,003)	181,454
Net Earnings Attributable to Noncontrolling Interests from Continuing Operations	(6,080)	(3,851)
Net Earnings Attributable to Redeemable Noncontrolling interests	(7,047)	(2,618)
Net (Loss) Earnings Attributable to Jacobs from Continuing Operations	(17,129)	128,346
Net Earnings Attributable to Noncontrolling Interests from Discontinued Operations	—	(3,375)
Net (Loss) Earnings Attributable to Jacobs from Discontinued Operations	(1,001)	43,264
Net (Loss) Earnings Attributable to Jacobs	$(18,130)	$171,610
Net Earnings Per Share:
Basic Net (Loss) Earnings from Continuing Operations Per Share	$(0.10)	$1.03
Basic Net (Loss) Earnings from Discontinued Operations Per Share	$(0.01)	$0.34
Basic (Loss) Earnings Per Share	$(0.11)	$1.37

Diluted Net (Loss) Earnings from Continuing Operations Per Share	$(0.10)	$1.03
Diluted Net (Loss) Earnings from Discontinued Operations Per Share	$(0.01)	$0.34
Diluted (Loss) Earnings Per Share	$(0.11)	$1.37
See the accompanying Notes to Consolidated Financial Statements - Unaudited.

JACOBS SOLUTIONS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Three Months Ended December 27, 2024 and December 29, 2023
(In thousands)
(Unaudited)

	For the Three Months Ended
	December 27, 2024	December 29, 2023
Net (Loss) Earnings of the Group	$(5,003)	$181,454
Other Comprehensive Income:
Foreign currency translation adjustment	(160,148)	108,048
Change in cash flow hedges	5,821	(27,666)
Change in pension plan liabilities	24,176	(10,753)
Other comprehensive (loss) income before taxes	(130,151)	69,629
Income Tax (Expense) Benefit:
Cash flow hedges	(1,484)	7,196
Change in pension plan liabilities	(1,132)	(462)
Income Tax (Expense) Benefit:	(2,616)	6,734
Net other comprehensive (loss) income	(132,767)	76,363
Net Comprehensive (Loss) Income of the Group	(137,770)	257,817
Net Earnings Attributable to Noncontrolling Interests	(6,080)	(7,226)
Net Earnings Attributable to Redeemable Noncontrolling interests	(7,047)	(2,618)
Net Comprehensive (Loss) Income Attributable to Jacobs	$(150,897)	$247,973
See the accompanying Notes to Consolidated Financial Statements - Unaudited.

JACOBS SOLUTIONS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
Three Months Ended December 27, 2024 and December 29, 2023
(In thousands)
(Unaudited)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Jacobs Stockholders’ Equity	Noncontrolling Interests	Total Group Stockholders’ Equity
Balances at September 29, 2023	$125,977	$2,735,325	$4,542,872	$(857,954)	$6,546,220	$53,862	$6,600,082
Net earnings	—	—	171,610	—	171,610	7,226	178,836
Foreign currency translation adjustments, net of deferred taxes of $0	—	—	—	108,048	108,048	—	108,048
Pension plan liability, net of deferred taxes of $462	—	—	—	(11,215)	(11,215)	—	(11,215)
Change in cash flow hedges, net of deferred taxes of $(7,196)	—	—	—	(20,470)	(20,470)	—	(20,470)
Dividends	—	—	(361)	—	(361)	—	(361)
Redeemable Noncontrolling interests redemption value adjustment	—	—	(25,718)	—	(25,718)	—	(25,718)
Repurchase and issuance of redeemable noncontrolling interests	—	—	1,898	—	1,898	—	1,898
Noncontrolling interests - distributions and other	—	—	—	—	—	(4,512)	(4,512)
Stock based compensation	—	19,310	—	—	19,310	—	19,310
Issuances of equity securities including shares withheld for taxes	411	(8,093)	(3,350)	—	(11,032)	—	(11,032)
Repurchases of equity securities	(789)	(17,126)	(82,101)	—	(100,016)	—	(100,016)
Balances at December 29, 2023	$125,599	$2,729,416	$4,604,850	$(781,591)	$6,678,274	$56,576	$6,734,850

Balances at September 27, 2024	$124,084	$2,758,064	$2,366,769	$(699,450)	$4,549,467	$17,836	$4,567,303
Net (loss) earnings	—	—	(18,130)	—	(18,130)	6,080	(12,050)
Foreign currency translation adjustments net of deferred taxes of $0	—	—	—	(160,148)	(160,148)	—	(160,148)
Pension plan liability, net of deferred taxes of $1,132	—	—	—	23,044	23,044	—	23,044
Change in cash flow hedges, net of deferred taxes of $1,484	—	—	—	4,337	4,337	—	4,337
Dividends	—	—	(261)	—	(261)	—	(261)
Redeemable Noncontrolling interests redemption value adjustment	—	—	54	—	54	—	54
Repurchase and issuance of redeemable noncontrolling interests	—	—	983	—	983	—	983
Noncontrolling interests - distributions and other	—	—	—	—	—	(2,309)	(2,309)
Distribution of SpinCo Business	—	—	1,000	—	1,000	—	1,000
Stock based compensation	—	13,059	—	—	13,059	—	13,059
Issuances of equity securities including shares withheld for taxes	284	(3,609)	(3,095)	—	(6,420)	—	(6,420)
Repurchases of equity securities	(1,456)	(32,359)	(167,811)	—	(201,626)	—	(201,626)
Balances at December 27, 2024	$122,912	$2,735,155	$2,179,509	$(832,217)	$4,205,359	$21,607	$4,226,966
See the accompanying Notes to Consolidated Financial Statements – Unaudited.

JACOBS SOLUTIONS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Three Months Ended December 27, 2024 and December 29, 2023
(In thousands)
(Unaudited)

	For the Three Months Ended
	December 27, 2024	December 29, 2023
Cash Flows from Operating Activities:
Net (loss) earnings attributable to the Group	$(5,003)	$181,454
Adjustments to reconcile net (loss) earnings to net cash flows provided by operations:
Depreciation and amortization:
Property, equipment and improvements	20,922	25,169
Intangible assets	38,661	51,119
Loss on investment in equity securities	145,215	—
Stock based compensation	13,059	19,310
Equity in earnings of operating ventures, net of return on capital distributions	(2,236)	1,870
(Gain) loss on disposals of assets, net	(622)	608
Deferred income taxes	20,253	(58,239)
Changes in assets and liabilities:
Receivables and contract assets, net of contract liabilities	(57,753)	102,705
Prepaid expenses and other current assets	9,617	50,216
Miscellaneous other assets	17,243	28,385
Accounts payable	(37,225)	(35,843)
Accrued liabilities	(31,398)	37,584
Other deferred liabilities	1,863	(1,665)
Other, net	(25,140)	15,688
Net cash provided by operating activities	107,456	418,361
Cash Flows from Investing Activities:
Additions to property and equipment	(10,333)	(17,306)
Disposals of property and equipment and other assets	1,481	43
Capital contributions to equity investees, net of return of capital distributions	932	1,266
Net cash used for investing activities	(7,920)	(15,997)
Cash Flows from Financing Activities:
Proceeds from long-term borrowings	589,000	540,401
Repayments of long-term borrowings	(221,000)	(567,752)
Repayments of short-term borrowings	(5,345)	(6,262)
Debt issuance costs	—	(1,606)
Proceeds from issuances of common stock	7,984	11,355
Common stock repurchases	(201,626)	(100,016)
Taxes paid on vested restricted stock	(14,404)	(22,387)
Cash dividends to shareholders	(36,481)	(33,366)
Net dividends associated with noncontrolling interests	(2,245)	(4,708)
Repurchase of redeemable noncontrolling interests	(3,729)	(24,360)
Net cash provided by (used for) financing activities	112,154	(208,701)
Effect of Exchange Rate Changes	(58,180)	34,148
Net Increase in Cash and Cash Equivalents and Restricted Cash	153,510	227,811
Cash and Cash Equivalents, including Restricted Cash, at the Beginning of the Period	1,146,931	929,445
Cash and Cash Equivalents, including Restricted Cash, at the End of the Period	$1,300,441	$1,157,256
Less Cash and Cash Equivalents included in Assets held for spin	$—	$(215,622)
Cash and Cash Equivalents, including Restricted Cash of Continuing Operations at the End of the Period	$1,300,441	$941,634
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
The accompanying consolidated financial statements and financial information included herein have been prepared pursuant to the interim period reporting requirements of Form 10-Q. Consequently, certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) have been condensed or omitted. Readers of this Quarterly Report on Form 10-Q should also read our consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the fiscal year ended September 27, 2024 (“2024 Form 10-K”).
In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of our consolidated financial statements as of December 27, 2024, and for the three months ended December 27, 2024.
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
As a result of the Separation, substantially all SpinCo Business-related assets and liabilities have been separated and distributed (the "Disposal Group"). The Company determined that the Disposal Group should be reported as discontinued operations in accordance with ASC 205-20, Discontinued Operations because their disposal represents a strategic shift that had a major effect on the Company's operations and financial results. As such, the financial results of the SpinCo Business are reflected in the Company's Consolidated Statements of Earnings as well as relevant disclosures as discontinued operations for all periods presented. See Note 15- Discontinued Operations for more information.
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

JACOBS SOLUTIONS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

could differ significantly from those estimates and assumptions. Our estimates, judgments and assumptions are evaluated periodically and adjusted accordingly.
Please refer to Note 2- Significant Accounting Policies of Notes to Consolidated Financial Statements included in our 2024 Form 10-K for a discussion of other significant estimates and assumptions affecting our consolidated financial statements.
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
Please refer to Note 2- Significant Accounting Policies of Notes to Consolidated Financial Statements included in our 2024 Form 10-K for a more complete discussion of the various items within the consolidated financial statements measured at fair value and the methods used to determine fair value. Please also refer to Note 18- Commitments and Contingencies and Derivative Financial Instruments for discussion regarding the Company's derivative instruments Note 14- Discontinued Operations for discussion regarding the Company's investment in Amentum ordinary shares.
The net carrying amounts of cash and cash equivalents, trade receivables and payables and short-term debt approximate fair value due to the short-term nature of these instruments. See Note 12- Borrowings for a discussion of the fair value of long-term debt.

JACOBS SOLUTIONS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

4.    New Accounting Pronouncements
ASU 2024-03, Income Statement, (Subtopic 220-40): Reporting Comprehensive Income - Disaggregation of Income Statement Expenses, requires disclosure, in the notes to financial statements, of specified information about certain costs and expenses. The amendments in this update also provide guidance on the disaggregation disclosure requirements for certain expense captions presented on the face of an entity’s income statement and provide guidance on the disclosure of selling expenses. The amendments in ASU 2024-03 are effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027, with early adoption permitted. The amendments should be applied prospectively; however, retrospective application is also permitted. ASU 2024-03 will be effective for the Company in the fourth quarter of fiscal 2027. The Company is evaluating the impact of this guidance on its consolidated financial statements and related disclosures.
ASU 2023-09, Income Taxes, (Topic 740): Improvements to Income Tax Disclosures, provides qualitative and quantitative updates to the Company's effective income tax rate reconciliation and income taxes paid disclosures, among others, in order to enhance the transparency of income tax disclosures, including consistent categories and greater disaggregation of information in the rate reconciliation and disaggregation by jurisdiction of income taxes paid. The amendments in ASU 2023-09 are effective for fiscal years beginning after December 15, 2024, with early adoption permitted. The amendments should be applied prospectively; however, retrospective application is also permitted. ASU 2023-09 will be effective for the Company in the first quarter of fiscal 2026. The Company is evaluating the impact of this guidance on its consolidated financial statements and related disclosures and is implementing changes to processes and internal controls to meet the standard’s updated reporting and disclosure requirements.
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
ASU 2023-06, Disclosure Improvements: Amendments - Codification Amendments in Response to the Disclosure Update and Simplification Initiative of the Securities and Exchange Commission ("SEC"). The Financial Accounting Standards Board issued the standard to introduce changes to US GAAP that originate in either SEC Regulation S-X or S-K, which are rules about the form and content of financial reports filed with the SEC. The provisions of the standard are contingent upon instances where the SEC removes the related disclosure provisions from Regulation S-X and S-K. ASU 2023-06 is effective for fiscal years beginning after December 15, 2024, with early adoption permitted. The amendments should be applied prospectively; however, retrospective application is also permitted. ASU 2023-06 will be effective for the Company in the fourth quarter of fiscal 2026. The Company does not expect that the application of this standard will have a material impact on our consolidated financial statements and related disclosures.
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

JACOBS SOLUTIONS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

The following table further disaggregates our revenue by geographic area for the three months ended December 27, 2024 and December 29, 2023 (in thousands):

	Three Months Ended
	December 27, 2024	December 29, 2023
Revenues:
United States	$1,812,830	$1,734,649
Europe	712,567	675,535
Canada	58,972	63,138
Asia	33,369	30,610
India	36,935	35,743
Australia and New Zealand	140,032	140,321
Middle East and Africa	138,251	130,231
Total	$2,932,956	$2,810,227
Contract Liabilities
Contract liabilities represent amounts billed to clients in excess of revenue recognized to date. Revenue recognized for the three months ended December 27, 2024 that was previously included in the contract liability balance on September 27, 2024 was $410.7 million. Revenue recognized for the three months ended December 29, 2023 that was included in the contract liability balance on September 29, 2023 was $339.4 million.
Remaining Performance Obligation
The Company’s remaining performance obligations as of December 27, 2024 represent a measure of the total dollar value of work to be performed on contracts awarded and in progress. The Company had approximately $14.6 billion in remaining performance obligations as of December 27, 2024. The Company expects to recognize approximately 49% of its remaining performance obligations into revenue within the next twelve months and the remaining 51% thereafter. The majority of the remaining performance obligations after the first twelve months are expected to be recognized over a four-year period.
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
The following table reconciles the denominator used to compute basic EPS to the denominator used to compute diluted EPS for the three months ended December 27, 2024 and December 29, 2023 (in thousands):

JACOBS SOLUTIONS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

	Three Months Ended
	December 27, 2024	December 29, 2023
Numerator for Basic and Diluted EPS:
Net (loss) earnings attributable to Jacobs from continuing operations	$(17,129)	$128,346
Preferred Redeemable Noncontrolling interests redemption value adjustment (See Note 16- PA Consulting Redeemable Noncontrolling Interests)	4,568	1,766
Net (loss) earnings from continuing operations allocated to common stock for EPS calculation	$(12,561)	$130,112

Net (loss) earnings from discontinued operations allocated to common stock for EPS calculation	$(1,001)	$43,264

Net (loss) earnings allocated to common stock for EPS calculation	$(13,562)	$173,376

Denominator for Basic and Diluted EPS:

Shares used for calculating basic EPS attributable to common stock	124,055	126,105

Effect of dilutive securities:
Stock compensation plans (1)	—	708
Shares used for calculating diluted EPS attributable to common stock	124,055	126,813

Net Earnings Per Share:
Basic Net (Loss) Earnings from Continuing Operations Per Share	$(0.10)	$1.03
Basic Net (Loss) Earnings from Discontinued Operations Per Share	$(0.01)	$0.34
Basic (Loss) Earnings Per Share	$(0.11)	$1.37
Diluted Net (Loss) Earnings from Continuing Operations Per Share	$(0.10)	$1.03
Diluted Net (Loss) Earnings from Discontinued Operations Per Share	$(0.01)	$0.34
Diluted (Loss) Earnings Per Share	$(0.11)	$1.37

Note: Per share amounts may not add due to rounding.
(1)For the three months ended December 27, 2024, because net (loss) earnings from continuing operations was a loss, the effect of antidilutive securities of 576 was excluded from the denominator in calculating diluted EPS.
Share Repurchases

On January 16, 2020, the Company's Board of Directors authorized a share repurchase program of up to $1.0 billion of the Company's common stock (the "2020 Repurchase Authorization"). The 2020 Repurchase Authorization expired on January 15, 2023. On January 25, 2023, the Company's Board of Directors authorized an incremental share repurchase program of up to $1.0 billion of the Company's common stock, to expire on January 25, 2026 (the "2023 Repurchase Authorization"). At December 27, 2024, the Company had $270.8 million remaining under the 2023 Repurchase Authorization. On January 30, 2025, the Company's Board of Directors authorized an incremental share repurchase program of up to $1.5 billion of the Company's common stock, to expire on January 30, 2028 (the "2025 Repurchase Authorization"). No repurchase activity has taken place under the 2025 Share Repurchase Authorization to date.

JACOBS SOLUTIONS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

The following table summarizes repurchase activity under the 2023 Repurchase Authorization through the first fiscal quarter of 2025:

Amount Authorized (2023 Repurchase Authorization)	Average Price Per Share (1)	Total Shares Repurchased and Retired
$1,000,000,000	$138.50	1,455,839
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

Dividends
On January 30, 2025, the Company’s Board of Directors declared a quarterly dividend of $0.32 per share of the Company’s common stock to be paid on March 21, 2025, to shareholders of record on the close of business on February 21, 2025. Future dividend declarations are subject to review and approval by the Company’s Board of Directors. Dividends paid through the first fiscal quarter of 2025 and the preceding fiscal year are as follows:

Declaration Date	Record Date	Payment Date	Cash Amount (per share)
September 26, 2024	October 25, 2024	November 22, 2024	$0.29
July 11, 2024	July 26, 2024	August 23, 2024	$0.29
May 2, 2024	May 24, 2024	June 21, 2024	$0.29
January 25, 2024	February 23, 2024	March 22, 2024	$0.29
September 28, 2023	October 27, 2023	November 9, 2023	$0.26

JACOBS SOLUTIONS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

7.    Goodwill and Intangibles
The carrying value of goodwill appearing in the accompanying Consolidated Balance Sheets at December 27, 2024 and September 27, 2024 was as follows (in thousands):

	Infrastructure & Advanced Facilities	PA Consulting	Total
Balance September 27, 2024	$3,362,760	$1,425,421	$4,788,181
Foreign currency translation and other	(20,125)	(84,700)	(104,825)
Balance December 27, 2024	$3,342,635	$1,340,721	$4,683,356
The following table provides certain information related to the Company’s acquired intangibles in the accompanying Consolidated Balance Sheets at December 27, 2024 and September 27, 2024 (in thousands):

	Customer Relationships, Contracts and Backlog	Developed Technology	Trade Names	Total
Balance September 27, 2024	$651,894	$31,515	$191,485	$874,894
Amortization	(32,029)	(2,995)	(3,637)	(38,661)
Foreign currency translation and other	(30,198)	(46)	(10,704)	(40,948)
Balance December 27, 2024	$589,667	$28,474	$177,144	$795,285
The following table presents estimated amortization expense of intangible assets for the remainder of fiscal 2025 and for the succeeding years.

Fiscal Year	(in millions)
2025	$114.0
2026	133.3
2027	103.5
2028	93.1
2029	93.1
Thereafter	258.3
Total	$795.3

JACOBS SOLUTIONS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

8.    Receivables and Contract Assets
The following table presents the components of receivables and contract assets appearing in the accompanying Consolidated Balance Sheets at December 27, 2024 and September 27, 2024, as well as certain other related information (in thousands):

	December 27, 2024	September 27, 2024
Components of receivables and contract assets:
Amounts billed, net	$1,403,877	$1,278,980
Unbilled receivables and other	1,099,585	1,132,980
Contract assets	409,051	433,492
Total receivables and contract assets, net	$2,912,513	$2,845,452
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
9.     Accumulated Other Comprehensive Income
The following table presents the Company's roll forward of accumulated other comprehensive income (loss) after-tax as of December 27, 2024 (in thousands):

	Change in Net Pension Obligation	Foreign Currency Translation Adjustment (1)	Gain/(Loss) on Cash Flow Hedges (2)	Total
Balance at September 27, 2024	$(370,937)	$(369,516)	$41,003	$(699,450)
Other comprehensive Income (loss)	23,044	(160,148)	6,412	(130,692)
Reclassifications from accumulated other comprehensive loss	—	—	(2,075)	(2,075)
Balance at December 27, 2024	$(347,893)	$(529,664)	$45,340	$(832,217)
(1) Included in the overall foreign currency translation adjustment for the three months ended December 27, 2024 and December 29, 2023 are $(1.3) million and $(37.7) million, respectively, in unrealized gains (losses) on long-term foreign currency denominated intercompany loans not anticipated to be settled in the foreseeable future.
(2) Included in the Company’s cumulative net unrealized gains from interest rate and cross currency swaps recorded in accumulated other comprehensive income as of December 27, 2024 were approximately $7.0 million in unrealized gains, net of taxes, which are expected to be realized in earnings during the twelve months subsequent to December 27, 2024.

JACOBS SOLUTIONS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

10.    Income Taxes

The Company’s effective tax rates from continuing operations for the three months ended December 27, 2024 and December 29, 2023 were 107.5% and (30.6)%, respectively. The most significant items contributing to the difference between the statutory U.S. federal corporate tax rate of 21.0% and the Company's effective tax rate for the three-month period ended December 27, 2024 was due to $37.0 million in unfavorable tax impacts associated with the non-deductibility of losses from our investment in Amentum stock, as well as U.S. state income tax expense of $5.4 million and U.S. tax on foreign earnings of $4.9 million. The U.S state income tax and U.S. tax on foreign earnings are expected to have a continuing impact on the Company's effective tax rate for the remainder of the fiscal year.

The most significant item contributing to the difference between the statutory U.S. federal corporate tax rate of 21.0% and the Company's effective tax rate for the three-month period ended December 29, 2023 was related to the election to treat an Australian subsidiary as a corporation versus a partnership for U.S. tax purposes, which resulted in the derecognition of a deferred tax liability and yielded a discrete income tax benefit of $61.6 million as the Company asserted that a component of the investment will be indefinitely reinvested.

In December 2021, the Organization for Economic Cooperation and Development ("OECD") released the Pillar Two Model Rules (also referred to as the global minimum tax or Global Anti-Base Erosion "GloBE" rules), which were designed to ensure large multinational enterprises pay a minimum 15 percent level of tax on the income arising in each jurisdiction in which they operate. Several jurisdictions in which we operate have enacted these rules, which are effective for the first quarter of the fiscal year ending September 26, 2025. The Company is continually monitoring developments and evaluating the potential impacts. At this time, implementation of these rules has not generated a material impact on consolidated income taxes.

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

11.    Joint Ventures, VIEs and Other Investments
For the Company's consolidated variable interest entities ("VIE") joint ventures, the carrying value of assets and liabilities was $172.8 million and $125.0 million, respectively, as of December 27, 2024 and $161.9 million and $122.7 million, respectively, as of September 27, 2024. There are no consolidated VIEs that have debt or credit facilities.
For the Company's proportionate consolidated VIEs, the carrying value of assets and liabilities was $133.2 million and $123.7 million, respectively, as of December 27, 2024, and $138.8 million and $138.0 million, respectively, as of September 27, 2024.
The carrying values of our investments in equity method joint ventures in the Consolidated Balance Sheets (reported in Other Noncurrent Assets: Miscellaneous) as of December 27, 2024 and September 27, 2024 were $36.5 million and $36.6 million, respectively. Additionally, income from equity method joint ventures (reported in Revenue) was $3.7 million and $2.7 million, respectively, during the three months ended December 27, 2024 and December 29, 2023. As of December 27, 2024, the Company's equity method investment carrying values do not include material amounts exceeding their share of the respective joint ventures' reported net assets.
Accounts receivable from unconsolidated joint ventures accounted for under the equity method was $18.0 million and $12.3 million as of December 27, 2024 and September 27, 2024, respectively.

JACOBS SOLUTIONS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

12.    Borrowings
At December 27, 2024 and September 27, 2024, long-term debt consisted of the following (principal amounts in thousands):

	Interest Rate	Maturity	December 27, 2024	September 27, 2024
Revolving Credit Facility	Benchmark + applicable margin (1) (2)	February 2028	$508,000	$140,000
2021 Term Loan Facility - USD Portion	Benchmark + applicable margin (1) (3)	February 2026	120,000	120,000
2021 Term Loan Facility - GBP Portion	Benchmark + applicable margin (1) (3)	September 2025	818,545	870,415
Fixed-rate:
5.9% Bonds, due 2033	5.9% (4)	March 2033	500,000	500,000
6.35% Bonds, due 2028	6.35%	August 2028	600,000	600,000

Less: Current Portion (5)			(818,545)	(870,415)
Less: Deferred Financing Fees			(10,730)	(11,406)
Total Long-term debt, net			$1,717,270	$1,348,594
(1)During the year ended September 27, 2024, the aggregate principal amounts denominated in U.S. dollars under the Revolving Credit Facility and the 2021 Term Loan Facility (each as defined below) transitioned from underlying LIBOR benchmarked rates to the Term Secured Overnight Financing Rate ("SOFR"). During fiscal 2022, the aggregate principal amounts denominated in British pounds under the Revolving Credit Facility, 2021 Term Loan Facility transitioned from underlying LIBOR benchmarked rates to Sterling Overnight Index Average ("SONIA") rates.
(2)Depending on the Company’s Consolidated Leverage Ratio or Debt Rating (each as defined in the Revolving Credit Facility (defined below)), U.S. dollar denominated borrowings under the Revolving Credit Facility bear interest at either a SOFR rate plus a margin of between 0.975% and 1.725% or a base rate plus a margin of between 0% and 0.625%. The applicable SOFR rates, or LIBOR rate for the prior fiscal year end, including applicable margins at December 27, 2024 and September 27, 2024 were approximately 5.61% and 6.64%. Borrowings denominated in British pounds bear interest at an adjusted SONIA rate plus a margin of between 0.908% and 1.658%. There were no amounts drawn in British pounds as of December 27, 2024.
(3)Depending on the Company’s Consolidated Leverage Ratio or Debt Rating (each as defined in the Amended and Restated Term Loan Agreement (defined below)), U.S. dollar denominated borrowings under the 2021 Term Loan Facility bear interest at either a SOFR rate plus a margin of between 0.975% and 1.725% or a base rate plus a margin of between 0% and 0.625%. The applicable SOFR, or LIBOR rate for the prior fiscal year end, including applicable margins for borrowings denominated in U.S. dollars at December 27, 2024 and September 27, 2024 was approximately 5.80% and 6.52%. Borrowings denominated in British pounds bear interest at an adjusted SONIA rate plus a margin of between 0.908% and 1.658%, which was approximately 5.86% and 6.23% at December 27, 2024 and September 27, 2024, respectively.
(4)From and including September 1, 2028 (the “First Step Up Date”), the interest rate payable on the 5.90% Bonds (as defined below) will be increased by an additional 12.5 basis points to 6.025% per annum (the “First Step Up Interest Rate”) unless the Company notifies the Trustee (as defined below) on or before the date that is 15 days prior to the First Step Up Date that the Percentage of Gender Diversity Performance Target (as defined in the First Supplemental Indenture (as defined below)) has been satisfied and receives a related assurance letter verifying such compliance. From and including September 1, 2030 (the “Second Step Up Date”), the interest rate payable on the 5.90% Bonds will be increased by 12.5 basis points to (x) 6.150% per annum if the First Step Up Interest Rate was in effect immediately prior to the Second Step Up Date or (y) 6.025% per annum if the initial interest rate was in effect immediately prior to the Second Step Up Date, unless the Company notifies the Trustee on or before the date that is 15 days prior to the Second Step Up Date that the GHG Emissions Performance Target (as defined in the First Supplemental Indenture) has been satisfied and receives a related assurance letter verifying such compliance.
(5)Balance as of December 27, 2024 and September 27, 2024 is associated with the September 1, 2025 scheduled maturity of the 2021 Term Loan Facility, which was reclassified from long-term debt in September 2024.
We believe the carrying value of the Revolving Credit Facility, the Term Loan Facility and other debt outstanding approximates fair value based on the interest rates and scheduled maturities applicable to the outstanding borrowings. At December 27, 2024, the fair value of the 5.90% Bonds and the 6.35% bonds is estimated to be $503.0 million and $624.2 million, respectively, based on Level 2 inputs. The fair value is determined by discounting future cash flows using interest rates available for issuances with similar terms and average maturities.

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
In the fourth quarter of fiscal 2022, the Revolving Credit Facility and 2021 Term Loan Facility were amended to permit the Holding Company Reorganization.
On December 20, 2023, the Revolving Credit Facility and 2021 Term Loan Facility were amended to adjust the point in time at which certain compliance thresholds are tested in connection with the Separation Transaction.
On April 10, 2024, the 2021 Term Loan Facility was amended to permit the potential exchange of Jacobs' retained equity stake in the combined company after the Separation Transaction for the effective repayment of a portion of the Term Loan Facility.
We were in compliance with the covenants under the Revolving Credit Facility and 2021 Term Loan Facility at December 27, 2024.

JACOBS SOLUTIONS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

5.90% Bonds, due 2033
On February 16, 2023, JEGI completed an offering of $500 million aggregate principal amount of 5.90% Bonds due 2033 (the “5.90% Bonds”). The 5.90% Bonds are fully and unconditionally guaranteed by the Company (the “5.90% Bonds Guarantee”). The 5.90% Bonds and the 5.90% Bonds Guarantee were offered pursuant to a prospectus supplement, dated February 13, 2023, to the prospectus dated February 6, 2023, that forms a part of the Company's and JEGI’s automatic shelf registration statement on Form S-3ASR previously filed with the SEC, and were issued pursuant to an Indenture, dated as of February 16, 2023, between JEGI, as issuer, the Company, as guarantor, and U.S. Bank Trust Company, National Association, as trustee (the “Trustee”), as amended and supplemented by the First Supplemental Indenture, dated as of February 16, 2023 (the “First Supplemental Indenture”). Interest on the 5.90% Bonds is payable semi-annually in arrears on each March 1 and September 1, until maturity. The 5.90% Bonds bear interest at 5.90% per annum, subject to adjustments as discussed in note (5) to the table above.
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
6.35% Bonds, due 2028
On August 18, 2023, JEGI completed an offering of $600 million aggregate principal amount of 6.35% Bonds due 2028 (the “6.35% Bonds”). The 6.35% Bonds are fully and unconditionally guaranteed by the Company (the “6.35% Bonds Guarantee”). The 6.35% Bonds and the 6.35% Bonds Guarantee were offered pursuant to a prospectus supplement, dated August 15, 2023, to the prospectus dated February 6, 2023, that forms a part of the Company and JEGI’s automatic shelf registration statement on Form S-3ASR previously filed with the SEC, and were issued pursuant to the Indenture, as amended and supplemented by the Second Supplemental Indenture, dated as of August 18, 2023 (the “Second Supplemental Indenture”). Interest on the 6.35% Bonds is payable semi-annually in arrears on each February 18 and August 18, until maturity. The Notes will bear interest at a rate of 6.35% per annum and will mature on August 18, 2028. The 6.35% Bonds bear interest at 6.35% per annum.
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

JACOBS SOLUTIONS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

The Company has issued $0.5 million in letters of credit under the Revolving Credit Facility, leaving $1.74 billion of available borrowing capacity under the Revolving Credit Facility at December 27, 2024. In addition, the Company had issued $282.8 million under various separate, committed and uncommitted letter-of-credit facilities for issued letters of credit totaling $283.3 million at December 27, 2024.
13.    Leases
The components of lease expense (reflected in selling, general and administrative expenses ("SG&A")) for the three months ended December 27, 2024 and December 29, 2023 were as follows (in thousands):

	Three Months Ended
	December 27, 2024	December 29, 2023
Lease expense
Operating lease expense	$27,542	$29,503
Variable lease expense	8,022	8,500
Sublease income	(5,390)	(4,660)
Total lease expense	$30,174	$33,343
Supplemental information related to the Company's leases for the three months ended December 27, 2024 and December 29, 2023 was as follows (in thousands):

	Three Months Ended
	December 27, 2024	December 29, 2023
Cash paid for amounts included in the measurements of lease liabilities	$38,387	$39,609
Right-of-use assets obtained in exchange for new operating lease liabilities	$10,396	$6,813
Weighted average remaining lease term - operating leases	5.6 years	5.9 years
Weighted average discount rate - operating leases	3.8%	3.5%
Total remaining lease payments under the Company's leases for the remainder of fiscal 2025 and for the succeeding years is as follows (in thousands):

Fiscal Year	Operating Leases
2025	$102,786
2026	114,775
2027	95,185
2028	77,687
2029	57,667
Thereafter	106,726
554,826
Less Interest	(56,567)
$498,259

JACOBS SOLUTIONS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

14.    Pension and Other Postretirement Benefit Plans
The following table presents the components of net periodic pension benefit expense recognized in earnings during the three months ended December 27, 2024 and December 29, 2023 (in thousands):

	Three Months Ended
	December 27, 2024	December 29, 2023
Component:
Service cost	$2,499	$2,261
Interest cost	20,402	21,560
Expected return on plan assets	(24,687)	(23,726)
Amortization of previously unrecognized items	3,002	1,949
Total net periodic pension benefit expense recognized	$1,216	$2,044
The service cost component of net periodic pension benefit is presented in the same line item as other compensation costs (direct cost of contracts and selling, general and administrative expenses) and the other components of net periodic pension expense are presented in miscellaneous income (expense), net on the Consolidated Statements of Earnings.
The following table presents certain information regarding the Company’s cash contributions to our pension plans for fiscal 2025 (in thousands):

Cash contributions made during the first three months of fiscal 2025	$4,836
Cash contributions projected for the remainder of fiscal 2025	30,806
Total	$35,642

15.Discontinued Operations
Separation of Critical Mission Solutions (“CMS”) and Cyber & Intelligence (“C&I”) Businesses
On September 27, 2024, Jacobs completed the previously announced Reverse Morris Trust transaction pursuant to which (i) Jacobs first transferred its CMS and portions of its DVS business to Amazon Holdco Inc., a Delaware corporation ("SpinCo"), which has since been renamed Amentum Holdings, Inc., (ii) Jacobs then effectuated a spin-off of SpinCo by distributing 124,084,108 shares of SpinCo Common Stock, by way of a pro rata distribution to its shareholders such that each holder of shares of Jacobs Common Stock was entitled to receive one share of SpinCo Common Stock for each share of Jacobs common stock held as of the record date, September 23, 2024, and (iii) finally, Amentum Parent Holdings LLC merged with and into SpinCo, with SpinCo surviving the merger. Amentum Holdings, Inc., as the surviving entity of the Separation Transaction is now an independent public company with common stock listed on the New York Stock Exchange under the symbol “AMTM” (“Amentum”).
In connection and in accordance with the terms of the Separation Transaction, prior to the Distribution and the Merger, Jacobs received a cash payment from SpinCo of approximately $911 million, after adjustments based on the levels of cash, debt and working capital in the SpinCo Business, which continues to be subject to final settlement between the parties, as set forth in the Agreement and Plan of Merger, dated as of November 20, 2023 (as amended, the “Merger Agreement").

JACOBS SOLUTIONS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

Summarized Financial Information of Discontinued Operations
    The following table represents earnings from discontinued operations, net of tax (in thousands):

	Three Months Ended
	December 27, 2024	December 29, 2023
Revenues	$64	$1,348,998
Direct cost of contracts	(60)	(1,163,190)
Gross profit	4	185,808
Selling, general and administrative expense	(1,348)	(123,745)
Operating (Loss) Profit	(1,344)	62,063
Other income, net	—	482
(Loss) Earnings Before Taxes from Discontinued Operations	(1,344)	62,545
Income Tax Benefit (Expense)	343	(15,332)
Net (Loss) Earnings of the Group from Discontinued Operations	(1,001)	47,213
Net Earnings Attributable to Noncontrolling Interests from Discontinued Operations	—	(3,375)
Net (Loss) Earnings Attributable to Jacobs from Discontinued Operations	$(1,001)	$43,838

Notable components included in our Consolidated Statements of Cash Flows for these discontinued operations are as follows (in thousands):

	For the Three Months Ended
	December 27, 2024	December 29, 2023
Depreciation and amortization:
Property, equipment and improvements	$—	$3,475
Intangible assets	$—	$14,187
Deferred income taxes	$—	$(6,206)
Additions to property and equipment	$—	$(2,340)
There were no assets and liabilities held for spin as of September 27, 2024.
Investment in Amentum Stock
As a result of the Separation Transaction on September 27, 2024, Jacobs held approximately 29 million of the outstanding shares of AMTM common stock initially recorded on a net book value basis under spin-off accounting rules.
Following the Merger and in accordance with the Escrow Agreement, Jacobs transferred 11 million shares of AMTM shares into escrow to be held and distributed between the parties to the Escrow Agreement based on terms and conditions set forth in the Merger Agreement, with final settlement of the shares between the parties (and associated financial statement impacts, if any) expected to be completed in fiscal 2025. To the extent the Company and its shareholders become entitled to any portion of the contingent consideration, the first 0.5% of the outstanding shares of AMTM will be released from escrow and delivered to the Company. Any further contingent consideration to which we and our shareholders may become entitled will be distributed on a pro rata basis to shareholders as of a record date to be determined in the future. Any shares of contingent consideration to which we and our shareholders do not become entitled to receive will be delivered to the former equity holder of Amentum.

JACOBS SOLUTIONS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

The Company's investment in AMTM shares (including shares held in escrow) is measured at fair value through net income as it is an investment in equity securities with a readily determinable fair value of approximately $597.9 million as of December 27, 2024. Additionally, fair value ("market") mark-to market losses of approximately $145.2 million were recorded in Miscellaneous income (expense), net during the first quarter of fiscal 2025 in association with the total AMTM share positions held. Further, as quoted market prices are available for these securities in an active market, the fair value measurement of the shares is categorized as a Level 1 input.
The Company intends to dispose of all of its final determined investment in AMTM shares within 12 months of the completion of the Separation and the Distribution, but there can be no assurance regarding the ultimate timing of such divestiture. The Company cannot predict the trading price of shares of Amentum’s common stock and the market value of the Amentum shares are subject to market volatility and other factors outside of our control. Unanticipated developments could delay, prevent or otherwise adversely affect the divestiture, including but not limited to financial market conditions.
Transition Services Agreement
Upon closing of the Separation Transaction, the Company entered into a Transition Services Agreement (the "TSA") with Amentum pursuant to which the Company, on an interim basis, will provide various services to Amentum including corporate, information technology, and project services. The initial term of the TSA began immediately following the closing of the transaction on September 27, 2024 and expires in September 2025. Pursuant to the terms of the TSA, the Company will receive payments for the interim services. Since inception of the TSA agreement, the Company has recognized costs recorded in SG&A expense incurred to perform the TSA, offset by $11.4 million in TSA related income for such services that is reported in miscellaneous income (expense) for the three month period ended December 27, 2024.
Sale of Energy, Chemicals and Resources ("ECR") Business
On April 26, 2019, Jacobs completed the sale of its Energy, Chemicals and Resources ("ECR") business to Worley Limited, a company incorporated in Australia ("Worley"), for a purchase price of $3.4 billion consisting of (i) $2.8 billion in cash plus (ii) $58.2 million ordinary shares of Worley, subject to adjustments for changes in working capital and certain other items. For the three months ended December 27, 2024 and December 29, 2023, $0 and $(0.6) million were reported in Net Earnings Attributable to Jacobs from Discontinued Operations on the Consolidated Statement of Earnings related to ECR.

JACOBS SOLUTIONS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

16.    PA Consulting Redeemable Noncontrolling Interests
In connection with the Company's strategic investment in PA Consulting, the Company recorded redeemable noncontrolling interests, including subsequent purchase accounting adjustments, representing the noncontrolling interest holders' equity interests in the form of preferred and common shares of PA Consulting, with substantially all of the value associated with these interests allocable to the preferred shares.
During the first quarter of 2025 and 2024, PA Consulting repurchased certain shares of the redeemable noncontrolling interest holders for cash amounts of $3.7 million and $24.4 million, respectively. The difference between the cash purchase prices and the recorded book values of these repurchased interests was recorded in the Company’s consolidated retained earnings. The Company held approximately 70% of the outstanding ownership of PA Consulting as of December 27, 2024 and September 27, 2024.
During the first quarter of 2025, there was a $0.04 increase in earnings per share resulting from adjustments to the redeemable noncontrolling interests to reflect the reduction of the excess in the redemption values over fair values of the B common shares component of the redeemable equity. During the first quarter of 2024, there was a $0.01 increase in earnings per share resulting from redemption value adjustments associated with redeemable noncontrolling interests preference share repurchase and reissuance activities that were recorded.
The changes above had no impact on the Company’s overall results of operations, financial position or cash flows. See Note 6- Earnings Per Share and Certain Related Information for more information.
Changes in the redeemable noncontrolling interests during the three months ended December 27, 2024 are as follows (in thousands):

Balance at September 27, 2024	$820,182
Accrued Preferred Dividend to Preference Shareholders	18,867
Attribution of Preferred Dividend to Common Shareholders	(18,867)
Net earnings attributable to redeemable noncontrolling interests to Common Shareholders	7,047
Redeemable Noncontrolling interests redemption value adjustment	(54)
Repurchase of redeemable noncontrolling interests	(4,712)
Cumulative translation adjustment and other	(27,870)
Balance at December 27, 2024	$794,593
In addition, certain employees and non-employees of PA Consulting are eligible to receive equity-based incentive grants in the future under the terms of the applicable agreements. During the first three months of fiscal 2025 and 2024, the Company recorded $5.9 million and $1.6 million, respectively, in expenses associated with these agreements which is reflected in selling, general and administrative expenses in the consolidated statements of earnings.
The Company, through its investment in PA Consulting, held $0.8 million and $2.1 million at December 27, 2024 and September 27, 2024, respectively, in cash that is restricted from general use and is included in Prepaid expenses and other in the Company's Consolidated Balance Sheets.

JACOBS SOLUTIONS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

17.    Restructuring and Other Charges
During fiscal 2023, the Company implemented restructuring and separation initiatives relating to the Separation Transaction which are expected to continue through fiscal 2025. Restructuring initiatives were also implemented during fiscal 2023 relating to our investment in PA Consulting, which is substantially completed. While restructuring activities for each of these programs are comprised mainly of employee termination costs, the separation activities and costs are primarily related to the engagement of outside services, dedicated internal personnel and other related costs dedicated to the Separation Transaction.
Collectively, the above-mentioned restructuring activities are referred to as “Restructuring and other charges.”
The following table summarizes the impacts of the Restructuring and other charges by operating segment for the three months ended December 27, 2024 and December 29, 2023 (in thousands):

	Three Months Ended
	December 27, 2024	December 29, 2023
Infrastructure & Advanced Facilities	$14,976	$37,179
PA Consulting	(236)	1,175
Total	$14,740	$38,354
Amounts included in:
Operating profit (mainly SG&A) (1)	$14,740	$38,354
	$14,740	$38,354

(1)The three months ended December 27, 2024 and December 29, 2023 included approximately $15.0 million and $37.1 million, respectively, in restructuring and other charges mainly relating to the Separation Transaction (primarily professional services and employee separation costs).
The activity in the Company’s accruals for Restructuring and other charges for the three months ended December 27, 2024 is as follows (in thousands):

Balance at September 27, 2024	$44,935
Net Charges (Credits)	14,740
Payments and other	(42,742)
Balance at December 27, 2024	$16,933
The following table summarizes the Restructuring and other charges by major type of costs for the three months ended December 27, 2024 and December 29, 2023 (in thousands):

	Three Months Ended
	December 27, 2024	December 29, 2023
Lease Abandonments and Impairments	$—	$49
Terminations	385	11,142
Outside Services (1)	11,412	23,793
Other (2)	2,943	3,370
Total	$14,740	$38,354
(1) Amounts in the three months ended December 27, 2024 and December 29, 2023 are comprised of professional services relating to the Separation Transaction.
(2) Amounts in the three months ended December 27, 2024 and December 29, 2023 are comprised of charges relating to the Separation Transaction.

JACOBS SOLUTIONS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

Cumulative amounts incurred to date for restructuring and other programs that were active as of December 27, 2024 by each major type of cost are as follows (in thousands):

Terminations	$79,673
Outside Services	145,488
Other (1)	(1,157)
Total	$224,004
(1)Cumulative amount includes a $35.2 million realized gain on interest rate swaps settled during the fourth quarter of fiscal 2024.
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
During fiscal 2022, the Company entered into two treasury lock agreements with a total notional value of $500 million to manage its interest rate exposure to the anticipated issuance of fixed rate debt before December 2023. On February 13, 2023, the Company settled these treasury lock agreements and issued the 5.90% Bonds in the aggregate principal amount of $500 million, which resulted in the receipt of cash and a pre-tax gain of $37.4 million, which is being amortized to interest expense and recognized over the term of the 5.90% Bonds. See Note 12- Borrowings for further discussion relating to the terms of the 5.90% Bonds. The unrealized net gain on these instruments was $23.0 million and $23.6 million, net of tax, and is included in accumulated other comprehensive income as of December 27, 2024 and September 27, 2024, respectively.
In fiscal 2020 we entered into interest rate swap agreements to manage the interest rate exposure on our variable rate loans. By entering into the swap agreements, the Company converted the LIBOR and SONIA rate based liabilities into fixed rate liabilities, for periods ranging from five to ten years. As of December 27, 2024 and September 27, 2024, the Company has one outstanding instrument with a notional value of $200.0 million.
The fair value of the interest rate swap at December 27, 2024 and September 27, 2024 was $29.8 million and $23.0 million, respectively, included within miscellaneous other assets on the consolidated balance sheet. The unrealized net gain on the interest rate swap as of December 27, 2024 and September 27, 2024 was $22.4 million and $17.4 million, respectively, net of tax, and was included in accumulated other comprehensive income.
During fiscal 2023, the aggregate liability amounts denominated in U.S. dollars transitioned from underlying LIBOR benchmarked rates to the SOFR and the terms of the swaps were amended accordingly. The swaps were designated as cash-flow hedges in accordance with ASC 815, Derivatives and Hedging.
Additionally, the Company held foreign exchange forward contracts in currencies that support our operations, including British Pound, Australian Dollar and other currencies, with notional values of $693.4 million at December 27, 2024 and $827.3 million at September 27, 2024. The length of these contracts currently ranges from one to twelve months. The fair value of the foreign exchange contracts at December 27, 2024 was $(7.8) million, of which $(8.2) million is included within current liabilities and $0.4 million is included within current assets on the consolidated balance sheet as of December 27, 2024. The fair value of the contracts as of September 27, 2024 was $15.3 million, of which $15.8 million is included within current assets and $(0.5) million is included within current liabilities on the consolidated balance sheet as of September 27, 2024. Associated income statement impacts are included in miscellaneous income (expense) in the consolidated statements of earnings for both periods.
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

JACOBS SOLUTIONS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

Contractual Guarantees, Legal Proceedings, Claims, Investigations and Insurance
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
At December 27, 2024 and September 27, 2024, the Company had issued and outstanding approximately $283.3 million and $306.2 million, respectively, in LOCs and $2.6 billion and $2.3 billion, respectively, in surety bonds.
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
19.    Segment Information
The Company's two operating segments are comprised of Infrastructure and Advanced Facilities ("I&AF") and its majority investment in PA Consulting. Subsequent to the Separation Transaction, the SpinCo businesses are now presented as discontinued operations for all periods and therefore not reflected in the segment disclosures below. For further information, refer to Note 15- Discontinued Operations.
The Company’s Chief Executive Officer is the Chief Operating Decision Maker (“CODM”) and evaluates the performance of each of these segments and make appropriate resource allocations among each of the segments. For purposes of the Company’s goodwill impairment testing, it has been determined that the Company’s operating segments are also its reporting units based on management’s conclusion that the components comprising each of its operating segments share similar economic characteristics and meet the aggregation criteria for reporting units in accordance with ASC 350, Intangibles-Goodwill and Other.

JACOBS SOLUTIONS INC. AND SUBSIDIARIES
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
The following tables present total revenues and segment operating profit from continuing operations for each reportable segment (in thousands) and includes a reconciliation of segment operating profit to total U.S. GAAP operating profit by including certain corporate-level expenses, Restructuring and other charges (as defined in Note 17- Restructuring and Other Charges) and transaction and integration costs (in thousands).

	For the Three Months Ended
	December 27, 2024	December 29, 2023
Revenues from External Customers:
Infrastructure & Advanced Facilities	$2,626,208	$2,504,226
PA Consulting	306,748	306,001
Total	$2,932,956	$2,810,227

	For the Three Months Ended
	December 27, 2024	December 29, 2023
Segment Operating Profit:
Infrastructure & Advanced Facilities (1)	$157,776	$128,892
PA Consulting	66,738	54,455
Total Segment Operating Profit	224,514	183,347
Restructuring, Transaction and Other Charges (2)	(16,096)	(41,347)
Total U.S. GAAP Operating Profit	208,418	142,000
Total Other (Expense) Income, net (3)	(155,271)	(38,795)
Earnings from Continuing Operations Before Taxes	$53,147	$103,205

(1)
Segment operating profit for Infrastructure & Advanced Facilities includes consolidated intangibles amortization of $38.7 million and $36.9 million and other corporate transaction related costs for the three months ended December 27, 2024 and December 29, 2023, respectively. Excluding these amounts, operating profit for the segment was $210.3 million and $167.4 million, respectively.

(2)
The three months ended December 27, 2024 and December 29, 2023 included $15.0 million and $37.1 million, respectively, of restructuring and other charges mainly relating to the Separation Transaction (primarily professional services and employee separation costs).

(3)	The three months ended December 27, 2024 included $145.2 million in mark-to-market losses associated with our investment in Amentum stock in connection with the Separation Transaction.
See also the further description of results of operations for our operating segments in Item 2- Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Item 2.        Management’s Discussion and Analysis of Financial Condition and Results of Operations.
General
The purpose of this Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is to provide a narrative analysis explaining the reasons for material changes in the Company’s (i) financial condition from the most recent fiscal year-end to December 27, 2024 and (ii) results of operations during the current fiscal period(s) as compared to the corresponding period(s) of the preceding fiscal year. In order to better understand such changes, readers of this MD&A should also read:
•The discussion of the critical and significant accounting policies used by the Company in preparing its consolidated financial statements. The most current discussion of our critical accounting policies appears in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations of our 2024 Form 10-K, and the most current discussion of our significant accounting policies appears in Note 2- Significant Accounting Polices in Notes to Consolidated Financial Statements of our 2024 Form 10-K;
•The Company’s fiscal 2024 audited consolidated financial statements and notes thereto included in our 2024 Form 10-K; and
•Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our 2024 Form 10-K.

In addition to historical information, this MD&A and other parts of this Quarterly Report on Form 10-Q contain forward-looking statements within the meaning of the United States Private Securities Litigation Reform Act of 1995. Forward-looking statements are statements that do not directly relate to any historical or current fact. When used herein, words such as “expects,” “anticipates,” “believes,” “seeks,” “estimates,” “plans,” “intends,” “future,” “will,” “would,” “could,” “can,” “may,” "target," "goal" and similar words are intended to identify forward-looking statements. Examples of forward-looking statements include, but are not limited to, statements we make concerning the financial condition and results of operations and our expectations as to our future growth, prospects, financial outlook and business strategy and any assumptions underlying any of the foregoing. Although such statements are based on management’s current estimates and expectations, and/or currently available competitive, financial, and economic data, forward-looking statements are inherently uncertain, and you should not place undue reliance on such statements as actual results may differ materially. We caution the reader that there are a variety of risks, uncertainties and other factors that could cause actual results to differ materially from what is contained, projected or implied by our forward-looking statements. Such factors include but are not limited to:
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
•our ability to fully execute on our corporate strategy, including (i) uncertainties as to the impact of the completed Separation Transaction (as defined below) on our business, such as a possible impact on our credit profile or our ability to operate as a separate public-company without the benefit of the resources and capabilities divested as part of the SpinCo Business (as defined below), the possibility that the Separation Transaction will not result in the intended benefits to us or our shareholders, that we will not realize the value expected to be derived from the disposition of our retained stake in Amentum (as defined below), or that we will incur unexpected costs, charges or expenses related to the provision of transition services in connection with the Separation Transaction, (ii) the impact of acquisitions, strategic alliances, divestitures, and other strategic events resulting from evolving business strategies, including on our ability to maintain our culture and retain key personnel, customers or suppliers, or our ability to achieve the cost-savings and synergies contemplated by our recent acquisitions within the expected time frames or to achieve them fully and to successfully integrate acquired businesses while retaining key personnel, and (iii) our ability to invest in the tools needed to implement our strategy;

•financial market risks that may affect us, including by affecting our access to capital, the cost of such capital and/or our funding obligations under defined benefit pension and post-retirement plans;
•legislative changes, including potential changes to the amounts provided for, under the Infrastructure Investment and Jobs Act, as well as other legislation and executive orders related to governmental spending, and changes in U.S. or foreign tax laws, statutes, rules, regulations or ordinances, including the impact of, and changes to, tariffs or trade policies that may adversely impact our future financial position or results of operations;
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
The foregoing factors and potential future developments are inherently uncertain, unpredictable and, in many cases, beyond our control. For a description of these and additional factors that may occur that could cause actual results to differ from our forward-looking statements, see the Company’s filings with the U.S. Securities and Exchange Commission, including in particular the discussions contained in our fiscal 2024 Form 10-K under Item 1 - Business, Item 1A - Risk Factors, Item 3 - Legal Proceedings, and Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations; and in this Quarterly Report on Form 10-Q under Part I, Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations, and Part II, Item 1 - Legal Proceedings and Item 1A - Risk Factors. We undertake no obligation to release publicly any revisions or updates to any forward-looking statements. We encourage you to read carefully the risk factors, as well as the financial and business disclosures contained in this Quarterly Report on Form 10-Q and in other documents we file from time to time with the United States Securities and Exchange Commission (the "SEC").
Business Overview
At Jacobs, our foundation guides us to create a more connected and sustainable world.
We are challenging today to reinvent tomorrow - delivering outcomes and solutions for the world’s most complex challenges. With a team of approximately 45,000, we provide end-to-end services in advanced manufacturing, cities & places, energy, environmental, life sciences, transportation and water markets. From advisory and consulting, feasibility, planning, design, program and lifecycle management, we are creating a more connected and sustainable world.
Whether tackling water scarcity, aging infrastructure, access to life-saving therapies or sophisticated cyberattacks, we take on some of the world’s biggest challenges, bringing a different way of thinking to everything we do. We channel our creativity, agility and our domain expertise to create value for our clients and society.
Over the last seven years, Jacobs has been on a transformation journey, starting with a re-emphasis on business excellence, our culture and brand, and evolving our portfolio to become a science-based consulting and advisory solutions provider focused on delivering solutions for some of the world’s most complex sustainability, critical infrastructure and advanced manufacturing challenges. This transformation included acquiring a 65% stake in PA Consulting Group Limited ("PA Consulting") in fiscal 2021. Acquisitions of BlackLynx and StreetLight further positioned us as a leader in high-value critical infrastructure and technology-enabled solutions.
In March of 2022, Jacobs launched Boldly Moving Forward, a three-year strategy that builds on our success over the preceding three years to take advantage of a new lens crafted from the incredible pace of change in the world and in our markets. We are now focused on broadening our leadership in high growth sectors aligned with long-term secular trends, such as infrastructure renewal and investment, and the global transition to more sustainable ways of living.
Our strategy is driven by our purpose to create a more connected, sustainable world, applying our values and delivering on our brand promise of “Challenging today. Reinventing tomorrow.” Extensive evaluation of global trends, capabilities and markets identified three growth accelerators: Climate Response, Data Solutions, and Consulting & Advisory, which cut across our entire organization and key sectors creating connections among global market trends, our client solutions and our company purpose. Our three growth accelerators are delivering significant value for our clients, positioning Jacobs for high-margin growth while advancing sustainability and social value in our communities.
Today, our clients face a rapidly changing world - navigating multifaceted challenges such as the increasing pace of technological change, budget and supply chain limitations, global climate change events and complex geopolitical conditions. At Jacobs, we strive to help them meet these challenges.
Climate Response
As a purpose-led company, we know we have a pivotal role to play across the entire Climate Response value chain – focusing on end-to-end solutions in energy transition, decarbonization, adaptation and resilience, and regenerative and nature-based climate solutions.
Data Solutions
We are harnessing our data and digital capabilities, products and tools to help our clients operate more efficiently in a safe environment and capitalize on their data more than ever before. We invest in big data, technology-enhanced and artificial intelligence solutions to help clients find better, safer and more agile ways of working. We provide solutions in data analytics and insights, digital architecture, advisory and transformation, software development and cybersecurity and operational technology.
Consulting and Advisory
Together with our visionary partner, PA Consulting, we're expanding our position in high-end advisory services and deploying our collective strengths to create significant opportunities for our clients to adapt, innovate and transform.

Operating Segments
The services we provide to our markets fall into the following two operating segments: 1) Infrastructure & Advanced Facilities and 2) our majority investment in PA Consulting. For additional information regarding our segments, including information about our financial results by segment and financial results by geography, see Note 19- Segment Information and Note 5- Revenue Accounting for Contracts of Notes to Consolidated Financial Statements.
Infrastructure & Advanced Facilities (I&AF)
Jacobs' Infrastructure & Advanced Facilities line of business provides end-to-end solutions for our clients’ most complex challenges related to climate change, energy transition, connected mobility, buildings and infrastructure, integrated water management and biopharmaceutical manufacturing. In doing so, we combine deep experience in the following end markets - Critical Infrastructure, Water & Environmental and Life Sciences & Advanced Manufacturing. Our core skills revolve around consulting, planning, architecture, design, engineering, infrastructure delivery services including project, program and construction management and long-term operation of facilities. Solutions are delivered as standalone professional service engagements, comprehensive program management partnerships, and selective progressive design-build and construction management at-risk delivery services. Increasingly, we use data science and technology-enabled expertise to deliver positive and enduring outcomes for our clients and communities.

Our clients include national, state and local governments in the U.S., Europe, U.K., Middle East, and Asia Pacific, and multinational and local private sector clients throughout the world.

PA Consulting
Jacobs invested in a 65% stake in PA Consulting, the global innovation and transformation consultancy firm. PA Consulting accelerates new growth ideas from concept, through design and development and to commercial success, and revitalizes organizations, building leadership, culture, systems and processes to make innovation a reality. PA Consulting's global team of approximately 4,000, which includes strategists, innovators, designers, consultants, digital experts, scientists, engineers and technologists, work across seven sectors: consumer and manufacturing, defense and security, energy and utilities, financial services, government, health and life sciences, and transport to make a positive impact alongside the clients it supports, bringing ingenuity to life.
PA Consulting has a diverse mix of private and public sector clients. Private sector clients include global household names like Unilever, Microsoft, and Pret A Manger, and start-ups like PulPac, which converts plant fibers into sustainable packaging to reduce single-use plastic. PA's work includes creating more sustainable airports with Amsterdam Airport Schiphol and accelerating the energy transition with Invenergy and energyRe, to new digital platforms for the American College of Emergency Physicians, pioneering medtech with Hubly Surgical, and resilient banking with Bankomat. Public sector clients include the U.K.'s Ministry of Defence, National Highways, The Norwegian Labour and Welfare Administration, and The Danish Tax Agency.
The Company is deploying the collective strengths of Jacobs and PA Consulting to create significant opportunities for our clients. Alongside Copenhagen Metro – one of the most advanced public transport systems in Europe – we’re providing strategic management and technical services to support its operations and maintenance. We’re also supporting the Frederick Douglass Tunnel program, one of the largest national transportation infrastructure investments in the U.S. Drawing on our extensive experience with Louisiana’s critical state infrastructure, we’re developing a comprehensive offshore wind roadmap for the Louisiana Department of Energy and Natural Resources, U.S. that aims to promote the state’s energy independence, diversification and security while developing its workforce and local economy. Supporting the U.K.’s decarbonization and energy security future, we are delivering technical project management support to the U.K. Department for Energy Security & Net Zero’s Carbon Capture, Usage and Storage program, an essential element of the U.K.’s commitment to deliver a net-zero economy by 2050.
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
As a result of the Separation Transaction, substantially all SpinCo Business-related assets and liabilities have been separated and distributed (the "Disposal Group"). The Company determined that the Disposal Group should be reported as discontinued operations in accordance with ASC 205-20, Discontinued Operations because their disposal represents a strategic shift that had a major effect on operations and financial results. As such, the financial results of the SpinCo Business are reflected in our Consolidated Statements of Earnings as discontinued operations for all periods presented. No amounts remained held for spin at the end of fiscal 2024. See Note 15- Discontinued Operations.

Prior to the Separation Transaction, Jacobs’ Critical Mission Solutions line of business provided a full spectrum of solutions for clients to address evolving challenges like digital transformation and modernization, national security and defense, space exploration, digital asset management, the clean energy transition, and nuclear decommissioning and cleanup. Clients included government agencies, as well as private sector clients mainly in the aerospace, automotive, motorsports, energy and telecom sectors. Prior to the Separation Transaction, the DVS business unit served as the core foundation for developing and delivering innovative, next-generation cloud, cyber, data and digital technologies. DVS clients included government agencies and commercial clients in the U.S. and international markets. Certain portions of the DVS business were retained and are now part of I&AF, which include advising digital strategy and transformation and developing digital solutions that facilitate capital, operational and cybersecurity decisions for our clients across our segments and their end markets.
Results of Operations for the three months ended December 27, 2024 and December 29, 2023
(in thousands, except per share information)

	For the Three Months Ended
	December 27, 2024	December 29, 2023
Revenues	$2,932,956	$2,810,227
Direct cost of contracts	(2,211,689)	(2,145,497)
Gross profit	721,267	664,730
Selling, general and administrative expenses	(512,849)	(522,730)
Operating Profit	208,418	142,000
Other Income (Expense):
Interest income	9,656	7,519
Interest expense	(34,820)	(43,350)
Miscellaneous expense	(130,107)	(2,964)
Total other expense, net	(155,271)	(38,795)
Earnings from Continuing Operations Before Taxes	53,147	103,205
Income Tax (Expense) Benefit from Continuing Operations	(57,149)	31,610
Net (Loss) Earnings of the Group from Continuing Operations	(4,002)	134,815
Net (Loss) Earnings of the Group from Discontinued Operations, net of tax	(1,001)	46,639
Net (Loss) Earnings of the Group	(5,003)	181,454
Net Earnings Attributable to Noncontrolling Interests from Continuing Operations	(6,080)	(3,851)
Net Earnings Attributable to Redeemable Noncontrolling interests	(7,047)	(2,618)
Net (Loss) Earnings Attributable to Jacobs from Continuing Operations	(17,129)	128,346
Net Earnings Attributable to Noncontrolling Interests from Discontinued Operations	—	(3,375)
Net (Loss) Earnings Attributable to Jacobs from Discontinued Operations	(1,001)	43,264
Net (Loss) Earnings Attributable to Jacobs	$(18,130)	$171,610
Net Earnings Per Share:
Basic Net (Loss) Earnings from Continuing Operations Per Share	$(0.10)	$1.03
Basic Net (Loss) Earnings from Discontinued Operations Per Share	$(0.01)	$0.34
Basic (Loss) Earnings Per Share	$(0.11)	$1.37

Diluted Net (Loss) Earnings from Continuing Operations Per Share	$(0.10)	$1.03
Diluted Net (Loss) Earnings from Discontinued Operations Per Share	$(0.01)	$0.34
Diluted (Loss) Earnings Per Share	$(0.11)	$1.37

Overview – Three Months Ended December 27, 2024
Net loss attributable to the Company from continuing operations for the first fiscal quarter of 2025 was $(17.1) million (or $(0.10) per diluted share), a decrease of $145.5 million, from net earnings of $128.3 million (or $1.03 per diluted share) for the corresponding period last year. Included in the Company’s operating results from continuing operations for the first fiscal quarter of 2025 were $145.2 million in pre-tax fair value losses recorded in miscellaneous (expense) income, net, associated with our investment held in Amentum stock after finalization of the Separation Transaction as well as pre-tax Restructuring and other charges and transaction costs of $16.1 million associated primarily to expenses incurred relating to the Separation Transaction (primarily professional services and employee separation costs), compared to 2024 amounts of $41.4 million, which are discussed in Note 17- Restructuring and Other Charges.
Net loss attributable to the Company from discontinued operations for the first fiscal quarter of 2025 was $(1.0) million (or $(0.01) per diluted share), a decrease of $44.3 million, from net earnings of $43.3 million (or $0.34 per diluted share) for the corresponding period last year. The change year-over-year was primarily driven by prior year operating results of the SpinCo Business which were divested and therefore are no longer in Company's financial results in fiscal year 2025. See note 15- Discontinued Operations.
Consolidated Results of Operations
Revenues for the first fiscal quarter of 2025 were $2.93 billion, an increase of $122.7 million, or 4.4%, from $2.81 billion for the corresponding period last year. Revenue increases for the quarterly year over year period were due mainly to the Company's I&AF business, as well as slightly higher revenues year over year in our PA Consulting business. The I&AF business benefited primarily from stronger performance in its Americas, Energy & Power and Asia Pacific and Middle East business operations. Our revenues were favorably impacted by foreign currency translation of $16.4 million for the first fiscal quarter of 2025 across our international businesses, as compared to a favorable impact of $37.6 million for the first fiscal quarter of 2024, respectively.
Gross profit for the first fiscal quarter of 2025 was $721.3 million, an increase of $56.5 million, or 8.5%, from $664.7 million from the corresponding period last year, with gross profit margins of 24.6% and 23.7% for the respective periods. The Company's increase in gross profit was mainly attributable to higher revenues as mentioned above, with favorable margin impacts from year over year mix as well as personnel cost impacts.
See Segment Financial Information discussion for further information on the Company’s results of operations at the operating segment.
Selling, general & administrative ("SG&A") expenses for the first fiscal quarter of 2025 were $512.8 million compared to $522.7 million for the corresponding period last year, representing a decrease of $9.9 million or 1.9%. Lower SG&A expenses as compared to the corresponding period last year was due primarily to decrease of $22.2 million in Restructuring and other charges costs associated with the Separation Transaction. This decrease in SG&A expenses was partly offset by increases in expenses associated with the Transition Services Agreement (the "TSA") with Amentum, incentives and other department spend. Lastly, SG&A expenses were impacted by unfavorable foreign exchange impacts of $3.2 million for the first fiscal quarter of 2025 as compared to unfavorable impacts of $3.6 million for the first fiscal quarter of 2024.
Net interest expense for the first fiscal quarter of 2025 was $25.2 million, a decrease of $10.7 million from $35.8 million or 29.8%, for the corresponding period last year. The decrease in net interest expense for the first fiscal quarter of 2025 was due primarily to the Company's higher levels of cash and lower overall levels of outstanding debt compared to the last fiscal year compared to the comparative periods.
Miscellaneous (expense) net for the first fiscal quarter of 2025 was $(130.1) million in comparison to $(3.0) million for the corresponding period last year. The unfavorable comparisons to the corresponding period last year were due primarily to a $145.2 million loss associated with mark-to-market losses associated with our investment in Amentum stock in connection with the Separation Transaction, offset in part by $11.4 million in TSA-related income associated with the Separation Transaction as discussed in Note 15- Discontinued Operations.

The Company’s effective tax rates from continuing operations for the three months ended December 27, 2024 and December 29, 2023 were 107.5% and (30.6)%, respectively. The most significant items contributing to the difference between the statutory U.S. federal corporate tax rate of 21.0% and the Company's effective tax rate for the three-month period ended December 27, 2024 was due to $37.0 million in unfavorable tax impacts associated with the non-deductibility of losses from our investment in Amentum stock, as well as U.S. state income tax expense of $5.4 million and U.S. tax on foreign earnings of $4.9 million. The U.S state income tax and U.S. tax on foreign earnings are expected to have a continuing impact on the Company's effective tax rate for the remainder of the fiscal year.
The most significant item contributing to the difference between the statutory U.S. federal corporate tax rate of 21.0% and the Company's effective tax rate for the three-month period ended December 29, 2023 was related to the election to treat an Australian subsidiary as a corporation versus a partnership for U.S. tax purposes, which resulted in the derecognition of a deferred tax liability and yielded a discrete income tax benefit of $61.6 million as the Company asserted that a component of the investment will be indefinitely reinvested.
In December 2021, the Organization for Economic Cooperation and Development ("OECD") released the Pillar Two Model Rules (also referred to as the global minimum tax or Global Anti-Base Erosion "GloBE" rules), which were designed to ensure large multinational enterprises pay a minimum 15 percent level of tax on the income arising in each jurisdiction in which they operate. Several jurisdictions in which we operate have enacted these rules, which are effective for the first quarter of the fiscal year ending September 26, 2025. The Company is continually monitoring developments and evaluating the potential impacts. At this time, implementation of these rules has not generated a material impact on consolidated income taxes.
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
Net earnings attributable to noncontrolling interests including redeemable noncontrolling interests for the first fiscal quarter of 2025 were $13.1 million and $6.5 million for the corresponding period last year. The year over year increase was primarily due to changes in net earnings results in our PA Consulting investment compared to the prior year period.
Restructuring and Other Charges
During fiscal 2023, the Company implemented restructuring initiatives relating to the Separation Transaction. The Company incurred approximately $0.7 million during the first fiscal quarter of 2025 and $42.0 million and $17.5 million in fiscal 2024 and fiscal 2023, respectively, in pre-tax cash charges in connection with these initiatives. These actions, which are expected to be substantially completed before the end of fiscal 2025, are expected to result in estimated gross annualized pre-tax cash savings of approximately $120 million to $147 million. We will likely incur additional charges under this program through fiscal 2025, which are expected to result in additional savings in future periods.
During third quarter fiscal 2023, the Company approved a plan to improve business processes and cost structures of our PA Consulting investment by reorganizing senior management and reducing headcount. In connection with these initiatives, which are substantially completed, the Company incurred approximately $6.4 million and $14.3 million in fiscal 2024 and fiscal 2023, respectively, in pre-tax cash charges. These activities are expected to result in estimated gross annualized pre-tax cash savings of approximately $50 million to $65 million.
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

	Three Months Ended
	December 27, 2024	December 29, 2023
Revenues from External Customers:
Infrastructure & Advanced Facilities	$2,626,208	$2,504,226
PA Consulting	306,748	306,001
Total	$2,932,956	$2,810,227

	Three Months Ended
	December 27, 2024	December 29, 2023
Segment Operating Profit:
Infrastructure & Advanced Facilities (1)	$157,776	$128,892
PA Consulting	66,738	54,455
Total Segment Operating Profit	224,514	183,347
Restructuring, Transaction and Other Charges (2)	(16,096)	(41,347)
Total U.S. GAAP Operating Profit	208,418	142,000
Total Other (Expense) Income, net (3)	(155,271)	(38,795)
Earnings Before Taxes from Continuing Operations	$53,147	$103,205

(1)	Segment operating profit for Infrastructure & Advanced Facilities includes consolidated intangibles amortization of $38.7 million and $36.9 million and other corporate transaction related costs for the three months ended December 27, 2024 and December 29, 2023, respectively. Excluding these amounts, operating profit for the segment was $210.3 million and $167.4 million, respectively.
(2)	The three months ended December 27, 2024 and December 29, 2023 included $15.0 million and $37.1 million, respectively, of restructuring and other charges mainly relating to the Separation Transaction (primarily professional services and employee separation costs).
(3)	The three months ended December 27, 2024 included $145.2 million in mark-to-market losses associated with our investment in Amentum stock in connection with the Separation Transaction.

Infrastructure & Advanced Facilities

	Three Months Ended
(in thousands)	December 27, 2024	December 29, 2023
Revenue	$2,626,208	$2,504,226
Operating Profit	$157,776	$128,892

Revenues for the I&AF segment for the first fiscal quarter of 2025 was $2.63 billion, an increase of $122.0 million, or 4.9%, from reported amount of $2.50 billion for the corresponding period last year. The increase in revenue for the first fiscal quarter of 2025 was driven by net revenue growth across all sectors, particularly in water, life sciences, transportation and energy. Foreign currency translation had approximately $6.9 million in favorable impacts on revenues for the three months ended first fiscal quarter of 2025, as compared to $20.9 million in favorable impacts in the corresponding prior year period.

Operating profit for the I&AF segment for the first fiscal quarter of 2025 was $157.8 million, an increase of $28.9 million, or 22.4%, from $128.9 million for the corresponding period last year. The increase in the three month period is a result of higher year over year segment revenues mentioned above as well as a one-time negative impact from changes in employee benefits programs in prior year period. Foreign currency translation had approximately $0.7 million in favorable impact on operating profit for the first fiscal quarter of 2025, as compared to $5.0 million in favorable impacts in the corresponding prior year period.

PA Consulting

	Three Months Ended
(in thousands)	December 27, 2024	December 29, 2023
Revenue	$306,748	$306,001
Operating Profit	$66,738	$54,455

Revenues for the PA Consulting segment for the first fiscal quarter of 2025 were $306.7 million, an increase of $0.7 million, or 0.2% from $306.0 million in the corresponding period last year. The three month increase is primarily due to foreign currency translation which had an approximately $9.5 million in favorable impacts on revenues for the first fiscal quarter of 2025, as compared to $16.7 million in favorable impacts in the corresponding prior year period, offset by lower performance in public sector work compared to the prior year.

Operating profit for the segment for the first fiscal quarter of 2025 was $66.7 million, an increase of $12.3 million, or 22.6% from $54.5 million in the corresponding period last year. The year over year improvement in the quarter is mainly attributable to favorable impacts from cost reduction programs implemented in the prior year.

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
Because certain contracts (e.g., contracts relating to large engineering, procurement & construction projects as well as national government programs) can cause large increases to backlog in the fiscal period in which we recognize the award, and because many of our contracts require us to provide services that span over several fiscal quarters (and sometimes over fiscal years), we have presented our backlog on a year-over-year basis, rather than on a sequential, quarter-over-quarter basis.
The following table summarizes our backlog at December 27, 2024 and December 29, 2023 (in millions):

	December 27, 2024	December 29, 2023
Infrastructure & Advanced Facilities	$21,484	$18,031
PA Consulting	331	317
Total	$21,815	$18,348

The increase in backlog in I&AF from December 29, 2023 was predominantly driven by growth across Water, Life Sciences and Transportation and Cities & Place markets.
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
Liquidity and Capital Resources
At December 27, 2024, our principal sources of liquidity consisted of $1.30 billion in cash and cash equivalents and $1.74 billion of available borrowing capacity under our $2.25 billion revolving credit agreement (the "Revolving Credit Facility"). We finance much of our operations and growth through cash generated by our operations.
Cash and cash equivalents at December 27, 2024 were $1.30 billion, representing an increase of $154.9 million from $1.14 billion at September 27, 2024, the reasons for which are described below. The following table presents selected consolidated cash flow information of the Company for the respective periods shown below (including discontinued operations of our separated SpinCo businesses, see Note 15 - Discontinued Operations for more information):

	For the Three Months Ended
(In thousands)	December 27, 2024	December 29, 2023
Net cash provided by operating activities	$107,456	$418,361
Cash Flows from Investing Activities:
Additions to property and equipment	(10,333)	(17,306)
Disposals of property and equipment and other assets	1,481	43
Capital contributions to equity investees, net of return of capital distributions	932	1,266
Net cash used for investing activities	(7,920)	(15,997)
Cash Flows from Financing Activities:
Proceeds from long-term borrowings	589,000	540,401
Repayments of long-term borrowings	(221,000)	(567,752)
Repayments of short-term borrowings	(5,345)	(6,262)
Debt issuance costs	—	(1,606)
Proceeds from issuances of common stock	7,984	11,355
Common stock repurchases	(201,626)	(100,016)
Taxes paid on vested restricted stock	(14,404)	(22,387)
Cash dividends to shareholders	(36,481)	(33,366)
Net dividends associated with noncontrolling interests	(2,245)	(4,708)
Repurchase of redeemable noncontrolling interests	(3,729)	(24,360)
Net cash provided by (used for) financing activities	112,154	(208,701)
Effect of Exchange Rate Changes	(58,180)	34,148
Net Increase in Cash and Cash Equivalents and Restricted Cash	153,510	227,811
Cash and Cash Equivalents, including Restricted Cash, at the Beginning of the Period	1,146,931	929,445
Cash and Cash Equivalents, including Restricted Cash, at the End of the Period	$1,300,441	$1,157,256
Less Cash and Cash Equivalents included in Assets held for spin	$—	$(215,622)
Cash and Cash Equivalents, including Restricted Cash of Continuing Operations at the End of the Period	$1,300,441	$941,634
Our net cash flow provided by operations for the first fiscal quarter of 2025 was $107.5 million. For the first fiscal quarter of 2024, cash from operations was $418.4 million (inclusive of discontinued operations) and $307.1 million from continuing operations. The decline on a continuing operations basis was largely due to higher uses of cash from increases in net working capital, namely Accounts Receivables as well as increases in cash income tax payments of $48.0 million within accrued liabilities. These decreases were offset in part by higher net earnings from continuing operations after adjustments for non-cash reconciling items, mainly losses on investment securities.
Our net cash used for investing activities for the first fiscal quarter of 2025 was $7.9 million, compared to cash used for investing activities of $16.0 million in the corresponding prior year period (which included $2.3 million associated with discontinued operations), due to lower levels of additions to plant, property and equipment in the current year.
Our net cash provided by financing activities of $112.2 million for the first fiscal quarter of 2025 is driven by net proceeds from borrowings of $362.7 million, partly offset by share repurchases of $201.6 million, $36.5 million in dividends to shareholders, and $14.4 million in taxes paid on vested restricted stock. Cash used for financing activities in the corresponding prior year period was $208.7 million, due primarily to share repurchases of $100.0 million, net repayments from borrowings of $33.6 million, $33.4 million in dividends to shareholders, and $24.4 million in net PA Consulting related redeemable noncontrolling interests purchase and issuance activity.
At December 27, 2024, the Company had approximately $229.7 million in cash and cash equivalents held in the U.S. and $1,070.0 million held outside of the U.S. (primarily in the U.K., the Eurozone, Australia, India, Canada, and the Middle East region). Other than the tax cost of repatriating funds to the U.S., there are no material impediments to repatriating these funds to the U.S.
The Company had $283.3 million in letters of credit outstanding at December 27, 2024. Of this amount, $0.5 million was issued under the Revolving Credit Facility and $282.8 million was issued under separate, committed and uncommitted letter-of-credit facilities.

Long-term debt as of December 27, 2024 increased by $368.7 million compared to September 27, 2024 primarily due to an increased draw on the revolving credit facility to fund our operations.
Under the Separation Transaction, Jacobs and its shareholders will own up to 63% of AMTM stock upon consummation of the transaction, the exact amount of which continues to be subject to final settlement based on the achievement of certain fiscal year 2024 operating profit targets. Jacobs is also expected to realize additional value after closing through the disposition of its retained equity stake in the combined company within 12 months of the transaction closing date, but there can be no assurance regarding the ultimate timing of such divestiture. The Company cannot predict the trading price of shares of Amentum’s common stock and the market value of the Amentum shares are subject to market volatility and other factors outside of our control. Unanticipated developments could delay, prevent or otherwise adversely affect the divestiture, including but not limited to financial market conditions.
On February 6, 2023, the Company refinanced its Revolving Credit Facility and 2021 Term Loan Facility, and on February 16, 2023, the Company issued the 5.90% Bonds in the aggregate principal amount of $500.0 million. On August 18, 2023, the Company issued the 6.35% Bonds in the aggregate principal amount of $600.0 million. See Note 12 - Borrowings for further discussion relating to the terms of the 5.90% Bonds, the 6.35% Bonds, the Revolving Credit Facility and 2021 Term Loan Facility following the issuances and refinancing.
We believe we have adequate liquidity and capital resources to fund our projected cash requirements for the next twelve months based on the liquidity provided by our cash and cash equivalents on hand, our borrowing capacity and our continuing cash from operations.
We were in compliance with all of our debt covenants at December 27, 2024.

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

Three Months Ended
(in thousands)	December 27, 2024
Summarized Statement of Earnings Data
Revenue	$986,628
Direct Costs	$818,331
Selling, General and Administrative Expenses	$109,068
Net loss attributable to Guarantor Subsidiaries from continuing operations	$(68,444)
Noncontrolling interests	$(1,215)

(in thousands)	December 27, 2024	September 27, 2024
Summarized Balance Sheet Data
Current assets, less receivables from Non-Guarantor Subsidiaries	$1,736,272	$1,733,836
Current receivables from Non-Guarantor Subsidiaries	$974,627	$573,631
Noncurrent assets, less noncurrent receivables from Non-Guarantor Subsidiaries	$515,231	$503,444
Noncurrent receivables from Non-Guarantor Subsidiaries	$541,499	$615,986
Current liabilities	$1,742,651	$1,568,187
Current liabilities to Non-Guarantor Subsidiaries	$—	$—
Long-term Debt	$1,717,270	$1,348,594
Other Noncurrent liabilities, less amounts payable to Non-Guarantor Subsidiaries	$237,132	$237,025
Noncurrent liabilities to Non-Guarantor Subsidiaries	$1,031,752	$1,051,899
Noncontrolling interests	$2,515	$937
Accumulated deficit	$(963,692)	$(779,745)

Item 3.     Quantitative and Qualitative Disclosures About Market Risk.
We do not enter into derivative financial instruments for trading, speculation or other similar purposes that would expose the Company to market risk. In the normal course of business, our results of operations are exposed to risks associated with fluctuations in interest rates and currency exchange rates.
Interest Rate Risk
Please see the Note 12- Borrowings in Notes to Consolidated Financial Statements appearing under Part I, Item 1 of this Quarterly Report on Form 10-Q, which is incorporated herein by reference, for a discussion of the Revolving Credit Facility, 2021 Term Loan Facility and Note Purchase Agreement.
Our Revolving Credit Facility, 2021 Term Loan Facility and certain other debt obligations are subject to variable rate interest which could be adversely affected by an increase in interest rates. As of December 27, 2024, we had an aggregate of $1.45 billion in outstanding borrowings under our Revolving Credit Facility and 2021 Term Loan Facility. Interest on amounts borrowed under these agreements is subject to adjustment based on the Company’s Consolidated Leverage Ratio (as defined in the credit agreements governing the Revolving Credit Facility and the 2021 Term Loan Facility). Depending on the Company’s Consolidated Leverage Ratio, borrowings denominated in U.S. dollars under the Revolving Credit Facility and the 2021 Term Loan Facility bear interest at a SOFR rate plus a margin of between 0.975% and 1.725% or a base rate plus a margin of between 0.0% and 0.625% including applicable margins while borrowings denominated in British pounds under these respective facilities bear interest at an adjusted SONIA rate plus a margin of between 0.908% and 1.658%. Additionally, our Revolving Credit Facility, 2021 Term Loan Facility and our 5.90% Bonds have interest rates subject to potential increases relating to certain ESG metrics as stipulated in the related agreements and as discussed in Note 12- Borrowings.
However, as discussed in Note 18- Commitments and Contingencies and Derivative Financial Instruments, we are party to a swap agreement with a notional value of $200.0 million to convert the variable rate interest based liabilities associated with a corresponding amount of our debt into fixed interest rate liabilities, leaving $1.25 billion in principal amount subject to variable interest rate risk. Additionally, during fiscal 2022, we entered into two treasury lock arrangements with an aggregate notional value of $500.0 million, which were settled in the second quarter fiscal 2023, and are disclosed in further detail in Note 18- Commitments and Contingencies and Derivative Financial Instruments.
For the three months ended December 27, 2024, our weighted average borrowings that are subject to floating rate exposure were approximately $0.96 billion. If floating interest rates had increased by 1.00%, our interest expense for the three months ended December 27, 2024 would have increased by approximately $9.6 million.
Foreign Currency Risk
In situations where the Company incurs costs in currencies other than our functional currency, we sometimes enter into foreign exchange contracts to limit our exposure to fluctuating foreign currencies. We follow the provisions of ASC 815, Derivatives and Hedging in accounting for our derivative contracts. The Company has $693.4 million in notional value of exchange rate sensitive instruments at December 27, 2024. See Note 18- Commitments and Contingencies and Derivative Financial Instruments for discussion.

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
The Company’s management, with the participation of its Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), evaluated the effectiveness of the Company’s disclosure controls and procedures as defined by Rule 13a-15(e) of the Exchange Act defined above, as of December 27, 2024, the end of the period covered by this Quarterly Report on Form 10-Q (the “Evaluation Date”). Based on that evaluation, the Company’s management, with the participation of the Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer) concluded that the Company’s disclosure controls and procedures, as of the Evaluation Date, were effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
There were no changes to our internal control over financial reporting which were identified in connection with the evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act during the quarter ended December 27, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION
Item 1.    Legal Proceedings.
The information required by this Item 1 is included in the Note 18- Commitments and Contingencies and Derivative Financial Instruments included in the Notes to Consolidated Financial Statements appearing under Part I, Item 1 of this Quarterly Report on Form 10-Q, which is incorporated herein by reference.
Item 1A.    Risk Factors.
Please refer to Item 1A- Risk Factors in our 2024 Form 10-K, which is incorporated herein by reference, for a discussion of some of the factors that have affected our business, financial condition, and results of operations in the past and which could affect us in the future. There have been no material changes to those risk factors. Before making an investment decision with respect to our common stock, you should carefully consider those risk factors, as well as the financial and business disclosures contained in this Quarterly Report on Form 10-Q and our other current and periodic reports filed with the SEC.
Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds.
There were no sales of unregistered securities during the first fiscal quarter of 2025.
Share Repurchases
On January 25, 2023, the Company's Board of Directors authorized a share repurchase program of up to $1.0 billion of the Company's stock, to expire on January 25, 2026 (the "2023 Repurchase Authorization"). A summary of repurchases of the Company’s common stock made during the first quarter of fiscal 2025 under the 2023 Share Repurchase Authorization follows:

Period	Total Number of Shares Purchased	Average Price Per Share (1)	Total Number of Shares Purchased under the 2023 Repurchase Authorization	Approximate Dollar Value of Shares that May Yet Be Purchased Under the 2023 Repurchase Authorization
September 28, 2024 - October 25, 2024	65,671	$141.31	65,671	$463,134,855
October 26, 2024 - November 22, 2024	170,266	$140.59	170,266	$439,197,414
November 23, 2024 - December 27, 2024	1,219,902	$138.05	1,219,902	$270,788,109
Total	1,455,839		1,455,839

(1)Includes commissions paid and excise tax due under the Inflation Reduction Act of 2022 and calculated at the average price per share.

On January 30, 2025, the Company's Board of Directors authorized an incremental share repurchase program of up to $1.5 billion of the Company's common stock, to expire on January 30, 2028 (the "2025 Repurchase Authorization"). No repurchase activity has taken place under the 2025 Share Repurchase Authorization to date.
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

Item 3.    Defaults Upon Senior Securities.
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

2.2
Amendment to Agreement and Plan of Merger, dated August 26, 2024, by and among Jacobs Solutions Inc., Amazon Holdco Inc., Amentum Parent Holdings LLC and Amentum Joint Venture LP. Filed as Exhibit 2,5 to the Registrant’s fiscal 2024 Annual Report on Form 10-K and incorporated herein by reference.

3.1	Restated Certificate of Incorporation of Jacobs Solutions Inc, Filed as Exhibit 3.2 to the Registrant’s Current Report on Form 8-K on February 3, 2025 and incorporated herein by reference.
3.2
Amended and Restated Bylaws of Jacobs Solutions Inc., dated as of January 29, 2025. Filed as Exhibit 3.3 to the Registrant’s Current Report on Form 8-K on February 3, 2025 and incorporated herein by reference.

10.1#*	Form of Restricted Stock Unit Agreement (Performance Shares – Earnings Per Share (ELT)) (awarded pursuant to Jacobs' Stock Incentive Plan).
10.2#*	Form of Restricted Stock Unit Agreement (Performance Shares – ROIC (ELT)) (awarded pursuant to Jacobs' Stock Incentive Plan).
10.3#*	Offer Letter by and between Jacobs Engineering Group Inc. and Venkatesh Nathamuni, dated as of May 12, 2024.
22.1	Subsidiary Issuers of Guaranteed Securities. Filed as Exhibit 22.1 to the Registrant’s Quarterly Report on Form 10-Q for the third quarter of fiscal 2024 and incorporated herein by reference.
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101
The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended December 27, 2024, formatted in Inline XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Earnings, (iii) Consolidated Statements of Comprehensive Income (Loss), (iv) Consolidated Statements of Stockholders’ Equity, (v) Consolidated Statements of Cash Flows and (vi) Notes to Consolidated Financial Statements, tagged as blocks of text and including detailed tags.

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended December 27, 2024, (formatted as Inline XBRL and contained in Exhibit 101).

* Filed herewith
# Management contract or compensatory plan or arrangement

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
JACOBS SOLUTIONS INC.

By:	/s/ Venk Nathamuni
Venk Nathamuni
Chief Financial Officer
(Principal Financial Officer)

Date:	February 4, 2025