Form 10-Q
period 2025-03-28
JACOBS SOLUTIONS INC.
filed 2025-05-06
CIK 52988

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark one)
☒    Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 28, 2025
☐    Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check-mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes   ☒  No
Number of shares of common stock outstanding at April 25, 2025: 120,156,186

JACOBS SOLUTIONS INC.

Part I - FINANCIAL INFORMATION
Item 1.    Financial Statements.

JACOBS SOLUTIONS INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share information)

	March 28, 2025	September 27, 2024
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$1,204,649	$1,144,795
Receivables and contract assets	2,895,491	2,845,452
Prepaid expenses and other	168,186	155,865
Investment in equity securities	175,859	749,468
Total current assets	4,444,185	4,895,580
Property, Equipment and Improvements, net	293,643	315,630
Other Noncurrent Assets:
Goodwill	4,726,919	4,788,181
Intangibles, net	774,596	874,894
Deferred income tax assets	229,975	195,406
Operating lease right-of-use assets	281,568	303,856
Miscellaneous	459,809	385,458
Total other noncurrent assets	6,472,867	6,547,795
	$11,210,695	$11,759,005
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Current maturities of long-term debt	$—	$875,760
Accounts payable	991,668	1,029,140
Accrued liabilities	910,785	1,087,764
Operating lease liabilities	110,000	119,988
Contract liabilities	947,007	967,089
Total current liabilities	2,959,460	4,079,741
Long-term debt	2,633,620	1,348,594
Liabilities relating to defined benefit pension and retirement plans	275,170	298,221
Deferred income tax liabilities	144,002	116,655
Long-term operating lease liabilities	371,585	407,826
Other deferred liabilities	132,157	120,483
Total other noncurrent liabilities	3,556,534	2,291,779
Commitments and Contingencies
Redeemable Noncontrolling interests	821,541	820,182
Stockholders’ Equity:
Capital stock:
Preferred stock, $1 par value, authorized - 1,000,000 shares; issued and outstanding - none	—	—
Common stock, $1 par value, authorized - 240,000,000 shares; issued and outstanding - 120,379,245 shares and 124,253,511 shares as of March 28, 2025 and September 27, 2024, respectively	120,379	124,084
Additional paid-in capital	2,699,690	2,758,064
Retained earnings	1,824,418	2,366,769
Accumulated other comprehensive loss	(780,043)	(699,450)
Total Jacobs stockholders’ equity	3,864,444	4,549,467
Noncontrolling interests	8,716	17,836
Total Group stockholders’ equity	3,873,160	4,567,303
	$11,210,695	$11,759,005

See the accompanying Notes to Consolidated Financial Statements – Unaudited.

JACOBS SOLUTIONS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS
Three and Six Months Ended March 28, 2025 and March 29, 2024
(In thousands, except per share information)
(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	March 28, 2025	March 29, 2024	March 28, 2025	March 29, 2024
Revenues	$2,910,415	$2,847,179	$5,843,371	$5,657,406
Direct cost of contracts	(2,172,070)	(2,135,217)	(4,383,759)	(4,280,715)
Gross profit	738,345	711,962	1,459,612	1,376,691
Selling, general and administrative expenses	(529,697)	(528,718)	(1,042,546)	(1,051,448)
Operating Profit	208,648	183,244	417,066	325,243
Other Income (Expense):
Interest income	9,525	8,702	19,181	16,221
Interest expense	(38,580)	(44,232)	(73,399)	(87,583)
Loss on extinguishment of debt	(20,510)	—	(20,510)	—
Miscellaneous expense	(103,260)	(3,705)	(233,367)	(6,668)
Total other expense, net	(152,825)	(39,235)	(308,095)	(78,030)
Earnings from Continuing Operations Before Taxes	55,823	144,009	108,971	247,213
Income Tax Expense from Continuing Operations	(50,576)	(43,364)	(107,725)	(11,754)
Net Earnings of the Group from Continuing Operations	5,247	100,645	1,246	235,459
Net (Loss) Earnings of the Group from Discontinued Operations, net of tax	(5,550)	72,889	(6,551)	119,530
Net (Loss) Earnings of the Group	(303)	173,534	(5,305)	354,989
Net Loss (Earnings) Attributable to Noncontrolling Interests from Continuing Operations	11,731	(4,327)	5,651	(8,179)
Net Earnings Attributable to Redeemable Noncontrolling interests	(5,816)	(4,082)	(12,863)	(6,700)
Net Earnings (Loss) Attributable to Jacobs from Continuing Operations	11,162	92,236	(5,966)	220,580
Net Earnings Attributable to Noncontrolling Interests from Discontinued Operations	—	(3,013)	—	(6,388)
Net (Loss) Earnings Attributable to Jacobs from Discontinued Operations	(5,550)	69,876	(6,551)	113,142
Net Earnings (Loss) Attributable to Jacobs	$5,612	$162,112	$(12,517)	$333,722
Net Earnings Per Share:
Basic Net Earnings from Continuing Operations Per Share	$0.10	$0.73	$—	$1.77
Basic Net (Loss) Earnings from Discontinued Operations Per Share	$(0.05)	$0.56	$(0.05)	$0.90
Basic Earnings (Loss) Per Share	$0.06	$1.29	$(0.05)	$2.66

Diluted Net Earnings from Continuing Operations Per Share	$0.10	$0.73	$—	$1.76
Diluted Net (Loss) Earnings from Discontinued Operations Per Share	$(0.05)	$0.55	$(0.05)	$0.89
Diluted Earnings (Loss) Per Share	$0.06	$1.28	$(0.05)	$2.65
See the accompanying Notes to Consolidated Financial Statements - Unaudited.

JACOBS SOLUTIONS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Three and Six Months Ended March 28, 2025 and March 29, 2024
(In thousands)
(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	March 28, 2025	March 29, 2024	March 28, 2025	March 29, 2024
Net (Loss) Earnings of the Group	$(303)	$173,534	$(5,305)	$354,989
Other Comprehensive Income:
Foreign currency translation adjustments	64,040	(34,872)	(96,108)	73,177
Change in cash flow hedges	(6,229)	1,925	(408)	(25,741)
Change in pension plan liabilities	(6,672)	4,294	17,504	(6,459)
Other comprehensive income (loss) before taxes	51,139	(28,653)	(79,012)	40,977
Income Tax Benefit (Expense):
Cash flow hedges	1,735	(526)	251	6,669
Change in pension plan liabilities	(700)	(473)	(1,832)	(935)
Income Tax Benefit (Expense):	1,035	(999)	(1,581)	5,734
Net other comprehensive Income (loss)	52,174	(29,652)	(80,593)	46,711
Net Comprehensive Income (Loss) of the Group	51,871	143,882	(85,898)	401,700
Net Loss (Earnings) Attributable to Noncontrolling Interests	11,731	(7,340)	5,651	(14,567)
Net Earnings Attributable to Redeemable Noncontrolling interests	(5,816)	(4,082)	(12,863)	(6,700)
Net Comprehensive Income (Loss) Attributable to Jacobs	$57,786	$132,460	$(93,110)	$380,433
See the accompanying Notes to Consolidated Financial Statements - Unaudited.

JACOBS SOLUTIONS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
For the Three Months Ended March 28, 2025 and March 29, 2024
(In thousands)
(Unaudited)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Jacobs Stockholders’ Equity	Noncontrolling Interests	Total Group Stockholders’ Equity
Balances at December 29, 2023	$125,599	$2,729,416	$4,604,850	$(781,591)	$6,678,274	$56,576	$6,734,850
Net earnings	—	—	162,112	—	162,112	7,340	169,452
Foreign currency translation adjustments	—	—	—	(34,872)	(34,872)	—	(34,872)
Pension plan liability, net of deferred taxes of $473	—	—	—	3,821	3,821	—	3,821
Change in cash flow hedges, net of deferred taxes of $526	—	—	—	1,399	1,399	—	1,399
Dividends	—	—	(36,715)	—	(36,715)	—	(36,715)
Redeemable Noncontrolling interests redemption value adjustment	—	—	(70,845)	—	(70,845)	—	(70,845)
Noncontrolling interests - distributions and other	—	—	—	—	—	(9,568)	(9,568)
Stock based compensation	—	15,866	—	—	15,866	—	15,866
Issuances of equity securities including shares withheld for taxes	257	2,371	(2,108)	—	520	—	520
Repurchases of equity securities	(640)	(13,895)	(80,911)	—	(95,446)	—	(95,446)
Balances at March 29, 2024	$125,216	$2,733,758	$4,576,383	$(811,243)	$6,624,114	$54,348	$6,678,462

Balances at December 27, 2024	$122,912	$2,735,155	$2,179,509	$(832,217)	$4,205,359	$21,607	$4,226,966
Net earnings (loss)			5,612	—	5,612	(11,731)	(6,119)
Foreign currency translation adjustments	—	—	—	64,040	64,040	—	64,040
Pension plan liability, net of deferred taxes of $700	—	—	—	(7,372)	(7,372)	—	(7,372)
Change in cash flow hedges, net of deferred taxes of $(1,735)	—	—	—	(4,494)	(4,494)	—	(4,494)
Dividends	—	—	(39,634)	—	(39,634)	—	(39,634)
Redeemable Noncontrolling interests redemption value adjustment	—	—	(8,545)	—	(8,545)	—	(8,545)
Repurchase and issuance of redeemable noncontrolling interests	—	—	97	—	97	—	97
Noncontrolling interests - distributions and other	—	—	—	—	—	(1,160)	(1,160)
Distribution adjustments relating to SpinCo Business	—	—	(23,645)	—	(23,645)	—	(23,645)
Stock based compensation	—	21,283	—	—	21,283	—	21,283
Issuances of equity securities including shares withheld for taxes	191	3,878	(1,550)	—	2,519	—	2,519
Repurchases of equity securities	(2,724)	(60,626)	(287,426)	—	(350,776)	—	(350,776)
Balances at March 28, 2025	$120,379	$2,699,690	$1,824,418	$(780,043)	$3,864,444	$8,716	$3,873,160
See the accompanying Notes to Consolidated Financial Statements – Unaudited.

JACOBS SOLUTIONS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
For the Six Months Ended March 28, 2025 and March 29, 2024
(In thousands)
(Unaudited)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Jacobs Stockholders’ Equity	Noncontrolling Interests	Total Group Stockholders’ Equity
Balances at September 29, 2023	$125,977	$2,735,325	$4,542,872	$(857,954)	$6,546,220	$53,862	$6,600,082
Net earnings	—	—	333,722	—	333,722	14,567	348,289
Foreign currency translation adjustments	—	—	—	73,177	73,177	—	73,177
Pension liability, net of deferred taxes of $935	—	—	—	(7,394)	(7,394)	—	(7,394)
Change in cash flow hedges, net of deferred taxes of $(6,669)	—	—	—	(19,072)	(19,072)	—	(19,072)
Dividends	—	—	(37,077)	—	(37,077)	—	(37,077)
Redeemable Noncontrolling interests redemption value adjustment	—	—	(96,562)	—	(96,562)	—	(96,562)
Repurchase of redeemable noncontrolling interests	—	—	1,898	—	1,898	—	1,898
Noncontrolling interests - distributions and other	—	—	—	—	—	(14,081)	(14,081)
Stock based compensation	—	35,176	—	—	35,176	—	35,176
Issuances of equity securities including shares withheld for taxes	667	(5,722)	(5,457)	—	(10,512)	—	(10,512)
Repurchases of equity securities	(1,428)	(31,021)	(163,013)	—	(195,462)	—	(195,462)
Balances at March 29, 2024	$125,216	$2,733,758	$4,576,383	$(811,243)	$6,624,114	$54,348	$6,678,462

Balances at September 27, 2024	$124,084	$2,758,064	$2,366,769	$(699,450)	$4,549,467	$17,836	$4,567,303
Net loss	—	—	(12,517)	—	(12,517)	(5,651)	(18,168)
Foreign currency translation adjustments	—	—	—	(96,108)	(96,108)	—	(96,108)
Pension liability, net of deferred taxes of $1,832	—	—	—	15,672	15,672	—	15,672
Change in cash flow hedges, net of deferred taxes of $(251)	—	—	—	(157)	(157)	—	(157)
Dividends	—	—	(39,894)	—	(39,894)	—	(39,894)
Redeemable Noncontrolling interests redemption value adjustment	—	—	(8,491)	—	(8,491)	—	(8,491)
Repurchase and issuance of redeemable noncontrolling interests	—	—	1,079	—	1,079	—	1,079
Noncontrolling interests - distributions and other	—	—	—	—	—	(3,469)	(3,469)
Distribution adjustments relating to SpinCo Business	—	—	(22,645)	—	(22,645)	—	(22,645)
Stock based compensation	—	34,342	—	—	34,342	—	34,342
Issuances of equity securities including shares withheld for taxes	475	269	(4,646)	—	(3,902)	—	(3,902)
Repurchases of equity securities	(4,180)	(92,985)	(455,237)	—	(552,402)	—	(552,402)
Balances at March 28, 2025	$120,379	$2,699,690	$1,824,418	$(780,043)	$3,864,444	$8,716	$3,873,160
See the accompanying Notes to Consolidated Financial Statements – Unaudited.

JACOBS SOLUTIONS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Six Months Ended March 28, 2025 and March 29, 2024
(In thousands)
(Unaudited)

	For the Six Months Ended
	March 28, 2025	March 29, 2024
Cash Flows from Operating Activities:
Net (loss) earnings of the Group	$(5,305)	$354,989
Adjustments to reconcile net earnings to net cash flows provided by operations:
Depreciation and amortization:
Property, equipment and improvements	40,961	49,723
Intangible assets	76,701	103,763
Loss on extinguishment of debt	20,510	—
Loss on investment in equity securities	254,677	—
Stock based compensation	34,342	35,176
Equity in earnings of operating ventures, net of return on capital distributions	(824)	(6,983)
(Gain) loss on disposals of assets, net	(896)	1,210
Deferred income taxes	(803)	(73,966)
Changes in assets and liabilities:
Receivables and contract assets, net of contract liabilities	(102,608)	(18,332)
Prepaid expenses and other current assets	(26,242)	20,911
Miscellaneous other assets	41,249	43,481
Accounts payable	(33,387)	14,764
Accrued liabilities	(277,051)	(166,640)
Other deferred liabilities	7,573	11,073
Other, net	(17,872)	6,369
Net cash provided by operating activities	11,025	375,538
Cash Flows from Investing Activities:
Additions to property and equipment	(27,603)	(45,108)
Disposals of property and equipment and other assets	2,328	145
Capital contributions to equity investees, net of return of capital distributions	932	1,660
Acquisitions of businesses, net of cash acquired	—	(14,000)
Net cash used for investing activities	(24,343)	(57,303)
Cash Flows from Financing Activities:
Proceeds from long-term borrowings	1,848,201	1,716,577
Repayments of long-term borrowings	(444,800)	(1,621,390)
Repayments of short-term borrowings	(656,981)	(9,657)
Debt issuance costs	(92)	(1,606)
Proceeds from issuances of common stock	17,186	22,660
Common stock repurchases	(552,402)	(195,462)
Taxes paid on vested restricted stock	(21,088)	(33,172)
Cash dividends to shareholders	(75,878)	(70,137)
Net dividends associated with noncontrolling interests	(3,446)	(14,249)
Repurchase of redeemable noncontrolling interests	(4,066)	(24,360)
Net cash provided by (used for) financing activities	106,634	(230,796)
Effect of Exchange Rate Changes	(34,773)	17,631
Net Increase in Cash and Cash Equivalents and Restricted Cash	58,543	105,070
Cash and Cash Equivalents, including Restricted Cash, at the Beginning of the Period	1,146,931	929,445
Cash and Cash Equivalents, including Restricted Cash, at the End of the Period	$1,205,474	$1,034,515
Less Cash and Cash Equivalents included in Assets held for spin	$—	(178,529)
Cash and Cash Equivalents, including Restricted Cash of Continuing Operations at the End of the Period	$1,205,474	$855,986
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
In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of our consolidated financial statements as of March 28, 2025, and for the three and six months ended March 28, 2025.
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
Please refer to Note 2- Significant Accounting Policies of Notes to Consolidated Financial Statements included in our 2024 Form 10-K for a more complete discussion of the various items within the consolidated financial statements measured at fair value and the methods used to determine fair value. Please also refer to Note 18- Commitments and Contingencies and Derivative Financial Instruments for discussion regarding the Company's derivative instruments Note 15- Discontinued Operations for discussion regarding the Company's investment in Amentum ordinary shares.
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

JACOBS SOLUTIONS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

The following table further disaggregates our revenue by geographic area for the three and six months ended March 28, 2025 and March 29, 2024 (in thousands):

	Three Months Ended		Six Months Ended
	March 28, 2025	March 29, 2024	March 28, 2025	March 29, 2024
Revenues:
United States	$1,796,118	$1,772,269	$3,608,903	$3,506,954
Europe	697,619	679,963	1,410,251	1,355,449
Canada	55,178	61,405	114,150	124,544
Asia	35,404	34,151	68,773	64,760
India	44,512	37,274	81,447	73,017
Australia and New Zealand	130,503	131,642	270,512	271,976
Middle East and Africa	151,081	130,475	289,335	260,706
Total	$2,910,415	$2,847,179	$5,843,371	$5,657,406
Contract Liabilities
Contract liabilities represent amounts billed to clients in excess of revenue recognized to date. Revenue recognized for the three and six months ended March 28, 2025 that was previously included in the contract liability balance on September 27, 2024 was $172.2 million and $583.0 million, respectively. Revenue recognized for the three and six months ended March 29, 2024 that was included in the contract liability balance on September 29, 2023 was $98.0 million and $437.4 million, respectively.
Remaining Performance Obligations
The Company’s remaining performance obligations as of March 28, 2025 represent a measure of the total dollar value of work to be performed on contracts awarded and in progress. The Company had approximately $15.2 billion in remaining performance obligations as of March 28, 2025. The Company expects to recognize approximately 49% of its remaining performance obligations into revenue within the next twelve months and the remaining 51% thereafter. The majority of the remaining performance obligations after the first twelve months are expected to be recognized over a four-year period.
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
The following table reconciles the denominator used to compute basic EPS to the denominator used to compute diluted EPS for the three and six months ended March 28, 2025 and March 29, 2024 (in thousands):

JACOBS SOLUTIONS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

	Three Months Ended		Six Months Ended
	March 28, 2025	March 29, 2024	March 28, 2025	March 29, 2024
Numerator for Basic and Diluted EPS:
Net earnings (loss) attributable to Jacobs from continuing operations	$11,162	$92,236	$(5,966)	$220,580
Preferred Redeemable Noncontrolling interests redemption value adjustment (See Note 16- PA Consulting Redeemable Noncontrolling Interests)	1,244	—	5,812	1,766
Net earnings (loss) from continuing operations allocated to common stock for EPS calculation	$12,406	$92,236	$(154)	$222,346

Net (loss) earnings from discontinued operations allocated to common stock for EPS calculation	$(5,550)	$69,876	$(6,551)	$113,142

Net earnings (loss) allocated to common stock for EPS calculation	$6,856	$162,112	$(6,705)	$335,488

Denominator for Basic and Diluted EPS:

Shares used for calculating basic EPS attributable to common stock	122,257	125,712	123,156	125,909

Effect of dilutive securities:
Stock compensation plans (1)	367	499	—	603
Shares used for calculating diluted EPS attributable to common stock	122,624	126,211	123,156	126,512

Net Earnings Per Share:
Basic Net Earnings from Continuing Operations Per Share	$0.10	$0.73	$—	$1.77
Basic Net (Loss) Earnings from Discontinued Operations Per Share	$(0.05)	$0.56	$(0.05)	$0.90
Basic Earnings (Loss) Per Share	$0.06	$1.29	$(0.05)	$2.66
Diluted Net Earnings from Continuing Operations Per Share	$0.10	$0.73	$—	$1.76
Diluted Net (Loss) Earnings from Discontinued Operations Per Share	$(0.05)	$0.55	$(0.05)	$0.89
Diluted Earnings (Loss) Per Share	$0.06	$1.28	$(0.05)	$2.65

Note: Per share amounts may not add due to rounding.
(1) For the six months ended March 28, 2025, because net (loss) earnings from continuing operations was a loss, the effect of antidilutive securities of 472 was excluded from the denominator in calculating diluted EPS.

Share Repurchases

On January 16, 2020, the Company's Board of Directors authorized a share repurchase program of up to $1.0 billion of the Company's common stock (the "2020 Repurchase Authorization"). The 2020 Repurchase Authorization expired on January 15, 2023. On January 25, 2023, the Company's Board of Directors authorized an incremental share repurchase program of up to $1.0 billion of the Company's common stock, to expire on January 25, 2026 (the "2023 Repurchase Authorization"). During the second fiscal quarter of 2025, the Company repurchased the remaining amount of common stock authorized under the 2023 Repurchase Authorization.
On January 30, 2025, the Company's Board of Directors authorized an incremental share repurchase program of up to $1.5 billion of the Company's common stock, to expire on January 30, 2028 (the "2025 Repurchase Authorization"). At March 28, 2025, the Company had $1.4 billion remaining under the 2025 Repurchase Authorization.

JACOBS SOLUTIONS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

The following table summarizes repurchase activity for fiscal 2025 under the 2023 Repurchase Authorization through the second fiscal quarter of 2025:

Amount Authorized (2023 Repurchase Authorization)	Average Price Per Share (1)	Total Shares Repurchased and Retired
$1,000,000,000	$133.51	3,570,275
(1)Includes commissions paid and excise tax due under the Inflation Reduction Act of 2022 and calculated at the average price per share.
The following table summarizes repurchase activity for fiscal 2025 under the 2025 Repurchase Authorization through the second fiscal quarter of 2025:

Amount Authorized (2025 Repurchase Authorization)	Average Price Per Share (1)	Total Shares Repurchased and Retired
$1,500,000,000	$124.18	609,962
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

Cash Dividends
On April 30, 2025, the Company’s Board of Directors declared a quarterly dividend of $0.32 per share of the Company’s common stock to be paid on June 20, 2025, to shareholders of record on the close of business on May 23, 2025. Future dividend declarations are subject to review and approval by the Company’s Board of Directors. Dividends paid through the second fiscal quarter of 2025 and the preceding fiscal year are as follows:

Declaration Date	Record Date	Payment Date	Cash Amount (per share)
January 30, 2025	February 21, 2025	March 21, 2025	$0.32
September 26, 2024	October 25, 2024	November 22, 2024	$0.29
July 11, 2024	July 26, 2024	August 23, 2024	$0.29
May 2, 2024	May 24, 2024	June 21, 2024	$0.29
January 25, 2024	February 23, 2024	March 22, 2024	$0.29
September 28, 2023	October 27, 2023	November 9, 2023	$0.26

JACOBS SOLUTIONS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

7.    Goodwill and Intangibles
The carrying value of goodwill appearing in the accompanying Consolidated Balance Sheets at March 28, 2025 and September 27, 2024 was as follows (in thousands):

	Infrastructure & Advanced Facilities	PA Consulting	Total
Balance September 27, 2024	$3,362,760	$1,425,421	$4,788,181
Foreign currency translation adjustments and other	(15,719)	(45,543)	(61,262)
Balance March 28, 2025	$3,347,041	$1,379,878	$4,726,919
The following table provides certain information related to the Company’s acquired intangibles in the accompanying Consolidated Balance Sheets at March 28, 2025 and September 27, 2024 (in thousands):

	Customer Relationships, Contracts and Backlog	Developed Technology	Trade Names	Total
Balance September 27, 2024	$651,894	$31,515	$191,485	$874,894
Amortization	(63,495)	(5,989)	(7,217)	(76,701)
Foreign currency translation adjustments and other	(17,669)	(29)	(5,899)	(23,597)
Balance March 28, 2025	$570,730	$25,497	$178,369	$774,596
The following table presents estimated amortization expense of intangible assets for the remainder of fiscal 2025 and for the succeeding years.

Fiscal Year	(in millions)
2025	$77.3
2026	136.0
2027	106.0
2028	95.6
2029	95.6
Thereafter	264.1
Total	$774.6

JACOBS SOLUTIONS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

8.    Receivables and Contract Assets
The following table presents the components of receivables and contract assets appearing in the accompanying Consolidated Balance Sheets at March 28, 2025 and September 27, 2024, as well as certain other related information (in thousands):

	March 28, 2025	September 27, 2024
Components of receivables and contract assets:
Amounts billed, net	$1,298,460	$1,278,980
Unbilled receivables and other	1,159,928	1,132,980
Contract assets	437,103	433,492
Total receivables and contract assets, net	$2,895,491	$2,845,452
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
9.     Accumulated Other Comprehensive Income (Loss)
The following table presents the Company's roll forward of accumulated other comprehensive loss after-tax as of March 28, 2025 (in thousands):

	Change in Net Pension Obligation	Foreign Currency Translation Adjustments (1)	Gain/(Loss) on Cash Flow Hedges (2)	Total
Balance at September 27, 2024	$(370,937)	$(369,516)	$41,003	$(699,450)
Other comprehensive income (loss)	15,672	(96,108)	3,847	(76,589)
Reclassifications from accumulated other comprehensive loss	—	—	(4,004)	(4,004)
Balance at March 28, 2025	$(355,265)	$(465,624)	$40,846	$(780,043)
(1) Included in foreign currency translation adjustments were $(1.0) million and $(21.2) million in unrealized losses on long-term foreign currency denominated intercompany loans not anticipated to be settled in the foreseeable future for the six months ended March 28, 2025 and March 29, 2024.
(2) Included in the Company’s cumulative net unrealized gains from interest rate and cross currency swaps recorded in accumulated other comprehensive loss as of March 28, 2025 were approximately $6.5 million in unrealized gains, net of taxes, which are expected to be realized in earnings during the twelve months subsequent to March 28, 2025.

JACOBS SOLUTIONS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

10.    Income Taxes

The Company’s effective tax rates from continuing operations for the three months ended March 28, 2025 and March 29, 2024 were 90.6% and 30.1%, respectively. The most significant items contributing to the difference between the statutory U.S. federal corporate tax rate of 21.0% and the Company's effective tax rate for the three-month period ended March 28, 2025 were related to $33.1 million in unfavorable tax impacts associated with the non-deductibility of losses from the Company's investment in Amentum stock, as well as U.S. state income tax expense of $4.0 million and U.S. tax on foreign earnings of $4.5 million. The U.S state income tax and U.S. tax on foreign earnings are expected to have a continuing impact on the Company's effective tax rate for the remainder of the fiscal year.

The most significant item contributing to the difference between the statutory U.S. federal corporate tax rate of 21.0% and the Company's effective tax rate of 30.1% for the three-month period ended March 29, 2024 was related to U.S. state income tax expense of $2.4 million and U.S. tax on foreign earnings of $3.3 million.

The Company’s effective tax rates from continuing operations for the six months ended March 28, 2025 and March 29, 2024 were 98.9% and 4.8%, respectively. The most significant items contributing to the difference between the statutory U.S. federal corporate tax rate of 21.0% and the Company's effective tax rate for the six-month period ended March 28, 2025 were related to $70.1 million in unfavorable tax impacts associated with the non-deductibility of losses from the Company's investment in Amentum stock, as well as U.S. state income tax expense of $9.4 million and U.S. tax on foreign earnings of $9.4 million. The U.S state income tax and U.S. tax on foreign earnings are expected to have a continuing impact on the Company's effective tax rate for the remainder of the fiscal year.

The most significant item contributing to the difference between the statutory U.S. federal corporate tax rate of 21.0% and the Company's effective tax rate of 4.8% for the six-month period ended March 29, 2024 was related to the election to treat an Australian subsidiary as a corporation versus a partnership for U.S. tax purposes, which resulted in the derecognition of a deferred tax liability and yielded a discrete income tax benefit of $61.6 million as the Company asserted that a component of the investment will be indefinitely reinvested.

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

The amount of income taxes the Company pays is subject to ongoing audits by tax jurisdictions around the world. In the normal course of business, the Company is subject to examination by tax authorities throughout the world, including such major jurisdictions as Australia, Canada, India, the United Kingdom and the United States. Our estimate of the potential outcome of any uncertain tax issue is subject to our assessment of the relevant risks, facts, and circumstances existing at the time. The Company believes that it has adequately provided for reasonably foreseeable outcomes related to these matters. However, future results may include favorable or unfavorable adjustments to our estimated tax liabilities in the period the assessments are made or resolved, which may impact our effective tax rate.

11.    Joint Ventures, VIEs and Other Investments
For the Company's consolidated variable interest entities ("VIE") joint ventures, the carrying value of assets and liabilities was $157.3 million and $134.2 million, respectively, as of March 28, 2025 and $161.9 million and $122.7 million, respectively, as of September 27, 2024. There are no consolidated VIEs that have debt or credit facilities.
For the Company's proportionate consolidated VIEs, the carrying value of assets and liabilities was $126.6 million and $117.7 million, respectively, as of March 28, 2025, and $138.8 million and $138.0 million, respectively, as of September 27, 2024.

JACOBS SOLUTIONS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

The carrying values of our investments in equity method joint ventures in the Consolidated Balance Sheets (reported in Other Noncurrent Assets: Miscellaneous) as of March 28, 2025 and September 27, 2024 were $35.6 million and $36.6 million, respectively. Additionally, net (loss) income from equity method joint ventures (reported in Revenues in the Consolidated Statements of Earnings) was $(0.2) million and $3.8 million, respectively, during the three months ended March 28, 2025 and March 29, 2024, with $3.5 million and $6.5 million respectively, for the corresponding six month periods. As of March 28, 2025, the Company's equity method investment carrying values do not include material amounts exceeding their share of the respective joint ventures' reported net assets.
Accounts receivable from unconsolidated joint ventures accounted for under the equity method was $20.7 million and $12.3 million as of March 28, 2025 and September 27, 2024, respectively.
12.    Borrowings
At March 28, 2025 and September 27, 2024, long-term debt consisted of the following (principal amounts in thousands):

	Interest Rate	Maturity	March 28, 2025	September 27, 2024
Revolving Credit Facility	Benchmark + applicable margin (1)	February 2028	$812,000	$140,000
2021 Term Loan Facility - USD Portion	Benchmark + applicable margin (2)	February 2026	—	120,000
2021 Term Loan Facility - GBP Portion	Benchmark + applicable margin (2)	September 2025	—	870,415
2025 Term Loan Facility - USD Portion	Benchmark + applicable margin (3)	March 2027	200,000	—
2025 Term Loan Facility - GBP Portion	Benchmark + applicable margin (3)	March 2027	531,401	—
Fixed-rate:
5.9% Bonds, due 2033	5.9% (4)	March 2033	500,000	500,000
6.35% Bonds, due 2028	6.35%	August 2028	600,000	600,000

Less: Current Portion (5)			—	(870,415)
Less: Deferred Financing Fees			(9,781)	(11,406)
Total Long-term debt, net			$2,633,620	$1,348,594
(1)The U.S. dollar denominated borrowings under the Revolving Credit Facility bear interest at either a SOFR rate plus a margin of between 0.975% and 1.725% or a base rate plus a margin of between 0% and 0.625% depending on the Company’s Consolidated Leverage Ratio or Debt Rating (each as defined in the Revolving Credit Facility (defined below)). The interest rate under the Revolving Credit Agreement also incorporates a modest sustainability-linked pricing adjustment, which resulted in a favorable interest rate adjustment to the Company in February 2025. The applicable SOFR rates including applicable margins at March 28, 2025 and September 27, 2024 were approximately 5.50% and 6.64%. Borrowings denominated in British pounds bear interest at an adjusted SONIA rate plus a margin of between 0.908% and 1.658%. There were no amounts drawn in British pounds as of March 28, 2025.
(2)The U.S. dollar denominated borrowings under the 2021 Term Loan Facility bear interest at either a SOFR rate plus a margin of between 0.975% and 1.725% or a base rate plus a margin of between 0% and 0.625% depending on the Company’s Consolidated Leverage Ratio or Debt Rating (each as defined in the Amended and Restated Term Loan Agreement (defined below)). The applicable SOFR rate including applicable margins for borrowings denominated in U.S. dollars at September 27, 2024 was approximately and 6.52%. Borrowings denominated in British pounds bear interest at an adjusted SONIA rate plus a margin of between 0.908% and 1.658%, which was approximately 6.23% at September 27, 2024.
(3)Borrowings under the 2025 Term Loan Facility will bear interest at either a SONIA rate or term SOFR rate plus a margin of between 0.975% and 1.60% or a base rate plus a margin of between 0% and 0.50% depending on the Company’s Consolidated Leverage Ratio. The applicable SOFR rate including applicable margins at March 28, 2025 was approximately 5.42% for borrowings denominated in U.S. dollars and 5.46% for borrowings denominated in British pounds.
(4)The interest rate payable on the 5.90% Bonds (as defined below) may be increased by an additional 12.5 basis points on each of September 1, 2028 and September 1, 2030, based on whether or not the Company achieves the key performance indicators set

JACOBS SOLUTIONS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

forth in the First Supplemental Indenture (as defined below). Each key performance indicator is independent of the other. Therefore, we may achieve one, both, or neither.
(5)Balance as of September 27, 2024 is associated with the September 1, 2025 scheduled maturity of the 2021 Term Loan Facility, which was reclassified from long-term debt in September 2024 and subsequently extinguished before March 28, 2025.
We believe the carrying values of the Revolving Credit Facility and the 2025 Term Loan Facility approximates fair value based on the interest rates and scheduled maturities applicable to the outstanding borrowings. At March 28, 2025, the fair value of the 5.90% Bonds and the 6.35% bonds is estimated to be $511.4 million and $626.3 million, respectively, based on Level 2 inputs. The fair value is determined by discounting future cash flows using interest rates available for issuances with similar terms and average maturities.
Revolving Credit Facility and Term Loans
The Company and certain of its subsidiaries maintain an unsecured revolving credit facility (the “Revolving Credit Facility”) established under a third amended and restated credit agreement, dated February 6, 2023 (the "Revolving Credit Agreement"), among Jacobs and certain of its subsidiaries as borrowers and a syndicate of U.S. and international banks and financial institutions. Amounts up to $2.25 billion in credit extensions under the Revolving Credit Facility can be funded in U.S. dollars, British Sterling, Euros, Canadian dollars, Australian dollars, Swedish Krona, Singapore dollars and other agreed upon alternative currencies. The Revolving Credit Agreement also provides for a financial letter of credit sub facility of $400.0 million, permits performance letters of credit, and provides for a $100.0 million sub facility for swing line loans. Letters of credit are subject to fees based on the Company’s Consolidated Leverage Ratio and Debt Rating, whichever is more favorable to the Company. The maturity date of the Revolving Credit Facility is February 6, 2028. The Company is a guarantor of the obligations of JEGI and its subsidiaries under the Revolving Credit Agreement.
The Company and JEGI maintained an unsecured delayed draft term loan facility (the “2021 Term Loan Facility”) established under an amended and restated term loan agreement dated February 6, 2023 (the "Amended and Restated Term Loan Agreement"), by and among the Company and JEGI and a syndicate of banks and financial institutions. JEGI borrowed $200.0 million and £650.0 million of term loans under the 2021 Term Loan Facility (reflecting scheduled maturities in February 2026 and September 2025, respectively) and the proceeds of such term loans were used primarily to fund JEGI's investment in PA Consulting.
On March 13, 2025, the Company exchanged approximately 19.5 million shares of our investment in Amentum Holdings, Inc. for approximately £239.8 million, or $311.5 million, in aggregate principal amount under the 2021 Term Loan Facility in an equity-for-debt transaction (the "Equity-for-Debt Transaction"). The aggregate principal amount of debt was immediately extinguished, and the Company received no other consideration (cash or otherwise) in connection with the exchange. For more information, please refer to Note 15 - Discontinued Operations. In connection with the Equity-for-Debt Transaction, $20.5 million in discounts and expenses were recognized as loss on extinguishment of debt.
On March 27, 2025, the Company, as guarantor, and JEGI, as borrower, entered into a term loan agreement (the “2025 Term Loan Facility”) with Bank of America, N.A., as administrative agent and sole lead arranger, and the lenders party thereto. Under the 2025 Term Loan Facility, JEGI borrowed a $200.0 million term loan and £410.0 million term loan for a term of two-years from the date of initial funding, maturing on March 26, 2027. The proceeds from the 2025 Term Loan Facility were used to repay the remaining outstanding 2021 Term Loan Facility principal equal to $120.0 million and £410.2 million, or $531.6 million, with the remaining proceeds used for general corporate purposes.
We were in compliance with the covenants under the Revolving Credit Facility and 2025 Term Loan Facility at March 28, 2025.

JACOBS SOLUTIONS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

5.90% Bonds, due 2033
On February 16, 2023, JEGI completed an offering of $500.0 million aggregate principal amount of 5.90% Bonds due 2033 (the “5.90% Bonds”). The 5.90% Bonds are fully and unconditionally guaranteed by the Company (the “5.90% Bonds Guarantee”). The 5.90% Bonds and the 5.90% Bonds Guarantee were offered pursuant to a prospectus supplement, dated February 13, 2023, to the prospectus dated February 6, 2023, that forms a part of the Company's and JEGI’s automatic shelf registration statement on Form S-3ASR previously filed with the SEC, and were issued pursuant to an Indenture, dated as of February 16, 2023, between JEGI, as issuer, the Company, as guarantor, and U.S. Bank Trust Company, National Association, as trustee (the “Trustee”), as amended and supplemented by the First Supplemental Indenture, dated as of February 16, 2023 (the “First Supplemental Indenture”). Interest on the 5.90% Bonds is payable semi-annually in arrears on each March 1 and September 1, until maturity. The 5.90% Bonds bear interest at 5.90% per annum, subject to adjustments as discussed in note (4) to the table above.
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
6.35% Bonds, due 2028
On August 18, 2023, JEGI completed an offering of $600.0 million aggregate principal amount of 6.35% Bonds due 2028 (the “6.35% Bonds”). The 6.35% Bonds are fully and unconditionally guaranteed by the Company (the “6.35% Bonds Guarantee”). The 6.35% Bonds and the 6.35% Bonds Guarantee were offered pursuant to a prospectus supplement, dated August 15, 2023, to the prospectus dated February 6, 2023, that forms a part of the Company and JEGI’s automatic shelf registration statement on Form S-3ASR previously filed with the SEC, and were issued pursuant to the Indenture, as amended and supplemented by the Second Supplemental Indenture, dated as of August 18, 2023 (the “Second Supplemental Indenture”). Interest on the 6.35% Bonds is payable semi-annually in arrears on each February 18 and August 18, until maturity. The Notes will bear interest at a rate of 6.35% per annum and will mature on August 18, 2028. The 6.35% Bonds bear interest at 6.35% per annum.
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

JACOBS SOLUTIONS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

The Company issued $0.5 million in letters of credit under the Revolving Credit Facility, leaving $1.44 billion of available borrowing capacity under the Revolving Credit Facility at March 28, 2025. In addition, the Company had issued $255.8 million under various separate, committed and uncommitted letter-of-credit facilities for total issued letters of credit of $256.3 million at March 28, 2025.
13.    Leases
The components of lease expense (reflected in selling, general and administrative expenses ("SG&A")) for the three and six months ended March 28, 2025 and March 29, 2024 were as follows (in thousands):

	Three Months Ended		Six Months Ended
	March 28, 2025	March 29, 2024	March 28, 2025	March 29, 2024
Lease expense
Operating lease expense	$27,519	$27,945	$55,061	$57,448
Variable lease expense	7,747	8,738	15,769	17,238
Sublease income	(5,262)	(4,716)	(10,652)	(9,376)
Total lease expense	$30,004	$31,967	$60,178	$65,310
Supplemental information related to the Company's leases for the six months ended March 28, 2025 and March 29, 2024 was as follows (in thousands):

	Six Months Ended
	March 28, 2025	March 29, 2024
Cash paid for amounts included in the measurements of lease liabilities	$75,350	$76,166
Right-of-use assets obtained in exchange for new operating lease liabilities	$17,575	$17,212
Weighted average remaining lease term - operating leases	5.5 years	5.8 years
Weighted average discount rate - operating leases	3.8%	3.5%
Total remaining lease payments under the Company's leases for the remainder of fiscal 2025 and for the succeeding years is as follows (in thousands):

Fiscal Year	Operating Leases
2025	$68,806
2026	118,268
2027	97,261
2028	79,465
2029	59,234
Thereafter	110,798
533,832
Less Interest	(52,247)
$481,585

JACOBS SOLUTIONS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

14.    Pension and Other Postretirement Benefit Plans
The following table presents the components of net periodic pension benefit expense recognized in earnings during the three and six months ended March 28, 2025 and March 29, 2024 (in thousands):

	Three Months Ended		Six Months Ended
	March 28, 2025	March 29, 2024	March 28, 2025	March 29, 2024
Component:
Service cost	$2,496	$2,261	$4,995	$4,522
Interest cost	20,684	21,560	41,086	43,120
Expected return on plan assets	(25,041)	(23,726)	(49,728)	(47,452)
Amortization of previously unrecognized items	3,045	1,949	6,047	3,898
Total net periodic pension benefit expense recognized	$1,184	$2,044	$2,400	$4,088
The service cost component of net periodic pension benefit is presented in the same line item as other compensation costs (direct cost of contracts and selling, general and administrative expenses) and the other components of net periodic pension expense are presented in miscellaneous income (expense), net on the Consolidated Statements of Earnings.
The following table presents certain information regarding the Company’s cash contributions to our pension plans for fiscal 2025 (in thousands):

Cash contributions made during the first six months of fiscal 2025	$10,577
Cash contributions projected for the remainder of fiscal 2025	25,065
Total	$35,642

15.Discontinued Operations
Separation of Critical Mission Solutions (“CMS”) and Cyber & Intelligence (“C&I”) Businesses
On September 27, 2024, Jacobs completed the previously announced Reverse Morris Trust transaction pursuant to which (i) Jacobs first transferred its CMS and portions of its DVS business to Amazon Holdco Inc., a Delaware corporation ("SpinCo"), which has since been renamed Amentum Holdings, Inc., (ii) Jacobs then effectuated a spin-off of SpinCo by distributing 124,084,108 shares of SpinCo Common Stock, by way of a pro rata distribution to its shareholders such that each holder of shares of Jacobs Common Stock was entitled to receive one share of SpinCo Common Stock for each share of Jacobs common stock held as of the record date, September 23, 2024 (the "Distribution"), and (iii) finally, Amentum Parent Holdings LLC merged with and into SpinCo, with SpinCo surviving the merger (the "Merger"). Amentum Holdings, Inc., as the surviving entity of the Separation Transaction is now an independent public company with common stock listed on the New York Stock Exchange under the symbol “AMTM” (“Amentum”).
In connection and in accordance with the terms of the Separation Transaction and prior to the Distribution and the Merger, Jacobs received a cash payment from SpinCo of approximately $911 million, after adjustments based on the estimated levels of cash, debt and working capital in the SpinCo Business as of the transaction date, and recorded estimated additional net working capital receivable amounts reflected in Receivables and Contract Assets in the Company's September 27, 2024 Consolidated Balance Sheet, subject to final settlement between the parties after the closing of the transaction and as set forth in the Agreement and Plan of Merger, dated as of November 20, 2023 (as amended, the “Merger Agreement"). Subsequent to the closing and upon final determination in March 2025, the parties determined that the Company was entitled to $70 million in final settlement of the post-closing working capital adjustment, resulting in a $24 million reduction from preliminary recorded receivable amounts, which was charged to Retained Earnings in the Company's Consolidated Balance Sheet. The $70 million final receivable balance was collected in

JACOBS SOLUTIONS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

full on April 10, 2025 and immediately utilized to pay down existing amounts owed on Company’s Revolving Credit Facility upon receipt.

Summarized Financial Information of Discontinued Operations
    The following table represents earnings from discontinued operations, net of tax (in thousands):

	Three Months Ended		Six Months Ended
	March 28, 2025	March 29, 2024	March 28, 2025	March 29, 2024
Revenues	$(67)	$1,421,914	$(3)	$2,770,912
Direct cost of contracts	58	(1,229,261)	(3)	(2,392,450)
Gross (loss) profit	(9)	192,653	(6)	378,462
Selling, general and administrative expense (1)	(5,683)	(94,908)	(7,031)	(218,653)
Operating (Loss) Profit	(5,692)	97,745	(7,037)	159,809
Other income, net	—	(167)	—	314
(Loss) Earnings Before Taxes from Discontinued Operations	(5,692)	97,578	(7,037)	160,123
Income Tax Benefit (Expense)	132	(23,919)	475	(39,251)
Net (Loss) Earnings of the Group from Discontinued Operations	(5,560)	73,659	(6,562)	120,872
Net Earnings Attributable to Noncontrolling Interests from Discontinued Operations	—	(3,013)	—	(6,388)
Net (Loss) Earnings Attributable to Jacobs from Discontinued Operations	$(5,560)	$70,646	$(6,562)	$114,484
(1)The change year-over-year was primarily driven by prior year operating results of the SpinCo Business, which were divested and therefore are no longer in Company's financial results in fiscal year 2025.
Notable components included in our Consolidated Statements of Cash Flows for these discontinued operations are as follows (in thousands):

	Three Months Ended		For the Six Months Ended
	March 28, 2025	March 29, 2024	March 28, 2025	March 29, 2024
Depreciation and amortization:
Property, equipment and improvements	$—	$4,316	$—	$7,791
Intangible assets	$—	$14,168	$—	$28,356
Deferred income taxes	$—	$(1,331)	$—	$(7,537)
Additions to property and equipment	$—	$(3,330)	$—	$(5,670)
No assets and liabilities remain held for spin as of the September 27, 2024 balance sheet date.
Investment in Amentum Stock
As a result of the Separation Transaction on September 27, 2024, Jacobs held approximately 29.2 million of the outstanding shares of Amentum common stock initially recorded on a net book value basis under spin-off accounting rules.
Following the Merger and in accordance with the Escrow Agreement, Jacobs transferred approximately 10.9 million of the 29.2 million of Amentum shares held into escrow to be held and distributed between the parties based on terms and conditions set forth in the Merger Agreement. The entire 29.2 million shares of Amentum, consisting of both the 10.9 million in escrow shares and the remaining 18.3 million shares owned by Jacobs was reflected in the Company’s September 27, 2024 Consolidated Balance Sheet pending final settlement of the escrow shares at a recorded fair value of $749.5 million.

JACOBS SOLUTIONS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

In February 2025, in connection with the determination of SpinCo’s fiscal year 2024 performance against certain agreed upon milestones and ensuing escrow share settlement proceedings (the “Post-Closing Additional Merger Consideration Adjustment”), the parties agreed that Jacobs was entitled to receive at least an additional 1.2 million shares held in escrow, which were then released to Jacobs. Subsequently, on March 13, 2025, Jacobs completed the Equity-for-Debt Transaction (see Note 12- Borrowings for additional information). After giving effect to the above transactions, the Company's remaining investment in Amentum represented the 9.7 million shares remaining in escrow at a fair value of $175.9 million reported on the Company's March 28, 2025 Consolidated Balance Sheet.
Further, on April 9, 2025, the parties agreed to a final determination of the Post-Closing Additional Merger Consideration Adjustment, pursuant to which Jacobs became entitled to receive approximately 7.3 million Amentum shares from the 9.7 million shares held in escrow, and former equity sponsors became entitled to receive the remainder of approximately 2.4 million shares. These amounts were subsequently released to the respective parties. The finalization of the shares deemed owed to the former Amentum equity sponsors resulted in approximately $21.9 million in charges to Miscellaneous Expense in the Company's three months ended March 28, 2025 Consolidated Statement of Earnings and a corresponding final liability balance of $44.0 million for the fair value of the shares owed to the former Amentum equity sponsors included in Accrued Liabilities as reported on the Company's March 28, 2025 Consolidated Balance Sheet.
Finally, on April 30th, 2025, the Jacobs Board of Directors declared an in kind dividend to distribute the remaining 7.3 million shares of Amentum's stock to Jacobs’ shareholders of record as of May 16, 2025, to be distributed on a pro rata basis on May 30, 2025.
The Company reported $109.5 million and $254.7 million in fair value mark-to-market and other related charges associated with the investment in Amentum shares for the three and six month periods ending March 28, 2025, respectively, which was included in Miscellaneous Expense as reported in Other Income (Expense) in the Company’s Consolidated Statement of Earnings.
Transition Services Agreement
Upon closing of the Separation Transaction, the Company entered into a Transition Services Agreement (the "TSA") with Amentum pursuant to which the Company, on an interim basis, will provide various services to Amentum including corporate, information technology, and project services. The initial term of the TSA began immediately following the closing of the transaction on September 27, 2024 and expires in September 2025. Pursuant to the terms of the TSA, the Company will receive payments for the interim services. Since inception of the TSA agreement, the Company has recognized costs recorded in SG&A expense incurred to perform the TSA, offset by $10.3 million and $21.7 million in TSA related income for such services that is reported in miscellaneous income (expense) for the three and six month periods ended March 28, 2025.
Sale of Energy, Chemicals and Resources ("ECR") Business
On April 26, 2019, Jacobs completed the sale of its Energy, Chemicals and Resources ("ECR") business to Worley Limited, a company incorporated in Australia ("Worley"), for a purchase price of $3.4 billion consisting of (i) $2.8 billion in cash plus (ii) $58.2 million ordinary shares of Worley, subject to adjustments for changes in working capital and certain other items. For the three and six months ended March 29, 2024, $(0.8) million and $(1.3) million, respectively, were reported in Net Earnings Attributable to Jacobs from Discontinued Operations on the Consolidated Statement of Earnings related to ECR, with no significant activities during the fiscal 2025 periods presented.

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
During the first half of 2025 and 2024, PA Consulting repurchased certain shares of the redeemable noncontrolling interest holders for cash amounts of $4.1 million and $24.4 million, respectively. The difference between the cash purchase prices and the recorded book values of these repurchased interests was recorded in the Company’s consolidated retained earnings. The Company held approximately 71% of the outstanding ownership of PA Consulting as of March 28, 2025 and September 27, 2024.
During the first half of 2025, there was a $0.05 increase in earnings per share resulting from adjustments to the redeemable noncontrolling interests to reflect the reduction of the excess in the redemption values over fair values of the B common shares component of the redeemable equity. During the first half of 2024, there was a $0.01 increase in earnings per share resulting from redemption value adjustments associated with redeemable noncontrolling interests preference share repurchase and reissuance activities that were recorded.
The changes above had no impact on the Company’s overall results of operations, financial position or cash flows. See Note 6- Earnings Per Share and Certain Related Information for more information.
Changes in the redeemable noncontrolling interests during the six months ended March 28, 2025 are as follows (in thousands):

Balance at September 27, 2024	$820,182
Accrued Preferred Dividend to Preference Shareholders	37,960
Attribution of Preferred Dividend to Common Shareholders	(37,960)
Net earnings attributable to redeemable noncontrolling interests to Common Shareholders	12,863
Redeemable Noncontrolling interests redemption value adjustment	8,491
Repurchase of redeemable noncontrolling interests	(5,145)
Cumulative translation adjustments and other	(14,850)
Balance at March 28, 2025	$821,541
In addition, certain employees and non-employees of PA Consulting are eligible to receive equity-based incentive grants in the future under the terms of the applicable agreements. During the first six months of fiscal 2025 and 2024, the Company recorded $13.9 million and $6.8 million, respectively, in expenses associated with these agreements which is reflected in selling, general and administrative expenses in the Consolidated Statements of Earnings.
The Company's investment in PA Consulting includes $0.8 million and $2.1 million at March 28, 2025 and September 27, 2024, respectively, in cash that is restricted from general use and is reflected in Prepaid expenses and other in the Company's Consolidated Balance Sheets.

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
The following table summarizes the impacts of the Restructuring and other charges by operating segment for the three and six months ended March 28, 2025 and March 29, 2024 (in thousands):

	Three Months Ended		Six Months Ended
	March 28, 2025	March 29, 2024	March 28, 2025	March 29, 2024
Infrastructure & Advanced Facilities	$10,168	$32,378	$25,144	$69,557
PA Consulting	495	2,984	259	4,159
Total (1)	$10,663	$35,362	$25,403	$73,716

(1)The three and six months ended March 28, 2025 and March 29, 2024 included approximately $10.2 million and $25.1 million, respectively, and $32.4 million and $69.5 million, respectively, in restructuring and other charges mainly relating to the Separation Transaction (primarily professional services and employee separation costs), which were included in operating profit in the Company's Consolidated Statement of Earnings (mainly in SG&A).
The activity in the Company’s accruals for Restructuring and other charges for the six months ended March 28, 2025 is as follows (in thousands):

Balance at September 27, 2024	$44,935
Net Charges (Credits)	25,403
Payments and other	(61,207)
Balance at March 28, 2025	$9,131
The following table summarizes the Restructuring and other charges by major type of costs for the three and six months ended March 28, 2025 and March 29, 2024 (in thousands):

	Three Months Ended		Six Months Ended
	March 28, 2025	March 29, 2024	March 28, 2025	March 29, 2024
Lease Abandonments and Impairments	$—	$—	$—	$49
Terminations	4,503	10,765	4,888	21,907
Outside Services (1)	4,956	19,499	16,368	43,292
Other (2)	1,204	5,098	4,147	8,468
Total	$10,663	$35,362	$25,403	$73,716
(1) Amounts in the three and six months ended March 28, 2025 and March 29, 2024 are comprised of professional services relating to the Separation Transaction.
(2) Amounts in the three and six months ended March 28, 2025 and March 29, 2024 are comprised of charges relating to the Separation Transaction.

JACOBS SOLUTIONS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

Cumulative amounts incurred to date for restructuring and other programs that were active as of March 28, 2025 by each major type of cost are as follows (in thousands):

Terminations	$84,176
Outside Services	150,444
Other (1)	47
Total	$234,667
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
During fiscal 2022, the Company entered into two treasury lock agreements with a total notional value of $500.0 million to manage its interest rate exposure to the anticipated issuance of fixed rate debt before December 2023. On February 13, 2023, the Company settled these treasury lock agreements and issued the 5.90% Bonds in the aggregate principal amount of $500.0 million, which resulted in the receipt of cash and a pre-tax gain of $37.4 million, which is being amortized to interest expense and recognized over the term of the 5.90% Bonds. See Note 12- Borrowings for further discussion relating to the terms of the 5.90% Bonds. The unrealized net gain on these instruments was $22.3 million and $23.6 million, net of tax, and is included in accumulated other comprehensive income as of March 28, 2025 and September 27, 2024, respectively.
In fiscal 2020 we entered into interest rate swap agreements to manage the interest rate exposure on our variable rate loans. By entering into the swap agreements, the Company converted the LIBOR and SONIA rate based liabilities into fixed rate liabilities for a period of five to ten years. As of March 28, 2025 and September 27, 2024, the Company has one, ten year, outstanding instrument with a notional value of $200.0 million.
The fair value of the interest rate swap at March 28, 2025 and September 27, 2024 was $24.5 million and $23.0 million, respectively, included within miscellaneous other assets on the Consolidated Balance Sheet. The unrealized net gain on the interest rate swap as of March 28, 2025 and September 27, 2024 was $18.6 million and $17.4 million, respectively, net of tax, and was included in accumulated other comprehensive income.
During fiscal 2023, the aggregate liability amounts denominated in U.S. dollars transitioned from underlying LIBOR benchmarked rates to the SOFR and the terms of the swaps were amended accordingly. The swaps were designated as cash-flow hedges in accordance with ASC 815, Derivatives and Hedging.
Additionally, the Company held foreign exchange forward contracts in currencies that support our operations, including British Pound, Australian Dollar and other currencies, with notional values of $815.8 million at March 28, 2025 and $827.3 million at September 27, 2024. The length of these contracts currently ranges from one to nine months. The fair value of the foreign exchange contracts at March 28, 2025 was $11.3 million, of which $14.7 million is included within current assets and $(3.4) million is included within current liabilities on the Consolidated Balance Sheet as of March 28, 2025. The fair value of the contracts as of September 27, 2024 was $15.3 million, of which $15.8 million is included within current assets and $(0.5) million is included within current liabilities on the Consolidated Balance Sheet as of September 27, 2024. Associated income statement impacts are included in miscellaneous income (expense) in the Consolidated Statements of Earnings for both periods.
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

JACOBS SOLUTIONS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

Contractual Guarantees, Legal Proceedings, Claims, Investigations and Insurance
In the normal course of business, we make contractual commitments (some of which are supported by separate guarantees) and on occasion we are a party in a litigation or arbitration proceeding, such as the Consolidated JV Matter (see Note 19- Segment Information). The litigation or arbitration in which we are involved includes personal injury claims, professional liability claims and breach of contract claims. Where we provide a separate guarantee, it is strictly in support of the underlying contractual commitment. Guarantees take various forms including surety bonds required by law, or standby letters of credit ("LOC" and also referred to as “bank guarantees”) or corporate guarantees given to induce a party to enter into a contract with a subsidiary. Standby LOCs are also used as security for advance payments or in various other transactions. The guarantees have various expiration dates ranging from an arbitrary date to completion of our work (e.g., engineering only) to completion of the overall project. We record in the Consolidated Balance Sheets amounts representing our estimated liability relating to such guarantees, litigation and insurance claims. Guarantees are accounted for in accordance with ASC 460-10, Guarantees, at fair value at the inception of the guarantee.
At March 28, 2025 and September 27, 2024, the Company had issued and outstanding approximately $256.3 million and $306.2 million, respectively, in LOCs and $2.4 billion and $2.3 billion, respectively, in surety bonds.
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

	For the Three Months Ended		For the Six Months Ended
	March 28, 2025	March 29, 2024	March 28, 2025	March 29, 2024
Revenues from External Customers:
Infrastructure & Advanced Facilities (1)	$2,602,753	$2,553,212	$5,228,961	$5,057,438
PA Consulting	307,662	293,967	614,410	599,968
Total	$2,910,415	$2,847,179	$5,843,371	$5,657,406

	For the Three Months Ended		For the Six Months Ended
	March 28, 2025	March 29, 2024	March 28, 2025	March 29, 2024
Segment Operating Profit:
Infrastructure & Advanced Facilities (1)	$203,265	$204,101	$413,539	$371,489
PA Consulting	67,347	60,169	134,084	114,624
Total Segment Operating Profit	270,612	264,270	547,623	486,113
Restructuring, Transaction and Other Charges (2)	(23,924)	(42,550)	(53,856)	(85,463)
Amortization of Intangible Assets	(38,040)	(38,476)	(76,701)	(75,407)
Total U.S. GAAP Operating Profit	208,648	183,244	417,066	325,243
Total Other Expense, net (3)	(152,825)	(39,235)	(308,095)	(78,030)
Earnings from Continuing Operations Before Taxes	$55,823	$144,009	$108,971	$247,213

(1)
The three and six months ended March 28, 2025 I&AF revenue and operating profit were impacted by a reserve in connection with an unfavorable interim ruling against a consolidated joint venture in which the Company holds a 50% interest (the "Consolidated JV Matter"), with the noncontrolling partner’s share included in noncontrolling interests in the Consolidated Statements of Earnings for the respective periods.

(2)
The three and six months ended March 28, 2025 and March 29, 2024 included $10.2 million and $25.1 million, respectively, and $32.4 million and $69.5 million, respectively, in restructuring and other charges mainly relating to the Separation Transaction (primarily professional services and employee separation costs), as well as certain subsidiary level compensation based agreements. The three and six months ended March 28, 2025 included approximately $8.4 million and $16.2 million in charges associated with the Company's TSA with Amentum.

(3)
The three and six months ended March 28, 2025 included $109.5 million and $254.7 million, respectively, mainly related to mark-to-market losses associated with our investment in Amentum stock in connection with the Separation Transaction, and $20.5 million in discounts and expenses associated with the Equity-for-Debt Transaction (see Note 12- Borrowings and Note 15- Discontinued Operations).

See also the further description of results of operations for our operating segments in Item 2- Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Item 2.        Management’s Discussion and Analysis of Financial Condition and Results of Operations.
General
The purpose of this Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is to provide a narrative analysis explaining the reasons for material changes in the Company’s (i) financial condition from the most recent fiscal year-end to March 28, 2025 and (ii) results of operations during the current fiscal period(s) as compared to the corresponding period(s) of the preceding fiscal year. In order to better understand such changes, readers of this MD&A should also read:
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
•our ability to fully execute on our corporate strategy, including the impact of acquisitions, strategic alliances, divestitures, and other strategic events resulting from evolving business strategies, including on our ability to maintain our culture and retain key personnel, customers or suppliers, or our ability to achieve the cost-savings and synergies contemplated by our recent acquisitions within the expected time frames or to achieve them fully and to successfully integrate acquired businesses while retaining key personnel, and our ability to invest in the tools needed to implement our strategy;
•financial market risks that may affect us, including by affecting our access to capital, the cost of such capital and/or our funding obligations under defined benefit pension and post-retirement plans;
•legislative changes, including potential changes to the amounts provided for under the Infrastructure Investment and Jobs Act, as well as other legislation and executive orders related to governmental spending, including any directive to federal agencies to reduce federal spending or the size of the federal workforce, and changes in U.S. or foreign tax laws, statutes, rules, regulations or ordinances, including the impact of, and changes to, tariffs and retaliatory tariffs or trade policies that may adversely impact our future financial position or results of operations;
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
Business Overview
At Jacobs, we are challenging today to reinvent tomorrow - delivering outcomes and solutions for the world’s most complex challenges. With a team of almost 45,000, we provide end-to-end services in advanced manufacturing, cities & places, energy, environmental, life sciences, transportation and water markets. From advisory and consulting, feasibility, planning, design, program and lifecycle management, we are creating a more connected and sustainable world.
Whether tackling water scarcity, aging infrastructure, access to life-saving therapies or sophisticated cyberattacks, we take on some of the world’s biggest challenges, bringing a different way of thinking to everything we do. We channel our creativity, agility and our domain expertise to create value for our clients and society.
Over the last seven years, Jacobs has been on a transformation journey, starting with a re-emphasis on business excellence, our culture and brand, and evolving our portfolio to become a science-based consulting and advisory solutions provider focused on delivering resilient, digitally-enabled solutions for some of the world’s most complex sustainability, critical infrastructure and advanced manufacturing challenges. This transformation included acquiring a 65% stake in PA Consulting Group Limited ("PA Consulting") in fiscal 2021. Acquisitions of BlackLynx and StreetLight further positioned us as a leader in high-value critical infrastructure and technology-enabled solutions.
In February 2025, Jacobs announced a multi-year growth strategy and set out our long-term financial framework. The Company's strategy, Challenge Accepted, accelerates Jacobs' transformation to a more focused business positioned to drive profitable growth and deliver market-leading solutions.
Our strategy is driven by our purpose to create a more connected, sustainable world, applying our values and delivering on our brand promise of “Challenging today. Reinventing tomorrow.” As a simpler, more focused company, we are robustly positioned to respond to our clients’ rapidly evolving needs, as challenges like urbanization, infrastructure modernization, digital evolution and environmental resilience intersect. We challenge the accepted by redefining the asset lifecycle to deliver scalable end-to-end solutions globally and digitally across water and environmental, life sciences and advanced manufacturing, and critical infrastructure.
As our clients face increasing complexity, they need delivery models that drive rapid, large-scale outcomes, requiring us to harness the synergy of our capabilities across all our end markets.

Data and Digital Solutions
We are harnessing our data and digital capabilities, products and tools to help our clients operate more efficiently in a safe environment and capitalize on their data more than ever before. We invest in cutting-edge digital, data and AI solutions that empower our clients' decision-making across the entire asset lifecycle, including capital, operational and operational technology cybersecurity domains — driving greater efficiency, cost-effectiveness, resilience and sustainability. We provide solutions in data analytics and insights, digital architecture, advisory and transformation, software development and cybersecurity and operational technology.
Consulting and Advisory
Through our strategic partnership with PA Consulting, we are expanding our position in high-end advisory services and deploying our collective strengths to create significant opportunities for our clients to adapt, innovate and transform. Together, we work end-to-end from the early stage across the whole project lifecycle to drive ground-breaking solutions that empower clients to tackle complex challenges, foster sustainable growth and shape a smarter, more resilient future.

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
Infrastructure & Advanced Facilities (I&AF)
Jacobs' Infrastructure & Advanced Facilities line of business provides end-to-end solutions for our clients’ most complex challenges related to energy security, environmental resilience, safe and reliable transportation, buildings and infrastructure, integrated water management and biopharmaceutical manufacturing. In doing so, we combine deep experience in the following end markets - Critical Infrastructure, Water & Environmental and Life Sciences & Advanced Manufacturing. Our core skills revolve around consulting, planning, architecture, design, engineering, infrastructure delivery services including project, program and construction management and long-term operation of facilities. Solutions are delivered as standalone professional service engagements, comprehensive program management partnerships, and selective progressive design-build and construction management at-risk delivery services. Increasingly, we use data science and technology-enabled expertise to deliver positive and enduring outcomes for our clients and communities.

Our clients include national, state and local governments in the U.S., Europe, U.K., Middle East, and Asia Pacific, and multinational and local private sector clients globally.
PA Consulting
Jacobs invested in a 65% stake in PA Consulting, the global innovation and transformation consultancy. PA Consulting accelerates new growth ideas from concept, through design and development and to commercial success, and revitalizes organizations, building leadership, culture, systems and processes to make innovation a reality. PA Consulting's global team of about 4,000, which includes strategists, innovators, designers, consultants, digital experts, scientists, engineers and technologists, work across seven sectors: consumer and manufacturing, defense and security, energy and utilities, financial services, government, health and life sciences, and transport to make a positive impact alongside the clients it supports, bringing ingenuity to life.
PA Consulting has a diverse mix of private and public sector clients. Private sector clients include global household names like Diageo, Microsoft, Pret A Manger and Unilever, and start-ups like NTx, which is accelerating access to life-changing therapies. PA's work includes applying data and analytics to improve punctuality of flights at Heathrow Airport, accelerating the energy transition with Invenergy and energyRe, creating new digital platforms for the American College of Emergency Physicians, pioneering medtech with Hubly Surgical, accelerating clinical trials with AI for a global life sciences consortium, and enhancing resiliency in banking with Bankomat. Public sector clients include the U.K.'s Ministry of Defence, National Highways, The Norwegian Labour and Welfare Administration, The Danish Tax Agency and The Swedish Environmental Protection Agency.

Collectively, the Company also deploys the combined strengths of Jacobs and PA Consulting to create significant opportunities for our clients. Alongside Copenhagen Metro – one of the most advanced public transport systems in Europe – we’re providing strategic management and technical services to support its operations and maintenance. We’re also supporting the Frederick Douglass Tunnel program, one of the largest national transportation infrastructure investments in the U.S. Additionally, we are delivering technical project management support to the U.K. Department for Energy Security & Net Zero’s Carbon Capture, Usage and Storage program, an essential element of the U.K.’s commitment to deliver a net-zero economy by 2050.
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

Results of Operations for the three and six months ended March 28, 2025 and March 29, 2024
(in thousands, except per share information)

	For the Three Months Ended		For the Six Months Ended
	March 28, 2025	March 29, 2024	March 28, 2025	March 29, 2024
Revenues	$2,910,415	$2,847,179	$5,843,371	$5,657,406
Direct cost of contracts	(2,172,070)	(2,135,217)	(4,383,759)	(4,280,715)
Gross profit	738,345	711,962	1,459,612	1,376,691
Selling, general and administrative expenses	(529,697)	(528,718)	(1,042,546)	(1,051,448)
Operating Profit	208,648	183,244	417,066	325,243
Other Income (Expense):
Interest income	9,525	8,702	19,181	16,221
Interest expense	(38,580)	(44,232)	(73,399)	(87,583)
Loss on extinguishment of debt	(20,510)	—	(20,510)	—
Miscellaneous expense	(103,260)	(3,705)	(233,367)	(6,668)
Total other expense, net	(152,825)	(39,235)	(308,095)	(78,030)
Earnings from Continuing Operations Before Taxes	55,823	144,009	108,971	247,213
Income Tax Expense from Continuing Operations	(50,576)	(43,364)	(107,725)	(11,754)
Net Earnings of the Group from Continuing Operations	5,247	100,645	1,246	235,459
Net (Loss) Earnings of the Group from Discontinued Operations, net of tax	(5,550)	72,889	(6,551)	119,530
Net (Loss) Earnings of the Group	(303)	173,534	(5,305)	354,989
Net Loss (Earnings) Attributable to Noncontrolling Interests from Continuing Operations	11,731	(4,327)	5,651	(8,179)
Net Earnings Attributable to Redeemable Noncontrolling interests	(5,816)	(4,082)	(12,863)	(6,700)
Net Earnings (Loss) Attributable to Jacobs from Continuing Operations	11,162	92,236	(5,966)	220,580
Net Earnings Attributable to Noncontrolling Interests from Discontinued Operations	—	(3,013)	—	(6,388)
Net (Loss) Earnings Attributable to Jacobs from Discontinued Operations	(5,550)	69,876	(6,551)	113,142
Net Earnings (Loss) Attributable to Jacobs	$5,612	$162,112	$(12,517)	$333,722
Net Earnings Per Share:
Basic Net Earnings from Continuing Operations Per Share	$0.10	$0.73	$—	$1.77
Basic Net (Loss) Earnings from Discontinued Operations Per Share	$(0.05)	$0.56	$(0.05)	$0.90
Basic Earnings (Loss) Per Share	$0.06	$1.29	$(0.05)	$2.66

Diluted Net Earnings from Continuing Operations Per Share	$0.10	$0.73	$—	$1.76
Diluted Net (Loss) Earnings from Discontinued Operations Per Share	$(0.05)	$0.55	$(0.05)	$0.89
Diluted Earnings (Loss) Per Share	$0.06	$1.28	$(0.05)	$2.65

Overview – Three and Six Month Periods Ended March 28, 2025
Net earnings attributable to the Company from continuing operations for the second fiscal quarter of 2025 were $11.2 million (or $0.10 per diluted share), a decrease of $81.1 million, from net earnings of $92.2 million (or $0.73 per diluted share) for the corresponding period last year. Included in the Company’s operating results from continuing operations for the second fiscal quarter of 2025 were $109.5 million in fair value losses and other related expenses recorded in miscellaneous (expense) income, net, associated with our investment in Amentum stock after finalization of the Separation Transaction and $20.5 million in discounts and expenses recorded to loss on extinguishment of debt for the three months ended March 28, 2025, associated with the Equity-for-Debt Transaction (see Note 12- Borrowings and Note 15- Discontinued Operations). Our reported net earnings for the second fiscal quarter of 2025 were favorably impacted by a decrease in pre-tax Restructuring and other charges and transaction costs of $29.7 million compared to the fiscal 2024 period associated primarily to expenses incurred relating to the Separation Transaction (primarily professional services and employee separation costs), which are discussed in Note 17- Restructuring and Other Charges.
Net loss attributable to the Company from discontinued operations for the second fiscal quarter of 2025 was $(5.6) million (or $(0.05) per diluted share), a decrease of $75.4 million, from net earnings of $69.9 million (or $0.55 per diluted share) for the corresponding period last year. The change year-over-year was primarily driven by prior year operating results of the SpinCo Business which were divested on September 27, 2024 and therefore are no longer in Company's financial results in fiscal year 2025. See Note 15- Discontinued Operations.
For the six months ended March 28, 2025, net loss attributable to the Company from continuing operations was $(6.0) million (or $0.00 per diluted share on a rounded basis), a decrease of $226.5 million, from net earnings of $220.6 million (or $1.76 per diluted share) for the corresponding period last year. Included in the Company’s operating results from continuing operations for six months ended March 28, 2025 were $254.7 million in pre-tax charges recorded in miscellaneous (expense) income, net mainly associated with fair value losses and other related expenses relating to our investment in Amentum stock after finalization of the Separation Transaction and $20.5 million in discounts and expenses recorded to loss on extinguishment of debt for the six months ended March 28, 2025, associated with the Equity-for-Debt Transaction (see Note 12- Borrowings and Note 15- Discontinued Operations). Our reported net loss for the second half of 2025 was favorably impacted by a decrease in pre-tax Restructuring and other charges and transaction costs of $55.0 million compared to the fiscal 2024 period associated primarily to expenses incurred relating to the Separation Transaction (primarily professional services and employee separation costs), which are discussed in Note 17- Restructuring and Other Charges.
For the six months ended March 28, 2025, net loss attributable to the Company from discontinued operations was $(6.6) million (or $(0.05) per diluted share), a decrease of $119.7 million, from net earnings of $113.1 million (or $0.89 per diluted share) for the corresponding period last year. The change year-over-year was primarily driven by prior year operating results of the SpinCo Business which were divested and therefore are no longer in the Company's financial results in fiscal year 2025. See Note 15- Discontinued Operations.
Consolidated Results of Operations
Revenues for the second fiscal quarter of 2025 were $2.91 billion, an increase of $63.2 million, or 2.2%, from $2.85 billion for the corresponding period last year. For the six months ended March 28, 2025, revenues were $5.84 billion, an increase of $186.0 million, or 3.3%, from $5.66 billion for the corresponding period last year. Revenue increases for both the three and six month periods year over year were mainly due to the Company's I&AF business, as well as revenue growth in our PA Consulting business. The I&AF business benefited primarily from stronger performance in its Advanced Facilities and Asia, Pacific and Middle East (APME) business operations for both quarterly and year to date comparative periods presented. Our revenues were unfavorably impacted by foreign currency translation of $18.8 million and $2.3 million for the three and six months ended March 28, 2025, respectively, across our international businesses, as compared to a favorable impact of $21.5 million and $59.0 million for the three and six months ended March 29, 2024, respectively.
Gross profit for the second fiscal quarter of 2025 was $738.3 million, an increase of $26.4 million, or 3.7%, from $712.0 million from the corresponding period last year, with gross profit margins of 25.4% and 25.0% for the respective periods. Gross profit for the six months ended March 28, 2025 was $1,459.6 million, an increase of $82.9 million, or 6.0%, from $1,376.7 million from the corresponding period last year, with gross profit margins of 25.0% and 24.3% for the respective periods. The Company's increase in gross profit was mainly attributable to higher revenues as mentioned above, with favorable margin impacts from year over year mix.

See Segment Financial Information discussion for further information on the Company’s results of operations at the operating segment.
Selling, general & administrative ("SG&A") expenses for the three and six months ended March 28, 2025 were $529.7 million and $1,042.5 million, respectively, as compared to $528.7 million and $1,051.4 million for the corresponding periods last year, representing an increase of $1.0 million or 0.2% and decrease of $8.9 million or 0.8% respectively. SG&A expenses for the three and six months ended March 28, 2025 were impacted by decreases of $22.2 million and $44.4 million, respectively, in lower Restructuring and other charges costs associated with the Separation Transaction, mainly comprised of professional services, in the current year. These favorable items were more than offset for the three months ended March 28, 2025 and partially offset for the six months ended March 28, 2025 by increases in expenses associated with the Transition Services Agreement (the "TSA") with Amentum, incentives and other department spend. Lastly, SG&A expenses benefited from favorable foreign exchange impacts of $4.9 million and $1.7 million, respectively, for the three and six months ended March 28, 2025, as compared to favorable impacts of $0.6 million and unfavorable impacts of $2.9 million for the corresponding periods last year.
Net interest expense for the three and six months ended March 28, 2025 was $29.1 million and $54.2 million, respectively, a decrease of $6.5 million and $17.1 million from $35.5 million and $71.4 million or 18.2% and 24.0%, respectively, for the corresponding periods last year. The decrease in net interest expense for the three and six months ended March 28, 2025 was due primarily to increases in interest income associated with the Company's higher levels of cash compared to the corresponding periods last year due to the reduction of outstanding debt balances in the fourth quarter of fiscal 2024 using proceeds associated with the Separation Transaction.
Loss on extinguishment of debt for the three and six months ended March 28, 2025 was $20.5 million, in discounts and expenses associated with the Equity-for-Debt Transaction executed on March 13, 2025, where the Company exchanged shares of our investment in Amentum Holdings, Inc. for a principal amount of term loans under the 2021 Term Loan Facility, which term loans were immediately extinguished. See Note 12- Borrowings and Note 15- Discontinued Operations.
Miscellaneous (expense) net for the three and six months ended March 28, 2025 was $(103.3) million and $(233.4) million respectively, in comparison to $(3.7) million and $(6.7) million for the corresponding period last year. The increase of $(99.6) million and $(226.7) million for the three and six months ended March 28, 2025 respectively, were due mainly to $109.5 million and $254.7 million in mark-to-market losses and other related expenses associated with our investment in Amentum stock in connection with the Separation Transaction, offset in part by $10.3 million and $21.7 million in TSA-related income associated with the Separation Transaction as discussed in Note 15- Discontinued Operations.
The Company’s effective tax rates from continuing operations for the three months ended March 28, 2025 and March 29, 2024 were 90.6% and 30.1%, respectively. The most significant items contributing to the difference between the statutory U.S. federal corporate tax rate of 21.0% and the Company's effective tax rate for the three-month period ended March 28, 2025 were related to $33.1 million in unfavorable tax impacts associated with the non-deductibility of losses from the Company's investment in Amentum stock, as well as U.S. state income tax expense of $4.0 million and U.S. tax on foreign earnings of $4.5 million. The U.S state income tax and U.S. tax on foreign earnings are expected to have a continuing impact on the Company's effective tax rate for the remainder of the fiscal year.
The most significant item contributing to the difference between the statutory U.S. federal corporate tax rate of 21.0% and the Company's effective tax rate of 30.1% for the three-month period ended March 29, 2024 was related to U.S. state income tax expense of $2.4 million and U.S. tax on foreign earnings of $3.3 million.
The Company’s effective tax rates from continuing operations for the six months ended March 28, 2025 and March 29, 2024 were 98.9% and 4.8%, respectively. The most significant items contributing to the difference between the statutory U.S. federal corporate tax rate of 21.0% and the Company's effective tax rate for the six-month period ended March 28, 2025 were related to $70.1 million in unfavorable tax impacts associated with the non-deductibility of losses from the Company's investment in Amentum stock, as well as U.S. state income tax expense of $9.4 million and U.S. tax on foreign earnings of $9.4 million. The U.S state income tax and U.S. tax on foreign earnings are expected to have a continuing impact on the Company's effective tax rate for the remainder of the fiscal year.

The most significant item contributing to the difference between the statutory U.S. federal corporate tax rate of 21.0% and the Company's effective tax rate of 4.8% for the six-month period ended March 29, 2024 was related to the election to treat an Australian subsidiary as a corporation versus a partnership for U.S. tax purposes, which resulted in the derecognition of a deferred tax liability and yielded a discrete income tax benefit of $61.6 million as the Company asserted that a component of the investment will be indefinitely reinvested.
Net loss (earnings) attributable to noncontrolling interests for the three and six months ended March 28, 2025 were $11.7 million and $5.7 million, respectively, as compared to $(4.3) million and $(8.2) million for the corresponding periods last year. These changes in noncontrolling interests were primarily resulting from the impact of an unfavorable interim ruling against a consolidated joint venture in which the Company holds a 50% interest, in connection with a long running project, upon which the Company recorded a reserve against related accounts receivable (the “Consolidated JV Matter”) during the quarter. Net earnings attributable to redeemable noncontrolling interests for the three and six months ended March 28, 2025 were $(5.8) million and $(12.9) million, respectively and $(4.1) million and $(6.7) million for the corresponding periods last year, with these comparative changes resulting from higher net earnings results in our PA Consulting investment compared to the prior year periods.
Restructuring and Other Charges
During fiscal 2023, the Company implemented restructuring initiatives relating to the Separation Transaction. The Company incurred approximately $4.8 million during the second fiscal quarter of 2025 and $42.0 million and $17.5 million in fiscal 2024 and fiscal 2023, respectively, in pre-tax cash charges in connection with these initiatives. These actions, which are expected to be substantially completed before the end of fiscal 2025, are expected to result in estimated gross annualized pre-tax cash savings of approximately $120 million to $147 million. We will likely incur additional charges under this program through fiscal 2025, which are expected to result in additional savings in future periods.
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

	Three Months Ended		Six Months Ended
	March 28, 2025	March 29, 2024	March 28, 2025	March 29, 2024
Revenues from External Customers:
Infrastructure & Advanced Facilities (1)	$2,602,753	$2,553,212	$5,228,961	$5,057,438
PA Consulting	307,662	293,967	614,410	599,968
Total	$2,910,415	$2,847,179	$5,843,371	$5,657,406

	Three Months Ended		Six Months Ended
	March 28, 2025	March 29, 2024	March 28, 2025	March 29, 2024
Segment Operating Profit:
Infrastructure & Advanced Facilities (1)	$203,265	$204,101	$413,539	$371,489
PA Consulting	67,347	60,169	134,084	114,624
Total Segment Operating Profit	270,612	264,270	547,623	486,113
Restructuring, Transaction and Other Charges (2)	(23,924)	(42,550)	(53,856)	(85,463)
Amortization of Intangible Assets	(38,040)	(38,476)	(76,701)	(75,407)
Total U.S. GAAP Operating Profit	208,648	183,244	417,066	325,243
Total Other Expense, net (3)	(152,825)	(39,235)	(308,095)	(78,030)
Earnings Before Taxes from Continuing Operations	$55,823	$144,009	$108,971	$247,213

(1)	The three and six months ended March 28, 2025 I&AF revenue and operating profit were impacted by a reserve in connection with an unfavorable interim ruling against a consolidated joint venture in which the Company holds a 50% interest (the "Consolidated JV Matter"), with the noncontrolling partner’s share included in noncontrolling interests in the Consolidated Statements of Earnings for the respective periods.
(2)	The three and six months ended March 28, 2025 and March 29, 2024 included $10.2 million and $25.1 million, respectively, and $32.4 million and $69.5 million, respectively, in restructuring and other charges mainly relating to the Separation Transaction (primarily professional services and employee separation costs), as well as certain subsidiary level compensation based agreements. The three and six months ended March 28, 2025 included approximately $8.4 million and $16.2 million in charges associated with the Company's TSA with Amentum.
(3)	The three and six months ended March 28, 2025 included $109.5 million and $254.7 million, respectively, mainly related to mark-to-market losses associated with our investment in Amentum stock in connection with the Separation Transaction, and $20.5 million in discounts and expenses associated with the Equity-for-Debt Transaction (see Note 12- Borrowings and Note 15- Discontinued Operations).

Infrastructure & Advanced Facilities

	Three Months Ended		Six Months Ended
(in thousands)	March 28, 2025	March 29, 2024	March 28, 2025	March 29, 2024
Revenue	$2,602,753	$2,553,212	$5,228,961	$5,057,438
Operating Profit	$203,265	$204,101	$413,539	$371,489

Revenues for the I&AF segment for the three and six months ended March 28, 2025 were $2.60 billion and $5.23 billion, respectively, an increase of $49.5 million and $171.5 million, or 1.9% and 3.4%, compared to $2.55 billion and $5.06 billion for the corresponding periods last year. The increase in revenues for the three and six months ended March 28, 2025 was driven primarily from stronger performance in its Advanced Facilities and APME business operations. This was partly offset by a reserve in connection with an unfavorable interim ruling against a consolidated joint venture in which the Company holds a 50% interest, with the noncontrolling partner’s share included in noncontrolling interests in the Company's Consolidated Statements of Earnings for the 2025 periods presented. Additionally, foreign currency translation had approximately $17.6 million and $10.7 million in unfavorable impacts on revenues for the three and six months ended March 28, 2025, as compared to $9.1 million and $30.0 million in favorable impacts in the corresponding prior year periods.

Operating profit for the I&AF segment for the three and six months ended March 28, 2025 was $203.3 million and $413.5 million, respectively, a decrease of $(0.8) million and an increase of $42.1 million, or (0.4)% and 11.3%, from $204.1 million and $371.5 million for the corresponding periods last year. Operating profit for the three months ended March 28, 2025 is relatively flat year over year as a result of higher volume across the sectors while offset by a reserve in connection with an unfavorable interim ruling against a consolidated joint venture in which the Company holds a 50% interest, with the noncontrolling partner's share included in noncontrolling interests in the Company's Consolidated Statements of Earnings for the 2025 periods presented. The increase for the six months ended March 28, 2025 is a result of higher year over year segment revenues mentioned above as well as a one-time negative impact from changes in employee benefits programs in prior year period. Foreign currency translation had approximately $1.4 million and $0.7 million in unfavorable impact on operating profit three and six months ended March 28, 2025, as compared to $4.3 million and $9.3 million in favorable impacts in the corresponding prior year periods.

PA Consulting

	Three Months Ended		Six Months Ended
(in thousands)	March 28, 2025	March 29, 2024	March 28, 2025	March 29, 2024
Revenue	$307,662	$293,967	$614,410	$599,968
Operating Profit	$67,347	$60,169	$134,084	$114,624

Revenues for the PA Consulting segment for the three and six months ended March 28, 2025 were $307.7 million and $614.4 million respectively, reflecting an increase of $13.7 million and $14.4 million, or 4.7% and 2.4% from $294.0 million and $600.0 million in the corresponding period last year. The increase in revenue for the three months ended March 28, 2025 is due to improved performance in PA Consulting's public sector work. The six month increase is mainly due to improved performance in PA Consulting's health & life sciences business, partly offset by reduction in consumer & manufacturing business. Foreign currency translation had approximately $1.2 million in unfavorable and $8.3 million in favorable impacts on revenues for the three and six months ended March 28, 2025, as compared to $12.4 million and $29.1 million in favorable impacts in the corresponding prior year period.

Operating profit for the segment for the three and six months ended was $67.3 million and $134.1 million respectively, an increase of $7.2 million and $19.5 million, or 11.9% and 17.0% from $60.2 million and $114.6 million in the corresponding period last year. The year over year improvement in the quarter is attributable to improved revenues combined with favorable impacts from reduced costs.

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
The following table summarizes our backlog at March 28, 2025 and March 29, 2024 (in millions):

	March 28, 2025	March 29, 2024
Infrastructure & Advanced Facilities	$21,768	$18,130
PA Consulting	392	344
Total	$22,160	$18,474

The increase in backlog in I&AF from March 29, 2024 was predominantly driven by growth across Water, Life Sciences and Transportation and Cities & Place markets.

The increase in backlog in PA Consulting from March 29, 2024 was primarily driven by organic year-over-year growth of the business including some material sales in the second fiscal quarter of 2025.

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
Liquidity and Capital Resources
At March 28, 2025, our principal sources of liquidity consisted of $1.20 billion in cash and cash equivalents and $1.44 billion of available borrowing capacity under our $2.25 billion revolving credit agreement (the "Revolving Credit Facility"). We finance much of our operations and growth through cash generated by our operations.

Cash and cash equivalents at March 28, 2025 were $1.20 billion, representing an increase of $59.9 million from $1.14 billion at September 27, 2024, the reasons for which are described below. The following table presents selected consolidated cash flow information of the Company for the respective periods shown below (including discontinued operations of our separated SpinCo businesses, see Note 15 - Discontinued Operations for more information):

	For the Six Months Ended
(In thousands)	March 28, 2025	March 29, 2024
Net cash provided by operating activities	$11,025	$375,538
Cash Flows from Investing Activities:
Additions to property and equipment	(27,603)	(45,108)
Disposals of property and equipment and other assets	2,328	145
Capital contributions to equity investees, net of return of capital distributions	932	1,660
Acquisitions of businesses, net of cash acquired	—	(14,000)
Net cash used for investing activities	(24,343)	(57,303)
Cash Flows from Financing Activities:
Proceeds from long-term borrowings	1,848,201	1,716,577
Repayments of long-term borrowings	(444,800)	(1,621,390)
Repayments of short-term borrowings	(656,981)	(9,657)
Debt issuance costs	(92)	(1,606)
Proceeds from issuances of common stock	17,186	22,660
Common stock repurchases	(552,402)	(195,462)
Taxes paid on vested restricted stock	(21,088)	(33,172)
Cash dividends to shareholders	(75,878)	(70,137)
Net dividends associated with noncontrolling interests	(3,446)	(14,249)
Repurchase of redeemable noncontrolling interests	(4,066)	(24,360)
Net cash provided by (used for) financing activities	106,634	(230,796)
Effect of Exchange Rate Changes	(34,773)	17,631
Net Increase in Cash and Cash Equivalents and Restricted Cash	58,543	105,070
Cash and Cash Equivalents, including Restricted Cash, at the Beginning of the Period	1,146,931	929,445
Cash and Cash Equivalents, including Restricted Cash, at the End of the Period	$1,205,474	$1,034,515
Less Cash and Cash Equivalents included in Assets held for spin	$—	$(178,529)
Cash and Cash Equivalents, including Restricted Cash of Continuing Operations at the End of the Period	$1,205,474	$855,986
Our net cash flow provided by operations of $11.0 million during the six months ended March 28, 2025 was unfavorable by $364.5 million in comparison to the cash flow provided by operations of $375.5 million (inclusive of discontinued operations) for the corresponding prior period. On a continuing operations basis, our cash from operations was unfavorable by $200.2 million. The decline on a continuing operations basis was largely due to higher uses of cash from net working capital, namely Accounts Receivables as well as increases in cash income tax payments of $85.0 million within accrued liabilities.
Our net cash used for investing activities during the six months ended March 28, 2025 was $24.3 million, compared to cash used for investing activities of $57.3 million in the corresponding prior year period (which included $5.1 million associated with discontinued operations), due to lower levels of additions to plant, property and equipment in the current year and no current year acquisitions.
Our net cash provided by financing activities during the six months ended March 28, 2025 was $106.6 million. This was driven by net proceeds from borrowings of $746.4 million, offset by share repurchases of $552.4 million, $75.9 million in dividends to shareholders, and $21.1 million in taxes paid on vested restricted stock. Cash used for financing activities in the corresponding prior year period was $230.8 million, due primarily to share repurchases of $195.5 million, net proceeds from borrowings of $85.5 million, $70.1 million in dividends to shareholders, and $24.4 million in net PA Consulting related redeemable noncontrolling interests purchase and issuance activity.
At March 28, 2025, the Company had approximately $181.1 million in cash and cash equivalents held in the U.S. and $1.0 billion held outside of the U.S. (primarily in the U.K., the Eurozone, Australia, India, Canada, and the Middle East region). Other than the tax cost of repatriating funds to the U.S., there are no material impediments to repatriating these funds to the U.S.

The Company had $256.3 million in letters of credit outstanding at March 28, 2025. Of this amount, $0.5 million was issued under the Revolving Credit Facility and $255.8 million was issued under separate, committed and uncommitted letter-of-credit facilities.
On March 27, 2025, the Company, as guarantor, and JEGI, as borrower, entered into a term loan agreement (the “2025 Term Loan Facility”) with Bank of America, N.A., as administrative agent and sole lead arranger, and the lenders party thereto. Under the 2025 Term Loan Facility, JEGI borrowed a $200.0 million term loan and £410.0 million term loan for a term of two-years from the date of initial funding, maturing on March 26, 2027. The proceeds from the 2025 Term Loan Facility were used to repay the outstanding 2021 Term Loan Facility principal equal to $120.0 million and £410.2 million, or $531.6 million, and was otherwise used for general corporate purposes.
Long-term debt as of March 28, 2025 increased by $1.3 billion compared to September 27, 2024 primarily due to the Company entering into the 2025 Term Loan Facility for a combined amount of $731.4 million (see Note 12 - Borrowings), and an increased draw on the revolving credit facility of $672.0 million to fund share buybacks, dividends and taxes paid on vested restricted stock, offset by the termination of the 2021 Term Loan - USD portion.
Short-term debt as of March 28, 2025 decreased by $875.8 million compared to September 27, 2024 primarily due to the Equity-for-Debt Transaction, pursuant to which the Company extinguished $311.5 million under the GBP 2021 Term Loan, in exchange for its approximately 19.5 million shares in Amentum, and the entry to the 2025 Term Loan Facility, the proceeds of which were used to extinguish the remaining $531.6 million under the GBP 2021 term loan contract. For more information, please refer to Note - 12 Borrowings and Note 15 - Discontinued Operations.

In connection with the Post-Closing Additional Merger Consideration relating to the Separation Transaction, the Company became entitled to receive approximately 7.3 million Amentum shares from the 9.7 million shares held in escrow. On April 30th, 2025, the Jacobs Board of Directors determined to distribute the 7.3 million shares of Amentum's stock and declared an in kind dividend payable to Jacobs’ shareholders of record as of May 16, 2025, to be distributed on a pro rata basis on May 30, 2025. Please refer to Note 15 - Discontinued Operations for additional details.

On April 10, 2025, the Company collected $70 million in receivables related to final settlement of net working capital, the balance of which is reflected in Receivables and Contract Assets in the March 28, 2025 Consolidated Balance Sheet. The cash was utilized to pay down amounts owed under the Company’s Revolving Credit Facility on the same day. Please refer to Note 15 - Discontinued Operations for additional details.
On February 6, 2023, the Company refinanced its Revolving Credit Facility, and on February 16, 2023, the Company issued the 5.90% Bonds in the aggregate principal amount of $500.0 million. On August 18, 2023, the Company issued the 6.35% Bonds in the aggregate principal amount of $600.0 million. See Note 12 - Borrowings for further discussion relating to the terms of the 5.90% Bonds, the 6.35% Bonds, and the Revolving Credit Facility following the issuances and refinancing.
We believe we have adequate liquidity and capital resources to fund our projected cash requirements, including acquisitions, if any, and financing activities such as debt servicing, share buybacks and dividends for the next twelve months based on the liquidity provided by our cash and cash equivalents on hand, our borrowing capacity and our continuing cash from operations.
We were in compliance with all of our debt covenants at March 28, 2025.

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

Six Months Ended
(in thousands)	March 28, 2025
Summarized Statement of Earnings Data
Revenue	$1,993,675
Direct Costs	$1,656,303
Selling, General and Administrative Expenses	$255,990
Net loss attributable to Guarantor Subsidiaries from continuing operations	$(230,849)
Noncontrolling interests	$(3,235)

(in thousands)	March 28, 2025	September 27, 2024
Summarized Balance Sheet Data
Current assets, less receivables from Non-Guarantor Subsidiaries	$1,307,018	$1,733,836
Current receivables from Non-Guarantor Subsidiaries	$878,521	$573,631
Noncurrent assets, less noncurrent receivables from Non-Guarantor Subsidiaries	$582,512	$503,444
Noncurrent receivables from Non-Guarantor Subsidiaries	$544,362	$615,986
Current liabilities	$945,003	$1,568,187
Current liabilities to Non-Guarantor Subsidiaries	$—	$—
Long-term Debt	$2,633,620	$1,348,594
Other Noncurrent liabilities, less amounts payable to Non-Guarantor Subsidiaries	$227,235	$237,025
Noncurrent liabilities to Non-Guarantor Subsidiaries	$974,868	$1,051,899
Noncontrolling interests	$2,267	$937
Accumulated deficit	$(1,470,580)	$(779,745)

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
Our Revolving Credit Facility, 2025 Term Loan Facility and certain other debt obligations are subject to variable rate interest which could be adversely affected by an increase in interest rates. As of March 28, 2025, we had an aggregate of $1.54 billion in outstanding borrowings under our Revolving Credit Facility and 2025 Term Loan Facility. Interest on amounts borrowed under these agreements is subject to adjustment based on the Company’s Consolidated Leverage Ratio (as defined in the credit agreements governing the Revolving Credit Facility and the 2025 Term Loan Facility). Depending on the Company’s Consolidated Leverage Ratio, borrowings denominated in U.S. dollars under the Revolving Credit Facility bear interest at a SOFR rate plus a margin of between 0.975% and 1.725% or a base rate plus a margin of between 0.0% and 0.625% including applicable margins while borrowings denominated in British pounds under these respective facilities bear interest at an adjusted SONIA rate plus a margin of between 0.908% and 1.658%. Borrowings under the 2025 Term Loan Facility will bear interest at either a SONIA rate or term SOFR rate plus a margin of between 0.975% and 1.60% or a base rate plus a margin of between 0.0% and 0.50%. Additionally, our Revolving Credit Facility and our 5.90% Bonds have interest rates subject to potential increases relating to certain ESG metrics as stipulated in the related agreements and as discussed in Note 12- Borrowings.
However, as discussed in Note 18- Commitments and Contingencies and Derivative Financial Instruments, we are party to a swap agreement with a notional value of $200.0 million to convert the variable rate interest based liabilities associated with a corresponding amount of our debt into fixed interest rate liabilities, leaving $1.34 billion in principal amount subject to variable interest rate risk. Additionally, during fiscal 2022, we entered into two treasury lock arrangements with an aggregate notional value of $500.0 million, which were settled in the second quarter fiscal 2023, and are disclosed in further detail in Note 18- Commitments and Contingencies and Derivative Financial Instruments.
For the six months ended March 28, 2025, our weighted average borrowings that are subject to floating rate exposure were approximately $1.16 billion. If floating interest rates had increased by 1.00%, our interest expense for the six months ended March 28, 2025 would have increased by approximately $5.8 million.
Foreign Currency Risk
In situations where the Company incurs costs in currencies other than our functional currency, we sometimes enter into foreign exchange contracts to limit our exposure to fluctuating foreign currencies. We follow the provisions of ASC 815, Derivatives and Hedging in accounting for our derivative contracts. The Company has $815.8 million in notional value of exchange rate sensitive instruments at March 28, 2025. See Note 18- Commitments and Contingencies and Derivative Financial Instruments for discussion.

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
The Company’s management, with the participation of its Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), evaluated the effectiveness of the Company’s disclosure controls and procedures as defined by Rule 13a-15(e) of the Exchange Act defined above, as of March 28, 2025, the end of the period covered by this Quarterly Report on Form 10-Q (the “Evaluation Date”). Based on that evaluation, the Company’s management, with the participation of the Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer) concluded that the Company’s disclosure controls and procedures, as of the Evaluation Date, were effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
There were no changes to our internal control over financial reporting which were identified in connection with the evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act during the quarter ended March 28, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Recent international trade issues, including tariffs and counter tariffs, if continued, may have a negative impact on our business generally.
Recently, there have been notable developments in international trade from the imposition of tariffs and counter tariffs in the United States, and in other countries in which we or our customers and suppliers operate. Increases in protectionist measures such as tariffs or import or export licensing requirements, whether imposed by the United States or such other countries, may adversely impact our business by causing a slowdown in global trade and a decrease in government or corporate spending.
These measures may also have the effect of heightening many of the other risks applicable to our business, including risks relating to:
•the impact of inflation and rising interest rates and/or construction costs, particularly on any fixed-price contract, which we may not be able to fully mitigate,
•our failure to meet performance requirements or contractual schedules, including as a result of supply chain disruptions,
•a reduction in the amount of available governmental funding,
•our international operations, including risks of facing backlash from potential customers as a result of being headquartered in the United States, and
•our indebtedness and credit markets.

While tariffs on goods and other trade measures have not yet had a significant impact on our business or results of operations, we are monitoring and evaluating any potential impacts that the imposition of tariffs and other trade measures may have on our business, and considering ways in which we, or our clients, may mitigate the potential impact of such tariffs and other trade measures. There is no assurance that we will be successful in mitigating such impacts. Additionally, we cannot fully predict the further developments that could have a material adverse impact on our business, financial condition and results of operations.
Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds.
There were no sales of unregistered securities during the second fiscal quarter of 2025.
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
An aggregate summary of repurchases of the Company’s common stock made during the second quarter of fiscal 2025 under the 2023 Share Repurchase Authorization and the 2025 Share Repurchase Authorization follows:

Period	Total Number of Shares Purchased	Average Price Per Share (1)	Total Number of Shares Purchased under the 2023 and 2025 Repurchase Authorizations	Approximate Dollar Value of Shares that May Yet Be Purchased Under the 2023 and 2025 Repurchase Authorizations
December 28, 2024 - January 24, 2025	392,787	$135.59	392,787	$217,531,896
January 25, 2025 - February 21, 2025	494,266	$134.40	494,266	$151,103,572
February 22, 2025 - March 28, 2025	1,837,345	$125.77	1,837,345	$1,420,011,932
Total	2,724,398		2,724,398

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

10.1
Term Loan Agreement, dated as of March 27, 2025, among Jacobs Solutions Inc, Jacobs Engineering Group Inc., the lender party thereto, and Bank of America, N.A., as Administrative Agent. Filed as Exhibit 10.1 to the Registrant's Current Report on Form 8-K on March 27, 2025 and incorporated herein by reference.

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
101
The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 28, 2025, formatted in Inline XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Earnings, (iii) Consolidated Statements of Comprehensive Income (Loss), (iv) Consolidated Statements of Stockholders’ Equity, (v) Consolidated Statements of Cash Flows and (vi) Notes to Consolidated Financial Statements, tagged as blocks of text and including detailed tags.

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 28, 2025, (formatted as Inline XBRL and contained in Exhibit 101).

* Filed herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
JACOBS SOLUTIONS INC.

By:	/s/ Venk Nathamuni
Venk Nathamuni
Chief Financial Officer
(Principal Financial Officer)

Date:	May 6, 2025