Form 10-Q
period 2025-06-27
JACOBS SOLUTIONS INC.
filed 2025-08-05
CIK 52988

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark one)
☒    Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 27, 2025
☐    Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check-mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes   ☒  No
Number of shares of common stock outstanding at July 25, 2025: 119,536,469

JACOBS SOLUTIONS INC.

Part I - FINANCIAL INFORMATION
Item 1.    Financial Statements.

JACOBS SOLUTIONS INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share information)

	June 27, 2025	September 27, 2024
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$1,293,307	$1,144,795
Receivables and contract assets	3,047,152	2,845,452
Prepaid expenses and other	130,224	155,865
Investment in equity securities	—	749,468
Total current assets	4,470,683	4,895,580
Property, Equipment and Improvements, net	303,267	315,630
Other Noncurrent Assets:
Goodwill	4,820,173	4,788,181
Intangibles, net	771,141	874,894
Deferred income tax assets	277,944	195,406
Operating lease right-of-use assets	304,018	303,856
Miscellaneous	465,614	385,458
Total other noncurrent assets	6,638,890	6,547,795
	$11,412,840	$11,759,005
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Current maturities of long-term debt	$—	$875,760
Accounts payable	1,125,307	1,029,140
Accrued liabilities	977,694	1,087,764
Operating lease liabilities	110,008	119,988
Contract liabilities	992,283	967,089
Total current liabilities	3,205,292	4,079,741
Long-term debt	2,508,692	1,348,594
Liabilities relating to defined benefit pension and retirement plans	266,664	298,221
Deferred income tax liabilities	150,917	116,655
Long-term operating lease liabilities	385,578	407,826
Other deferred liabilities	156,095	120,483
Total other noncurrent liabilities	3,467,946	2,291,779
Commitments and Contingencies
Redeemable Noncontrolling interests	908,352	820,182
Stockholders’ Equity:
Capital stock:
Preferred stock, $1 par value, authorized - 1,000,000 shares; issued and outstanding - none	—	—
Common stock, $1 par value, authorized - 240,000,000 shares; issued and outstanding - 119,704,769 shares and 124,253,511 shares as of June 27, 2025 and September 27, 2024, respectively	119,705	124,084
Additional paid-in capital	2,699,770	2,758,064
Retained earnings	1,660,186	2,366,769
Accumulated other comprehensive loss	(657,640)	(699,450)
Total Jacobs stockholders’ equity	3,822,021	4,549,467
Noncontrolling interests	9,229	17,836
Total Group stockholders’ equity	3,831,250	4,567,303
	$11,412,840	$11,759,005

See the accompanying Notes to Consolidated Financial Statements – Unaudited.

JACOBS SOLUTIONS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS
Three and Nine Months Ended June 27, 2025 and June 28, 2024
(In thousands, except per share information)
(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	June 27, 2025	June 28, 2024	June 27, 2025	June 28, 2024
Revenues	$3,031,768	$2,883,384	$8,875,139	$8,540,791
Direct cost of contracts	(2,273,358)	(2,162,442)	(6,657,118)	(6,443,156)
Gross profit	758,410	720,942	2,218,021	2,097,635
Selling, general and administrative expenses	(523,396)	(549,956)	(1,565,942)	(1,601,404)
Operating Profit	235,014	170,986	652,079	496,231
Other Income (Expense):
Interest income	8,297	9,718	27,478	25,939
Interest expense	(37,051)	(45,789)	(110,451)	(133,372)
Loss on extinguishment of debt	—	—	(20,510)	—
Miscellaneous income (expense), net	38,844	1,550	(194,523)	(5,118)
Total other income (expense), net	10,090	(34,521)	(298,006)	(112,551)
Earnings from Continuing Operations Before Taxes	245,104	136,465	354,073	383,680
Income Tax Expense from Continuing Operations	(53,752)	(45,272)	(161,477)	(57,026)
Net Earnings of the Group from Continuing Operations	191,352	91,193	192,596	326,654
Net (Loss) Earnings of the Group from Discontinued Operations, net of tax	(1,629)	67,703	(8,180)	187,232
Net Earnings of the Group	189,723	158,896	184,416	513,886
Net (Earnings) Loss Attributable to Noncontrolling Interests from Continuing Operations	(4,442)	(4,858)	1,209	(13,037)
Net Earnings Attributable to Redeemable Noncontrolling Interests	(5,676)	(3,411)	(18,539)	(10,112)
Net Earnings Attributable to Jacobs from Continuing Operations	181,234	82,924	175,266	303,505
Net Earnings Attributable to Noncontrolling Interests from Discontinued Operations	—	(3,693)	—	(10,080)
Net (Loss) Earnings Attributable to Jacobs from Discontinued Operations	(1,629)	64,010	(8,180)	177,152
Net Earnings Attributable to Jacobs	$179,605	$146,934	$167,086	$480,657
Net Earnings Per Share:
Basic Net Earnings from Continuing Operations Per Share	$1.56	$0.66	$1.54	$2.43
Basic Net (Loss) Earnings from Discontinued Operations Per Share	$(0.01)	$0.51	$(0.07)	$1.41
Basic Earnings Per Share	$1.55	$1.17	$1.47	$3.84

Diluted Net Earnings from Continuing Operations Per Share	$1.56	$0.66	$1.53	$2.42
Diluted Net (Loss) Earnings from Discontinued Operations Per Share	$(0.01)	$0.51	$(0.07)	$1.40
Diluted Earnings Per Share	$1.55	$1.17	$1.46	$3.82
See the accompanying Notes to Consolidated Financial Statements - Unaudited.

JACOBS SOLUTIONS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Three and Nine Months Ended June 27, 2025 and June 28, 2024
(In thousands)
(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	June 27, 2025	June 28, 2024	June 27, 2025	June 28, 2024
Net Earnings of the Group	$189,723	$158,896	$184,416	$513,886
Other Comprehensive Income:
Foreign currency translation adjustments	136,829	1,418	40,721	74,595
Change in cash flow hedges	(3,357)	(3,659)	(3,765)	(29,398)
Change in pension plan liabilities	(15,721)	2,245	1,783	(4,214)
Other comprehensive income before taxes	117,751	4	38,739	40,983
Income Tax Benefit (Expense):
Foreign currency translation adjustments	4,558	4,390	4,558	4,390
Cash flow hedges	856	904	1,107	7,573
Change in pension plan liabilities	(762)	(470)	(2,594)	(1,407)
Income Tax Benefit:	4,652	4,824	3,071	10,556
Net other comprehensive Income	122,403	4,828	41,810	51,539
Net Comprehensive Income of the Group	312,126	163,724	226,226	565,425
Net (Earnings) Loss Attributable to Noncontrolling Interests	(4,442)	(8,551)	1,209	(23,117)
Net Earnings Attributable to Redeemable Noncontrolling Interests	(5,676)	(3,411)	(18,539)	(10,112)
Net Comprehensive Income Attributable to Jacobs	$302,008	$151,762	$208,896	$532,196
See the accompanying Notes to Consolidated Financial Statements - Unaudited.

JACOBS SOLUTIONS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
For the Three Months Ended June 27, 2025 and June 28, 2024
(In thousands)
(Unaudited)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Jacobs Stockholders’ Equity	Noncontrolling Interests	Total Group Stockholders’ Equity
Balances at March 29, 2024	$125,216	$2,733,758	$4,576,383	$(811,243)	$6,624,114	$54,348	$6,678,462
Net earnings	—	—	146,934	—	146,934	8,551	155,485
Foreign currency translation adjustments net of deferred taxes of $(4,390)	—	—	—	5,808	5,808	—	5,808
Pension plan liability, net of deferred taxes of $470	—	—	—	1,775	1,775	—	1,775
Change in cash flow hedges, net of deferred taxes of $(904)	—	—	—	(2,755)	(2,755)	—	(2,755)
Dividends	—	—	(36,561)	—	(36,561)	—	(36,561)
Redeemable Noncontrolling interests redemption value adjustment	—	—	(2,796)	—	(2,796)	—	(2,796)
Repurchase and issuance of redeemable noncontrolling interests	—	—	(338)	—	(338)	—	(338)
Noncontrolling interests - distributions and other	—	—	—	—	—	(3,262)	(3,262)
Stock based compensation	—	18,994	—	—	18,994	—	18,994
Issuances of equity securities including shares withheld for taxes	111	12,463	(37)	—	12,537	—	12,537
Repurchases of equity securities	(1,073)	(23,465)	(126,381)	—	(150,919)	—	(150,919)
Balances at June 28, 2024	$124,254	$2,741,750	$4,557,204	$(806,415)	$6,616,793	$59,637	$6,676,430

Balances at March 28, 2025	$120,379	$2,699,690	$1,824,418	$(780,043)	$3,864,444	$8,716	$3,873,160
Net earnings			179,605	—	179,605	4,442	184,047
Foreign currency translation adjustments, net of deferred taxes of $(4,558)	—	—	—	141,387	141,387	—	141,387
Pension plan liability, net of deferred taxes of $762	—	—	—	(16,483)	(16,483)	—	(16,483)
Change in cash flow hedges, net of deferred taxes of $(856)	—	—	—	(2,501)	(2,501)	—	(2,501)
Dividends	—	—	(39,731)	—	(39,731)	—	(39,731)
Dividend in kind	—	—	(159,266)	—	(159,266)	—	(159,266)
Redeemable Noncontrolling interests redemption value adjustment	—	—	(59,540)	—	(59,540)	—	(59,540)
Repurchase and issuance of redeemable noncontrolling interests	—	—	1,450	—	1,450	—	1,450
Noncontrolling interests - distributions and other	—	—	—	—	—	(3,929)	(3,929)
Distribution adjustments relating to SpinCo Business	—	—	(1,955)	—	(1,955)	—	(1,955)
Stock based compensation	—	13,079	—	—	13,079	—	13,079
Issuances of equity securities including shares withheld for taxes	136	5,186	(2,945)	—	2,377	—	2,377
Repurchases of equity securities	(810)	(18,185)	(81,850)	—	(100,845)	—	(100,845)
Balances at June 27, 2025	$119,705	$2,699,770	$1,660,186	$(657,640)	$3,822,021	$9,229	$3,831,250
See the accompanying Notes to Consolidated Financial Statements – Unaudited.

JACOBS SOLUTIONS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
For the Nine Months Ended June 27, 2025 and June 28, 2024
(In thousands)
(Unaudited)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Jacobs Stockholders’ Equity	Noncontrolling Interests	Total Group Stockholders’ Equity
Balances at September 29, 2023	$125,977	$2,735,325	$4,542,872	$(857,954)	$6,546,220	$53,862	$6,600,082
Net earnings	—	—	480,657	—	480,657	23,117	503,774
Foreign currency translation adjustments net of deferred taxes of $(4,390)	—	—	—	78,985	78,985	—	78,985
Pension liability, net of deferred taxes of $1,407	—	—	—	(5,621)	(5,621)	—	(5,621)
Change in cash flow hedges, net of deferred taxes of $(7,573)	—	—	—	(21,825)	(21,825)	—	(21,825)
Dividends	—	—	(73,638)	—	(73,638)	—	(73,638)
Redeemable Noncontrolling interests redemption value adjustment	—	—	(99,358)	—	(99,358)	—	(99,358)
Repurchase of redeemable noncontrolling interests	—	—	1,560	—	1,560	—	1,560
Noncontrolling interests - distributions and other	—	—	—	—	—	(17,342)	(17,342)
Stock based compensation	—	54,170	—	—	54,170	—	54,170
Issuances of equity securities including shares withheld for taxes	779	6,742	(5,496)	—	2,025	—	2,025
Repurchases of equity securities	(2,502)	(54,487)	(289,393)	—	(346,382)	—	(346,382)
Balances at June 28, 2024	$124,254	$2,741,750	$4,557,204	$(806,415)	$6,616,793	$59,637	$6,676,430

Balances at September 27, 2024	$124,084	$2,758,064	$2,366,769	$(699,450)	$4,549,467	$17,836	$4,567,303
Net earnings	—	—	167,086	—	167,086	(1,209)	165,877
Foreign currency translation adjustments, net of deferred taxes of $(4,558)	—	—	—	45,279	45,279	—	45,279
Pension liability, net of deferred taxes of $2,594	—	—	—	(811)	(811)	—	(811)
Change in cash flow hedges, net of deferred taxes of $(1,107)	—	—	—	(2,658)	(2,658)	—	(2,658)
Dividends	—	—	(79,625)	—	(79,625)	—	(79,625)
Dividend in kind	—	—	(159,266)	—	(159,266)	—	(159,266)
Redeemable Noncontrolling interests redemption value adjustment	—	—	(68,031)	—	(68,031)	—	(68,031)
Repurchase and issuance of redeemable noncontrolling interests	—	—	2,531	—	2,531	—	2,531
Noncontrolling interests - distributions and other	—	—	—	—	—	(7,398)	(7,398)
Distribution adjustments relating to SpinCo Business	—	—	(24,600)	—	(24,600)	—	(24,600)
Stock based compensation	—	47,421	—	—	47,421	—	47,421
Issuances of equity securities including shares withheld for taxes	612	5,455	(7,592)	—	(1,525)	—	(1,525)
Repurchases of equity securities	(4,991)	(111,170)	(537,086)	—	(653,247)	—	(653,247)
Balances at June 27, 2025	$119,705	$2,699,770	$1,660,186	$(657,640)	$3,822,021	$9,229	$3,831,250
See the accompanying Notes to Consolidated Financial Statements – Unaudited.

JACOBS SOLUTIONS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Nine Months Ended June 27, 2025 and June 28, 2024
(In thousands)
(Unaudited)

	For the Nine Months Ended
	June 27, 2025	June 28, 2024
Cash Flows from Operating Activities:
Net earnings of the Group	$184,416	$513,886
Adjustments to reconcile net earnings to net cash flows provided by operations:
Depreciation and amortization:
Property, equipment and improvements	62,038	74,171
Intangible assets	115,946	156,292
Loss on extinguishment of debt	20,510	—
Loss on investment in equity securities	227,305	—
Stock based compensation	47,421	54,170
Equity in earnings of operating ventures, net of return on capital distributions	(503)	(13,554)
(Gain) loss on disposals of assets, net	(777)	1,033
Deferred income taxes	(53,794)	(116,103)
Changes in assets and liabilities:
Receivables and contract assets, net of contract liabilities	(225,280)	23,440
Prepaid expenses and other current assets	16,168	54,512
Miscellaneous other assets	49,570	68,666
Accounts payable	96,323	117,220
Accrued liabilities	(228,933)	(107,709)
Other deferred liabilities	10,192	22,243
Other, net	(16,983)	9,874
Net cash provided by operating activities	303,619	858,141
Cash Flows from Investing Activities:
Additions to property and equipment	(49,655)	(82,772)
Disposals of property and equipment and other assets	2,332	158
Capital contributions to equity investees, net of return of capital distributions	932	1,660
Acquisitions of businesses, net of cash acquired	—	(14,000)
Net cash used for investing activities	(46,391)	(94,954)
Cash Flows from Financing Activities:
Proceeds from long-term borrowings	2,173,201	2,224,577
Repayments of long-term borrowings	(926,800)	(2,194,423)
Proceeds from short-term borrowings	—	1,106
Repayments of short-term borrowings	(656,981)	(31,882)
Debt issuance costs	(92)	(1,606)
Proceeds from issuances of common stock	25,467	35,414
Common stock repurchases	(653,247)	(346,382)
Taxes paid on vested restricted stock	(26,992)	(33,389)
Cash dividends to shareholders	(114,813)	(106,439)
Net dividends associated with noncontrolling interests	(7,440)	(17,516)
Repurchase of redeemable noncontrolling interests	(8,472)	(41,788)
Proceeds from issuances of redeemable noncontrolling interests	—	19,761
Cash Impact from Distribution of SpinCo Business	70,000	—
Net cash used for financing activities	(126,169)	(492,567)
Effect of Exchange Rate Changes	17,990	12,215
Net Increase in Cash and Cash Equivalents and Restricted Cash	149,049	282,835
Cash and Cash Equivalents, including Restricted Cash, at the Beginning of the Period	1,146,931	929,445
Cash and Cash Equivalents, including Restricted Cash, at the End of the Period	$1,295,980	$1,212,280
Less Cash and Cash Equivalents included in Assets held for spin	$—	$(195,915)
Cash and Cash Equivalents, including Restricted Cash of Continuing Operations at the End of the Period	$1,295,980	$1,016,365

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

On August 29, 2022, Jacobs Engineering Group Inc. ("JEGI"), the predecessor to Jacobs Solutions Inc., implemented a holding company structure, which resulted in Jacobs Solutions Inc. becoming the parent company of, and successor issuer to, JEGI (the "Holding Company Reorganization"). For purposes of this report, references to Jacobs and the "Company", "we", "us" or "our" or our management or business at any point prior to August 29, 2022 refer to JEGI, or JEGI and its consolidated subsidiaries as the predecessor to Jacobs Solutions Inc.
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
In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of our consolidated financial statements as of June 27, 2025, and for the three and nine months ended June 27, 2025.
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
Please refer to Note 2- Significant Accounting Policies of Notes to Consolidated Financial Statements included in our 2024 Form 10-K for a more complete discussion of the various items within the consolidated financial statements measured at fair value and the methods used to determine fair value. Please also refer to Note 18- Commitments and Contingencies and Derivative Financial Instruments for discussion regarding the Company's derivative instruments and Note 15- Discontinued Operations for discussion regarding the Company's investment in Amentum common shares.
The net carrying amounts of cash and cash equivalents, trade receivables and payables and short-term debt approximate fair value due to the short-term nature of these instruments. See Note 12- Borrowings for a discussion of the fair value of long-term debt.
4.    New Accounting Pronouncements
ASU 2025-03, Business Combinations, (Topic 805) and Consolidation (Topic 810): Determining the Accounting Acquirer in the Acquisition of a Variable Interest Entity, clarifies the guidance in determining the accounting acquirer in a business combination effected primarily by exchanging equity interests when the acquiree is a variable interest entity that meets the definition of a business. The standard is effective for fiscal years beginning after December 15, 2026, including interim periods within those fiscal years. Early adoption is permitted, and the standard is to be applied prospectively to acquisitions after the adoption date. ASU 2025-03 will be effective for the Company in the first quarter of fiscal 2027. The Company is evaluating the impact of this guidance on its consolidated financial statements and related disclosures.
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

JACOBS SOLUTIONS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

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

JACOBS SOLUTIONS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

The following table further disaggregates our revenue by geographic area for the three and nine months ended June 27, 2025 and June 28, 2024 (in thousands):

	Three Months Ended		Nine Months Ended
	June 27, 2025	June 28, 2024	June 27, 2025	June 28, 2024
Revenues:
United States	$1,862,762	$1,809,939	$5,471,774	$5,316,903
Europe	726,478	671,375	2,136,581	2,026,806
Canada	66,341	66,849	180,491	191,392
Asia	36,827	31,619	105,599	96,379
India	50,691	37,946	132,138	110,963
Australia and New Zealand	139,696	135,228	410,239	407,215
Middle East and Africa	148,973	130,428	438,317	391,133
Total	$3,031,768	$2,883,384	$8,875,139	$8,540,791
Contract Liabilities
Contract liabilities represent amounts billed to clients in excess of revenue recognized to date. Revenue recognized for the three and nine months ended June 27, 2025 that was previously included in the contract liability balance on September 27, 2024 was $97.0 million and $680.0 million, respectively. Revenue recognized for the three and nine months ended June 28, 2024 that was included in the contract liability balance on September 29, 2023 was $49.6 million and $487.0 million, respectively.
Remaining Performance Obligations
The Company’s remaining performance obligations as of June 27, 2025 represent a measure of the total dollar value of work to be performed on contracts awarded and in progress. The Company had approximately $15.2 billion in remaining performance obligations as of June 27, 2025. The Company expects to recognize approximately 51% of its remaining performance obligations into revenue within the next twelve months and the remaining 49% thereafter. The majority of the remaining performance obligations after the first twelve months are expected to be recognized over a four-year period.
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
The following table reconciles the denominator used to compute basic EPS to the denominator used to compute diluted EPS for the three and nine months ended June 27, 2025 and June 28, 2024 (in thousands):

JACOBS SOLUTIONS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

	Three Months Ended		Nine Months Ended
	June 27, 2025	June 28, 2024	June 27, 2025	June 28, 2024
Numerator for Basic and Diluted EPS:
Net earnings attributable to Jacobs from continuing operations	$181,234	$82,924	$175,266	$303,505
Redeemable Noncontrolling interests redemption value adjustment (See Note 16- PA Consulting Redeemable Noncontrolling Interests)	6,605	(20)	12,417	1,746
Net earnings from continuing operations allocated to common stock for EPS calculation	$187,839	$82,904	$187,683	$305,251

Net (loss) earnings from discontinued operations allocated to common stock for EPS calculation	$(1,629)	$64,010	$(8,180)	$177,152

Net earnings allocated to common stock for EPS calculation	$186,210	$146,914	$179,503	$482,403

Denominator for Basic and Diluted EPS:

Shares used for calculating basic EPS attributable to common stock	120,084	125,163	122,132	125,660

Effect of dilutive securities:
Stock compensation plans	407	453	450	553
Shares used for calculating diluted EPS attributable to common stock	120,491	125,616	122,582	126,213

Net Earnings Per Share:
Basic Net Earnings from Continuing Operations Per Share	$1.56	$0.66	$1.54	$2.43
Basic Net (Loss) Earnings from Discontinued Operations Per Share	$(0.01)	$0.51	$(0.07)	$1.41
Basic Earnings Per Share	$1.55	$1.17	$1.47	$3.84
Diluted Net Earnings from Continuing Operations Per Share	$1.56	$0.66	$1.53	$2.42
Diluted Net (Loss) Earnings from Discontinued Operations Per Share	$(0.01)	$0.51	$(0.07)	$1.40
Diluted Earnings Per Share	$1.55	$1.17	$1.46	$3.82

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
On January 30, 2025, the Company's Board of Directors authorized an incremental share repurchase program of up to $1.5 billion of the Company's common stock, to expire on January 30, 2028 (the "2025 Repurchase Authorization"). At June 27, 2025, the Company had $1.3 billion remaining under the 2025 Repurchase Authorization.

The following table summarizes repurchase activity for fiscal 2025 under the 2023 Repurchase Authorization through the third fiscal quarter of 2025:

JACOBS SOLUTIONS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

Amount Authorized (2023 Repurchase Authorization)	Average Price Per Share (1)	Total Shares Repurchased and Retired
$1,000,000,000	$133.51	3,570,275
(1)Includes commissions paid and excise tax due under the Inflation Reduction Act of 2022 and calculated at the average price per share.
The following table summarizes repurchase activity for fiscal 2025 under the 2025 Repurchase Authorization through the third fiscal quarter of 2025:

Amount Authorized (2025 Repurchase Authorization)	Average Price Per Share (1)	Total Shares Repurchased and Retired
$1,500,000,000	$124.29	1,420,821
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

Cash Dividends
On July 31, 2025, the Company’s Board of Directors declared a quarterly dividend of $0.32 per share of the Company’s common stock to be paid on September 19, 2025, to shareholders of record on the close of business on August 22, 2025. Future dividend declarations are subject to review and approval by the Company’s Board of Directors. Dividends paid through the third fiscal quarter of 2025 and the preceding fiscal year are as follows:

Declaration Date	Record Date	Payment Date	Cash Amount (per share)
April 30, 2025	May 23, 2025	June 20, 2025	$0.32
January 30, 2025	February 21, 2025	March 21, 2025	$0.32
September 26, 2024	October 25, 2024	November 22, 2024	$0.29
July 11, 2024	July 26, 2024	August 23, 2024	$0.29
May 2, 2024	May 24, 2024	June 21, 2024	$0.29
January 25, 2024	February 23, 2024	March 22, 2024	$0.29
September 28, 2023	October 27, 2023	November 9, 2023	$0.26

JACOBS SOLUTIONS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

7.    Goodwill and Intangibles
The carrying value of goodwill appearing in the accompanying Consolidated Balance Sheets at June 27, 2025 and September 27, 2024 was as follows (in thousands):

	Infrastructure & Advanced Facilities	PA Consulting	Total
Balance September 27, 2024	$3,362,760	$1,425,421	$4,788,181
Foreign currency translation adjustments and other	(4,701)	36,693	31,992
Balance June 27, 2025	$3,358,059	$1,462,114	$4,820,173
The following table provides certain information related to the Company’s acquired intangibles in the accompanying Consolidated Balance Sheets at June 27, 2025 and September 27, 2024 (in thousands):

	Customer Relationships, Contracts and Backlog	Developed Technology	Trade Names	Total
Balance September 27, 2024	$651,894	$31,515	$191,485	$874,894
Amortization	(96,007)	(8,986)	(10,953)	(115,946)
Foreign currency translation adjustments and other	8,106	7	4,080	12,193
Balance June 27, 2025	$563,993	$22,536	$184,612	$771,141
The following table presents estimated amortization expense of intangible assets for the remainder of fiscal 2025 and for the succeeding years.

Fiscal Year	(in millions)
2025	$40.0
2026	141.0
2027	111.0
2028	100.6
2029	100.6
Thereafter	277.9
Total	$771.1

JACOBS SOLUTIONS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

8.    Receivables and Contract Assets
The following table presents the components of receivables and contract assets appearing in the accompanying Consolidated Balance Sheets at June 27, 2025 and September 27, 2024, as well as certain other related information (in thousands):

	June 27, 2025	September 27, 2024
Components of receivables and contract assets:
Amounts billed, net	$1,475,699	$1,278,980
Unbilled receivables and other	1,126,147	1,132,980
Contract assets	445,306	433,492
Total receivables and contract assets, net	$3,047,152	$2,845,452
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
9.     Accumulated Other Comprehensive Income (Loss)
The following table presents the Company's roll forward of accumulated other comprehensive loss after-tax as of June 27, 2025 (in thousands):

	Change in Net Pension Obligation	Foreign Currency Translation Adjustments (1)	Gain/(Loss) on Cash Flow Hedges (2)	Total
Balance at September 27, 2024	$(370,937)	$(369,516)	$41,003	$(699,450)
Other comprehensive (loss) income	(811)	45,279	3,274	47,742
Reclassifications from accumulated other comprehensive loss	—	—	(5,932)	(5,932)
Balance at June 27, 2025	$(371,748)	$(324,237)	$38,345	$(657,640)
(1) Included in foreign currency translation adjustments were $(1.0) million and $(9.8) million in unrealized losses on long-term foreign currency denominated intercompany loans not anticipated to be settled in the foreseeable future for the nine months ended June 27, 2025 and June 28, 2024.
(2) Included in the Company’s cumulative net unrealized gains from interest rate and cross currency swaps recorded in accumulated other comprehensive loss as of June 27, 2025 were approximately $6.3 million in unrealized gains, net of taxes, which are expected to be realized in earnings during the twelve months subsequent to June 27, 2025.

JACOBS SOLUTIONS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

10.    Income Taxes

The Company’s effective tax rates from continuing operations for the three months ended June 27, 2025 and June 28, 2024 were 21.9% and 33.2%, respectively. Significant items contributing to differences between the statutory U.S. federal corporate tax rate of 21.0% and the Company's effective tax rate for the three-month period ended June 27, 2025 were U.S. state income tax expense and U.S. tax on foreign earnings. These expense items were offset by a return-to-provision income tax benefit, mainly attributable to additional research and development credits claimed on the U.S. federal tax return. The U.S state income tax and U.S. tax on foreign earnings are expected to have a continuing impact on the Company's effective tax rate for the remainder of the fiscal year.

The most significant items contributing to the difference between the statutory U.S. federal corporate tax rate of 21.0% and the Company's effective tax rate of 33.2% for the three-month period ended June 28, 2024 were related to U.S. state income tax expense, U.S. tax on foreign earnings and income tax expense related to foreign exchange gains associated with change in assertion on intercompany loans that were previously indefinitely reinvested. These expense items were partly offset by a return-to-provision income tax benefit, mainly attributable to additional research and development credits claimed on the U.S. federal tax return.

The Company’s effective tax rates from continuing operations for the nine months ended June 27, 2025 and June 28, 2024 were 45.6% and 14.9%, respectively. The most significant items contributing to the difference between the statutory U.S. federal corporate tax rate of 21.0% and the Company's effective tax rate for the nine-month period ended June 27, 2025 were related to $63.1 million in unfavorable tax impacts associated with the non-deductibility of losses from the Company's investment in Amentum stock, as well as U.S. state income tax expense and U.S. tax on foreign earnings. These expense items were partly offset by a return-to-provision income tax benefit mainly attributable to additional research and development credits claimed on the U.S. federal tax return. The U.S state income tax and U.S. tax on foreign earnings are expected to have a continuing impact on the Company's effective tax rate for the remainder of the fiscal year.

The most significant item contributing to the difference between the statutory U.S. federal corporate tax rate of 21.0% and the Company's effective tax rate of 14.9% for the nine-month period ended June 28, 2024 were related to the election to treat an Australian subsidiary as a corporation versus a partnership for U.S. tax purposes, which resulted in the derecognition of a deferred tax liability and yielded a discrete income tax benefit of $61.6 million as the Company asserted that a component of the investment will be indefinitely reinvested. This benefit was partly offset by U.S. state income tax expense, U.S. tax on foreign earnings and income tax related to foreign exchange gains associated with change in assertion on intercompany loans that were previously indefinitely reinvested.

On July 4, 2025, H.R. 1, also referred to as the “One Big Beautiful Bill Act” (“OBBBA”), was enacted in the U.S. The OBBBA includes significant provisions, such as the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act (“TCJA”), modifications to the international tax framework and pre-TCJA treatment for certain business provisions. ASC 740, Income Taxes, requires the effects of changes in tax rates and laws on deferred tax balances to be recognized in the period in which the legislation is enacted. The OBBBA has multiple effective dates, with certain provisions effective in 2025 and others implemented through 2027. The Company is currently assessing its impact on the consolidated financial statements which will be recorded during the fourth quarter of fiscal 2025.

In December 2021, the Organization for Economic Cooperation and Development ("OECD") released the Pillar Two Model Rules (also referred to as the global minimum tax or Global Anti-Base Erosion "GloBE" rules), which were designed to ensure large multinational enterprises pay a minimum 15 percent level of tax on the income arising in each jurisdiction in which they operate. Several jurisdictions in which we operate have enacted these rules, which were effective for the first quarter of the fiscal year ending September 26, 2025. The Company is continually monitoring developments and evaluating the potential impacts. At this time, implementation of these rules has not generated a material impact on consolidated income taxes.

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

JACOBS SOLUTIONS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

11.    Joint Ventures, VIEs and Other Investments
For the Company's consolidated variable interest entities ("VIE") joint ventures, the carrying value of assets and liabilities was $157.2 million and $132.9 million, respectively, as of June 27, 2025 and $161.9 million and $122.7 million, respectively, as of September 27, 2024. There are no consolidated VIEs that have debt or credit facilities.
For the Company's proportionate consolidated VIEs, the carrying value of assets and liabilities was $141.0 million and $129.0 million, respectively, as of June 27, 2025, and $138.8 million and $138.0 million, respectively, as of September 27, 2024.
The carrying values of our investments in equity method joint ventures in the Consolidated Balance Sheets (reported in Other Noncurrent Assets: Miscellaneous) as of June 27, 2025 and September 27, 2024 were $36.4 million and $36.6 million, respectively. Additionally, income from equity method joint ventures (reported in Revenue) was $2.6 million and $2.1 million, respectively, during the three months ended June 27, 2025 and June 28, 2024, with $6.1 million and $8.6 million, respectively, for the corresponding nine-month periods. As of June 27, 2025, the Company's equity method investment carrying values do not include material amounts exceeding their share of the respective joint ventures' reported net assets.
Accounts receivable from unconsolidated joint ventures accounted for under the equity method was $14.7 million and $12.3 million as of June 27, 2025 and September 27, 2024, respectively.
12.    Borrowings
At June 27, 2025 and September 27, 2024, long-term debt consisted of the following (principal amounts in thousands):

	Interest Rate	Maturity	June 27, 2025	September 27, 2024
Revolving Credit Facility	Benchmark + applicable margin (1)	February 2028	$655,000	$140,000
2021 Term Loan Facility - USD Portion	Benchmark + applicable margin (2)	February 2026	—	120,000
2021 Term Loan Facility - GBP Portion	Benchmark + applicable margin (2)	September 2025	—	870,415
2025 Term Loan Facility - USD Portion	Benchmark + applicable margin (3)	March 2027	200,000	—
2025 Term Loan Facility - GBP Portion	Benchmark + applicable margin (3)	March 2027	562,971	—
Fixed-rate:
5.9% Bonds, due 2033	5.9% (4)	March 2033	500,000	500,000
6.35% Bonds, due 2028	6.35%	August 2028	600,000	600,000

Less: Current Portion (5)			—	(870,415)
Less: Deferred Financing Fees			(9,279)	(11,406)
Total Long-term debt, net			$2,508,692	$1,348,594
(1)The U.S. dollar denominated borrowings under the Revolving Credit Facility bear interest at either a SOFR rate plus a margin of between 0.975% and 1.725% or a base rate plus a margin of between 0% and 0.625% depending on the Company’s Consolidated Leverage Ratio or Debt Rating (each as defined in the Revolving Credit Facility (defined below)). The interest rate under the Revolving Credit Agreement also incorporates a modest sustainability-linked pricing adjustment, which resulted in a favorable interest rate adjustment to the Company in February 2025. The applicable SOFR rates, including applicable margins, at June 27, 2025 and September 27, 2024 were approximately 5.49% and 6.64%. Borrowings denominated in British pounds bear interest at an adjusted SONIA rate plus a margin of between 0.908% and 1.658%. There were no amounts drawn in British pounds as of June 27, 2025.

JACOBS SOLUTIONS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

(2)The U.S. dollar denominated borrowings under the 2021 Term Loan Facility bear interest at either a SOFR rate plus a margin of between 0.975% and 1.725% or a base rate plus a margin of between 0% and 0.625% depending on the Company’s Consolidated Leverage Ratio or Debt Rating (each as defined in the Amended and Restated Term Loan Agreement (defined below)). The applicable SOFR rate, including applicable margins, for borrowings denominated in U.S. dollars at September 27, 2024 was approximately 6.52%. Borrowings denominated in British pounds bear interest at an adjusted SONIA rate plus a margin of between 0.908% and 1.658%, which was approximately 6.23% at September 27, 2024.
(3)Borrowings under the 2025 Term Loan Facility will bear interest at either a SONIA rate or term SOFR rate plus a margin of between 0.975% and 1.60% or a base rate plus a margin of between 0% and 0.50% depending on the Company’s Consolidated Leverage Ratio. The applicable SOFR and SONIA rates, including applicable margins, at June 27, 2025 were approximately 5.43% for borrowings denominated in U.S. dollars and 5.22% for borrowings denominated in British pounds.
(4)The interest rate payable on the 5.90% Bonds (as defined below) may be increased by an additional 12.5 basis points on each of September 1, 2028 and September 1, 2030, based on whether or not the Company achieves the key performance indicators set forth in the First Supplemental Indenture (as defined below). Each key performance indicator is independent of the other. Therefore, we may achieve one, both, or neither.
(5)Balance as of September 27, 2024 is associated with the September 1, 2025 scheduled maturity of the 2021 Term Loan Facility, which was reclassified from long-term debt in September 2024 and subsequently extinguished before March 28, 2025.
We believe the carrying values of the Revolving Credit Facility and the 2025 Term Loan Facility approximates fair value based on the interest rates and scheduled maturities applicable to the outstanding borrowings. At June 27, 2025, the fair value of the 5.90% Bonds and the 6.35% bonds is estimated to be $516.3 million and $627.3 million, respectively, based on Level 2 inputs. The fair value is determined by discounting future cash flows using interest rates available for issuances with similar terms and average maturities.
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
We were in compliance with the covenants under the Revolving Credit Facility and 2025 Term Loan Facility at June 27, 2025.

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

JACOBS SOLUTIONS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

The Company issued $0.3 million in letters of credit under the Revolving Credit Facility, leaving $1.59 billion of available borrowing capacity under the Revolving Credit Facility at June 27, 2025. In addition, the Company had issued $229.5 million under various separate, committed and uncommitted letter-of-credit facilities for total issued letters of credit of $229.8 million at June 27, 2025.
13.    Leases
The components of lease expense (reflected in selling, general and administrative expenses ("SG&A")) for the three and nine months ended June 27, 2025 and June 28, 2024 were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	June 27, 2025	June 28, 2024	June 27, 2025	June 28, 2024
Lease expense
Operating lease expense	$27,328	$26,914	$82,389	$84,362
Variable lease expense	7,827	8,090	23,596	25,379
Sublease income	(4,233)	(4,831)	(14,885)	(14,257)
Total lease expense	$30,922	$30,173	$91,100	$95,484
Supplemental information related to the Company's leases for the nine months ended June 27, 2025 and June 28, 2024 was as follows (in thousands):

	Nine Months Ended
	June 27, 2025	June 28, 2024
Cash paid for amounts included in the measurements of lease liabilities	$111,809	$113,916
Right-of-use assets obtained in exchange for new operating lease liabilities	$62,954	$30,871
Weighted average remaining lease term - operating leases	5.7 years	5.7 years
Weighted average discount rate - operating leases	3.9%	3.6%
Total remaining lease payments under the Company's leases for the remainder of fiscal 2025 and for the succeeding years are as follows (in thousands):

Fiscal Year	Operating Leases
2025	$35,544
2026	125,540
2027	104,967
2028	86,276
2029	65,223
Thereafter	133,327
550,877
Less Interest	(55,291)
$495,586

JACOBS SOLUTIONS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

14.    Pension and Other Postretirement Benefit Plans
The following table presents the components of net periodic pension benefit expense recognized in earnings during the three and nine months ended June 27, 2025 and June 28, 2024 (in thousands):

	Three Months Ended		Nine Months Ended
	June 27, 2025	June 28, 2024	June 27, 2025	June 28, 2024
Component:
Service cost	$2,499	$2,261	$7,494	$6,783
Interest cost	21,571	21,560	62,657	64,680
Expected return on plan assets	(26,149)	(23,726)	(75,877)	(71,178)
Amortization of previously unrecognized items	3,181	1,949	9,228	5,847
Total net periodic pension benefit expense recognized	$1,102	$2,044	$3,502	$6,132
The service cost component of net periodic pension benefit is presented in the same line item as other compensation costs (direct cost of contracts and selling, general and administrative expenses) and the other components of net periodic pension expense are presented in miscellaneous income (expense), net on the Consolidated Statements of Earnings.
The following table presents certain information regarding the Company’s cash contributions to our pension plans for fiscal 2025 (in thousands):

Cash contributions made during the first nine months of fiscal 2025	$35,785
Cash contributions projected for the remainder of fiscal 2025	1,506
Total	$37,291

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

Summarized Financial Information of Discontinued Operations
    The following table represents earnings from discontinued operations, net of tax (in thousands):

	Three Months Ended		Nine Months Ended
	June 27, 2025	June 28, 2024	June 27, 2025	June 28, 2024
Revenues	$(3,197)	$1,348,196	$(3,200)	$4,119,108
Direct cost of contracts	3	(1,152,358)	—	(3,544,808)
Gross (loss) profit	(3,194)	195,838	(3,200)	574,300
Selling, general and administrative expense	(518)	(106,360)	(7,549)	(325,013)
Operating (Loss) Profit	(3,712)	89,478	(10,749)	249,287
Other income, net	—	207	—	521
(Loss) Earnings Before Taxes from Discontinued Operations	(3,712)	89,685	(10,749)	249,808
Income Tax Benefit (Expense)	1,627	(22,467)	2,102	(61,718)
Net (Loss) Earnings of the Group from Discontinued Operations	(2,085)	67,218	(8,647)	188,090
Net Earnings Attributable to Noncontrolling Interests from Discontinued Operations	—	(3,693)	—	(10,080)
Net (Loss) Earnings Attributable to Jacobs from Discontinued Operations (1)	$(2,085)	$63,525	$(8,647)	$178,010
(1)Changes year-over-year were primarily driven by prior year operating results of the SpinCo Business, which were divested and therefore are no longer in Company's financial results in fiscal year 2025.
Notable components included in our Consolidated Statements of Cash Flows for these discontinued operations are as follows (in thousands):

	Three Months Ended		For the Nine Months Ended
	June 27, 2025	June 28, 2024	June 27, 2025	June 28, 2024
Depreciation and amortization:
Property, equipment and improvements	$—	$4,446	$—	$12,237
Intangible assets	$—	$14,217	$—	$42,574
Deferred income taxes	$2,404	$3,843	$2,404	$(3,694)
Additions to property and equipment	$—	$(4,007)	$—	$(9,677)
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

JACOBS SOLUTIONS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

In February 2025, in connection with the determination of SpinCo’s fiscal year 2024 performance against certain agreed upon milestones and ensuing escrow share settlement proceedings (the “Post-Closing Additional Merger Consideration Adjustment”), the parties agreed that Jacobs was entitled to receive at least an additional 1.2 million shares held in escrow, which were then released to Jacobs. Subsequently, on March 13, 2025, Jacobs completed the Equity-for-Debt Transaction (see Note 12- Borrowings for additional information). After giving effect to the above transactions, the Company's remaining investment in Amentum represented the 9.7 million shares remaining in escrow.
Further, on April 7, 2025, the parties agreed to a final determination of the Post-Closing Additional Merger Consideration Adjustment, pursuant to which Jacobs became entitled to receive approximately 7.3 million Amentum shares from the remaining 9.7 million shares held in escrow mentioned above, and former Amentum equity sponsors became entitled to receive the remainder of approximately 2.4 million shares. The finalization of the shares deemed owed to the former Amentum equity sponsors resulted in approximately $21.9 million in charges to Miscellaneous Expense in the Company's Consolidated Statement of Earnings in the second fiscal quarter of 2025. These shares were subsequently released to the respective parties during the current quarter.
Finally, on April 30, 2025, the Jacobs Board of Directors declared a dividend in kind to distribute the remaining 7.3 million shares of Amentum's stock to Jacobs’ shareholders of record as of May 16, 2025, which were distributed on a pro rata basis on May 30, 2025, resulting in an impact on retained earnings as shown on the Company's Consolidated Statements of Shareholders' Equity for the three and nine months ended June 27, 2025. Following the distribution, the Company no longer owns any shares of Amentum common stock.
The Company reported $27.4 million in net mark-to-market gains and other related transactions and $227.3 million in fair value mark-to-market and other related charges associated with the investment in Amentum shares for the three and nine month periods ending June 27, 2025, respectively, which was included in Miscellaneous Income (Expense), net as reported in Other Income (Expense) in the Company’s Consolidated Statement of Earnings.
Transition Services Agreement
Upon closing of the Separation Transaction, the Company entered into a Transition Services Agreement (the "TSA") with Amentum pursuant to which the Company, on an interim basis, will provide various services to Amentum including corporate, information technology, and project services. The initial term of the TSA began immediately following the closing of the transaction on September 27, 2024 and expires in September 2025, unless the parties agree to an extension. Pursuant to the terms of the TSA, the Company will receive payments for the interim services. Since inception of the TSA agreement, the Company has recognized costs recorded in SG&A expense incurred to perform the TSA, offset by $9.8 million and $31.5 million in TSA related income for such services that is reported in miscellaneous income (expense) for the three and nine month periods ended June 27, 2025.
Sale of Energy, Chemicals and Resources ("ECR") Business
On April 26, 2019, Jacobs completed the sale of its Energy, Chemicals and Resources ("ECR") business to Worley Limited, a company incorporated in Australia ("Worley"), for a purchase price of $3.4 billion consisting of (i) $2.8 billion in cash plus (ii) $58.2 million ordinary shares of Worley, subject to adjustments for changes in working capital and certain other items. For the three and nine month periods ended June 27, 2025, $0.5 million was reported in Net Earnings Attributable to Jacobs from Discontinued Operations on the Consolidated Statement of Earnings related to ECR, as compared to $0.5 million and $(0.9) million for the corresponding periods last year.

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
During the nine months ended June 27, 2025 and June 28, 2024, PA Consulting repurchased certain shares of the redeemable noncontrolling interest holders for cash amounts of $8.5 million and $41.8 million, respectively. Additionally, during the nine months ended June 28, 2024, PA Consulting issued certain shares of redeemable noncontrolling interest holders for cash amounts of $19.8 million. The difference between the cash purchase prices and the recorded book values of these repurchased and issued interests was recorded in the Company’s consolidated retained earnings. The Company held approximately 71% and 70% of the outstanding ownership of PA Consulting as of June 27, 2025 and September 27, 2024, respectively.
During the nine months ended June 27, 2025, there was a $0.10 increase in earnings per share resulting from adjustments to the redeemable noncontrolling interests to reflect the reduction of the excess in the redemption values over fair values of the B common shares component of the redeemable equity. During the nine months ended June 28, 2024, there was a $0.01 increase in earnings per share resulting from redemption value adjustments associated with redeemable noncontrolling interests preference share repurchase and reissuance activities that were recorded.
The changes above had no impact on the Company’s overall results of operations, financial position or cash flows. See Note 6- Earnings Per Share and Certain Related Information for more information.
Changes in the redeemable noncontrolling interests during the nine months ended June 27, 2025 are as follows (in thousands):

Balance at September 27, 2024	$820,182
Accrued Preferred Dividend to Preference Shareholders	59,792
Attribution of Preferred Dividend to Common Shareholders	(59,792)
Net earnings attributable to redeemable noncontrolling interests to Common Shareholders	18,539
Redeemable Noncontrolling interests redemption value adjustment	68,031
Repurchase of redeemable noncontrolling interests	(11,003)
Cumulative translation adjustments and other	12,603
Balance at June 27, 2025	$908,352
In addition, certain employees and non-employees of PA Consulting are eligible to receive equity-based incentive grants since the March 2, 2021 original investment date. Under the terms of the applicable agreements, these grants have reached vested status on a tranche basis of approximately 40% through June 2025, with the remaining 60% anticipated to vest and result in associated expense recognition upon a liquidity event, as defined in the applicable agreements, which is expected to take place in 2026. The Company has accrued cumulative expenses associated with the vested grants in the amounts of $50.6 million and $28.4 million reported in Other deferred liabilities in our Consolidated Balance Sheets as of June 27, 2025 and September 27, 2024, respectively. Also, during the nine months ended June 27, 2025 and June 28, 2024, the Company has recorded $20.6 million and $11.5 million, respectively, in expenses associated with the vesting of these grants, which is reflected in selling, general and administrative expenses in the Consolidated Statements of Earnings.
The Company's investment in PA Consulting includes $2.7 million and $2.1 million at June 27, 2025 and September 27, 2024, respectively, in cash that is restricted from general use and is reflected in Prepaid expenses and other in the Company's Consolidated Balance Sheets.

JACOBS SOLUTIONS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

17.    Restructuring and Other Charges
During fiscal 2023, the Company implemented restructuring and separation initiatives relating to the Separation Transaction which continued through fiscal years 2024 and 2025 year to date and are expected to be substantially completed by the end of calendar year 2025. Restructuring initiatives were also implemented during fiscal 2023 relating to our investment in PA Consulting, which is substantially completed. While restructuring activities for each of these programs are comprised mainly of employee termination costs, the separation activities and costs are primarily related to the engagement of outside services, dedicated internal personnel and other related costs dedicated to the Separation Transaction.
Collectively, the above-mentioned restructuring activities are referred to as “Restructuring and other charges.”
The following table summarizes the impacts of the Restructuring and other charges by operating segment for the three and nine months ended June 27, 2025 and June 28, 2024 (in thousands):

	Three Months Ended		Nine Months Ended
	June 27, 2025	June 28, 2024	June 27, 2025	June 28, 2024
Infrastructure & Advanced Facilities	$22,254	$50,770	$47,398	$120,327
PA Consulting	—	3,201	259	7,360
Total (1)	$22,254	$53,971	$47,657	$127,687

(1)The three and nine months ended June 27, 2025 and June 28, 2024 included approximately $22.0 million and $47.1 million, respectively, and $50.8 million and $120.3 million, respectively, in restructuring and other charges relating to the Separation Transaction (primarily professional services and employee separation costs), which were included in operating profit in the Company's Consolidated Statement of Earnings (mainly in SG&A).
The activity in the Company’s accruals for Restructuring and other charges for the nine months ended June 27, 2025 is as follows (in thousands):

Balance at September 27, 2024	$44,935
Net Charges (Credits)	47,657
Payments and other	(72,701)
Balance at June 27, 2025	$19,891
The following table summarizes the Restructuring and other charges by major type of costs for the three and nine months ended June 27, 2025 and June 28, 2024 (in thousands):

	Three Months Ended		Nine Months Ended
	June 27, 2025	June 28, 2024	June 27, 2025	June 28, 2024
Lease Abandonments and Impairments	$—	$—	$—	$49
Terminations	15,556	22,304	20,444	44,211
Outside Services (1)	6,684	27,906	23,052	71,198
Other (2)	14	3,761	4,161	12,229
Total	$22,254	$53,971	$47,657	$127,687
(1) Amounts in the three and nine months ended June 27, 2025 and June 28, 2024 are mainly comprised of professional services relating to the Separation Transaction.
(2) Amounts in the three and nine months ended June 27, 2025 and June 28, 2024 are comprised of charges relating to the Separation Transaction.

JACOBS SOLUTIONS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

Cumulative amounts incurred to date for restructuring and other programs that were active as of June 27, 2025 by each major type of cost are as follows (in thousands):

Terminations	$99,732
Outside Services	156,868
Other (1)	61
Total	$256,661
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
During fiscal 2022, the Company entered into two treasury lock agreements with a total notional value of $500.0 million to manage its interest rate exposure to the anticipated issuance of fixed rate debt before December 2023. On February 13, 2023, the Company settled these treasury lock agreements and issued the 5.90% Bonds in the aggregate principal amount of $500.0 million, which resulted in the receipt of cash and a pre-tax gain of $37.4 million, which is being amortized to interest expense and recognized over the term of the 5.90% Bonds. See Note 12- Borrowings for further discussion relating to the terms of the 5.90% Bonds. The unrealized net gain on these instruments was $21.6 million and $23.6 million, net of tax, and is included in accumulated other comprehensive income as of June 27, 2025 and September 27, 2024, respectively.
In fiscal 2020 we entered into interest rate swap agreements to manage the interest rate exposure on our variable rate loans. By entering into the swap agreements, the Company converted the variable rate based liabilities into fixed rate liabilities for a period of five to ten years. During the fiscal 2023 transition from LIBOR to SOFR, the terms of the swaps were amended accordingly and remained designated as cash-flow hedges in accordance with ASC 815, Derivatives and Hedging. As of June 27, 2025 and September 27, 2024, the Company has one ten-year outstanding instrument with a notional value of $200.0 million.
The fair value of the interest rate swap at June 27, 2025 and September 27, 2024 was $22.0 million and $23.0 million, respectively, included within miscellaneous other assets on the Consolidated Balance Sheet. The unrealized net gain on the interest rate swap as of June 27, 2025 and September 27, 2024 was $16.8 million and $17.4 million, respectively, net of tax, and was included in accumulated other comprehensive income.
Additionally, the Company held foreign exchange forward contracts in currencies that support our operations, including British Pound, Australian Dollar and other currencies, with notional values of $1.08 billion at June 27, 2025 and $827.3 million at September 27, 2024. The length of these contracts currently ranges from one to six months. The fair value of the foreign exchange contracts at June 27, 2025 was $15.3 million, of which $17.0 million is included within current assets and $(1.7) million is included within current liabilities on the Consolidated Balance Sheet as of June 27, 2025. The fair value of the contracts as of September 27, 2024 was $15.3 million, of which $15.8 million is included within current assets and $(0.5) million is included within current liabilities on the Consolidated Balance Sheet as of September 27, 2024. Associated income statement impacts are included in miscellaneous income (expense) in the Consolidated Statements of Earnings for both periods.
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
At June 27, 2025 and September 27, 2024, the Company had issued and outstanding approximately $229.8 million and $306.2 million, respectively, in LOCs and $2.7 billion and $2.3 billion, respectively, in surety bonds.
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

	For the Three Months Ended		For the Nine Months Ended
	June 27, 2025	June 28, 2024	June 27, 2025	June 28, 2024
Revenues from External Customers:
Infrastructure & Advanced Facilities (1)	$2,699,062	$2,595,113	$7,928,023	$7,652,552
PA Consulting	332,706	288,271	947,116	888,239
Total	$3,031,768	$2,883,384	$8,875,139	$8,540,791

	For the Three Months Ended		For the Nine Months Ended
	June 27, 2025	June 28, 2024	June 27, 2025	June 28, 2024
Segment Operating Profit:
Infrastructure & Advanced Facilities (1)	$235,975	$208,171	$649,514	$579,659
PA Consulting	72,418	62,889	206,502	177,513
Total Segment Operating Profit	308,393	271,060	856,016	757,172
Restructuring, Transaction and Other Charges (2)	(34,134)	(61,762)	(87,991)	(147,223)
Amortization of Intangible Assets	(39,245)	(38,312)	(115,946)	(113,718)
Total U.S. GAAP Operating Profit	235,014	170,986	652,079	496,231
Total Other Income (Expense), net (3)	10,090	(34,521)	(298,006)	(112,551)
Earnings from Continuing Operations Before Taxes	$245,104	$136,465	$354,073	$383,680

(1)
The nine months ended June 27, 2025 I&AF revenue and operating profit were impacted by a reserve in connection with an unfavorable interim ruling against a consolidated joint venture in which the Company holds a 50% interest (the "Consolidated JV Matter"), with the noncontrolling partner’s share included in noncontrolling interests in the Consolidated Statements of Earnings for the respective period.

(2)
The three and nine months ended June 27, 2025 and June 28, 2024 included $22.0 million and $47.1 million, respectively, and $50.8 million and $120.3 million, respectively, in restructuring and other charges relating to the Separation Transaction (primarily professional services and employee separation costs), as well as certain subsidiary level compensation based agreements. The three and nine months ended June 27, 2025 included approximately $4.7 million and $20.9 million, respectively, in charges associated with the Company's TSA with Amentum.

(3)
The three and nine months ended June 27, 2025 included gains of $27.4 million and losses of $227.3 million, respectively, mainly related to mark-to-market adjustments and other related charges associated with our investment in Amentum stock in connection with the Separation Transaction, as well as $9.8 million and $31.5 million, respectively, in income associated with the Company's TSA with Amentum (see Note 15- Discontinued Operations). The nine months ended June 27, 2025 included $20.5 million in discounts and expenses associated with the Equity-for-Debt Transaction (see Note 12- Borrowings and Note 15- Discontinued Operations).

See also the further description of results of operations for our operating segments in Item 2- Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Item 2.        Management’s Discussion and Analysis of Financial Condition and Results of Operations.
General
The purpose of this Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is to provide a narrative analysis explaining the reasons for material changes in the Company’s (i) financial condition from the most recent fiscal year-end to June 27, 2025 and (ii) results of operations during the current fiscal period(s) as compared to the corresponding period(s) of the preceding fiscal year. In order to better understand such changes, readers of this MD&A should also read:
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
•legislative changes, including potential changes to the amounts provided for under the Infrastructure Investment and Jobs Act, as well as other legislation and executive orders related to governmental spending, including any directive to federal agencies to reduce federal spending or the size of the federal workforce, and changes in U.S. or foreign tax laws, including the OBBBA, statutes, rules, regulations or ordinances, including the impact of, and changes to, tariffs and retaliatory tariffs or trade policies that may adversely impact our future financial position or results of operations;
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
Business Overview
At Jacobs, our values and our brand promise — Challenging today. Reinventing tomorrow — drive us to deliver innovative solutions and sustainable outcomes for the world’s most complex challenges.
With a global team of almost 45,000, we provide end-to-end services across advanced manufacturing, cities & places, energy, environmental, life sciences, transportation and water markets. From advisory and consulting to feasibility, planning, design, program and lifecycle management, we help create a more connected and sustainable world.
We address critical global issues — from water scarcity and aging infrastructure to access to life-saving therapies and cyber resilience — by channeling our creativity, agility and domain expertise to deliver value for our clients and society.
Over the past seven years, Jacobs has transformed into a science-based consulting and advisory leader, focused on delivering resilient, digitally enabled solutions for some of the world’s most complex sustainability, critical infrastructure and advanced manufacturing challenges. Strategic acquisitions — including a 65% stake in PA Consulting Group Limited ("PA Consulting"), as well as BlackLynx and StreetLight — have strengthened our capabilities in high-value critical infrastructure and technology-enabled solutions.
In February 2025, we announced our multi-year growth strategy, Challenge Accepted, accelerating our evolution into a more focused, high-performing business. Aligned with our long-term financial framework, this strategy positions us to drive profitable growth and deliver scalable, end-to-end solutions across Water and Environmental, Life Sciences and Advanced Manufacturing, and Critical Infrastructure.
As global challenges like urbanization, infrastructure modernization, digital evolution and environmental resilience grow more complex, our integrated delivery model brings together the full strength of our capabilities across all our markets. This synergy enables us to deliver rapid, large-scale outcomes meeting evolving client needs and advancing our mission to build a more resilient, sustainable future.

Data and Digital Solutions
We harness our data and digital capabilities, products and tools to help clients operate more efficiently, safely and intelligently. We invest in cutting-edge digital, data and AI solutions that empower our clients' decision-making across the entire asset lifecycle — from capital planning and operations to cybersecurity and operational technology. Our solutions span data analytics and insights, digital architecture, advisory and transformation, software development, and cybersecurity and operational technology.
These capabilities drive greater efficiency, resilience and sustainability — enabling clients to unlock the value of their data and digital infrastructure.
Consulting and Advisory
Through our strategic partnership with PA Consulting, we are expanding our position in high-end advisory services and deploying our collective strengths to create significant opportunities for our clients to adapt, innovate and transform. Together, we deliver end-to-end support across the full project lifecycle, from early-stage strategy to implementation. Our collaborative approach enables clients to tackle complex challenges, accelerate sustainable growth and shape a smarter, more resilient future.

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
Infrastructure & Advanced Facilities (I&AF)
Jacobs' Infrastructure & Advanced Facilities line of business provides end-to-end solutions for our clients’ most complex challenges related to energy security, environmental resilience, safe and reliable transportation, buildings and infrastructure, integrated water management and biopharmaceutical manufacturing. In doing so, we combine deep experience in Water & Environmental, Life Sciences & Advanced Manufacturing and Critical Infrastructure. Our core skills revolve around consulting, planning, architecture, design, engineering, infrastructure delivery services including project, program and construction management and long-term operation of facilities. Solutions are delivered as standalone professional service engagements, comprehensive program management partnerships, and selective progressive design-build and construction management at-risk delivery services. Increasingly, we use data science and technology-enabled expertise to deliver positive and enduring outcomes for our clients and communities.

We serve national, state and local government clients across multiple regions — including the U.S., U.K., Europe, the Middle East and Asia Pacific — and multinational and local private sector organizations globally.
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
Collectively, the Company also deploys the combined strengths of Jacobs and PA Consulting to unlock significant opportunities for our clients worldwide. In the U.S., we are working with Dallas Fort Worth International Airport to drive operational efficiencies through the use of AI as part of their digital transformation initiative. We're also contributing to the Frederick Douglass Tunnel program — one of the nation's largest transportation infrastructure investments. In England, we provide engineering, technical advice and innovation services to National Highways. We’re building an AI blueprint for Hertfordshire County Council, one of England’s largest councils. We're also delivering technical project management for the U.K. Department for Energy Security & Net Zero’s Carbon Capture, Usage and Storage program, a cornerstone of the U.K.’s net-zero ambitions.
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

Prior to the Separation Transaction, Jacobs’ Critical Mission Solutions line of business provided a full spectrum of solutions for clients to address evolving challenges like digital transformation and modernization, national security and defense, space exploration, digital asset management, the clean energy transition, and nuclear decommissioning and cleanup. Clients included government agencies, as well as private sector clients mainly in the aerospace, automotive, motorsports, energy and telecom sectors. Prior to the Separation Transaction, the DVS business unit served as the core foundation for developing and delivering innovative, next-generation cloud, cyber, data and digital technologies. DVS clients included government agencies and commercial clients in the U.S. and international markets. Certain portions of the DVS business were retained and are now part of I&AF, which include advising digital strategy and transformation and developing digital solutions that facilitate capital, operational and cybersecurity decisions for our clients across our segments and their markets.

Results of Operations for the three and nine months ended June 27, 2025 and June 28, 2024
(in thousands, except per share information)

	For the Three Months Ended		For the Nine Months Ended
	June 27, 2025	June 28, 2024	June 27, 2025	June 28, 2024
Revenues	$3,031,768	$2,883,384	$8,875,139	$8,540,791
Direct cost of contracts	(2,273,358)	(2,162,442)	(6,657,118)	(6,443,156)
Gross profit	758,410	720,942	2,218,021	2,097,635
Selling, general and administrative expenses	(523,396)	(549,956)	(1,565,942)	(1,601,404)
Operating Profit	235,014	170,986	652,079	496,231
Other Income (Expense):
Interest income	8,297	9,718	27,478	25,939
Interest expense	(37,051)	(45,789)	(110,451)	(133,372)
Loss on extinguishment of debt	—	—	(20,510)	—
Miscellaneous income (expense), net	38,844	1,550	(194,523)	(5,118)
Total other income (expense), net	10,090	(34,521)	(298,006)	(112,551)
Earnings from Continuing Operations Before Taxes	245,104	136,465	354,073	383,680
Income Tax Expense from Continuing Operations	(53,752)	(45,272)	(161,477)	(57,026)
Net Earnings of the Group from Continuing Operations	191,352	91,193	192,596	326,654
Net (Loss) Earnings of the Group from Discontinued Operations, net of tax	(1,629)	67,703	(8,180)	187,232
Net Earnings of the Group	189,723	158,896	184,416	513,886
Net (Earnings) Loss Attributable to Noncontrolling Interests from Continuing Operations	(4,442)	(4,858)	1,209	(13,037)
Net Earnings Attributable to Redeemable Noncontrolling Interests	(5,676)	(3,411)	(18,539)	(10,112)
Net Earnings Attributable to Jacobs from Continuing Operations	181,234	82,924	175,266	303,505
Net Earnings Attributable to Noncontrolling Interests from Discontinued Operations	—	(3,693)	—	(10,080)
Net (Loss) Earnings Attributable to Jacobs from Discontinued Operations	(1,629)	64,010	(8,180)	177,152
Net Earnings Attributable to Jacobs	$179,605	$146,934	$167,086	$480,657
Net Earnings Per Share:
Basic Net Earnings from Continuing Operations Per Share	$1.56	$0.66	$1.54	$2.43
Basic Net (Loss) Earnings from Discontinued Operations Per Share	$(0.01)	$0.51	$(0.07)	$1.41
Basic Earnings Per Share	$1.55	$1.17	$1.47	$3.84

Diluted Net Earnings from Continuing Operations Per Share	$1.56	$0.66	$1.53	$2.42
Diluted Net (Loss) Earnings from Discontinued Operations Per Share	$(0.01)	$0.51	$(0.07)	$1.40
Diluted Earnings Per Share	$1.55	$1.17	$1.46	$3.82

Overview – Three and Nine Month Periods Ended June 27, 2025
Net earnings attributable to the Company from continuing operations for the third fiscal quarter of 2025 were $181.2 million (or $1.56 per diluted share), an increase of $98.3 million, from net earnings of $82.9 million (or $0.66 per diluted share) for the corresponding period last year. Gross profit increased by $37.5 million for the third fiscal quarter of 2025 compared to the fiscal 2024 period primarily driven by stronger performance in our I&AF operating segment, specifically in the Europe, Energy & Power and Americas businesses, as well as growth in our PA Consulting business. Reported net earnings for the third fiscal quarter of 2025 were also favorably impacted by a decrease in pre-tax Restructuring and other charges and transaction costs of $28.7 million reported in Selling, general & administrative ("SG&A") expenses compared to the fiscal 2024 period associated with expenses incurred relating to the Separation Transaction (mainly professional services and employee separation costs), as well as favorable comparative results in Other income (expense), net for the current quarter of $44.6 million, offset by higher income tax expense of $8.5 million year over year for the third fiscal quarter of 2025. Included in the Company’s Other income (expense), net for the third fiscal quarter of 2025 were $27.4 million in pre-tax fair value gains associated with our investment in Amentum stock after finalization of the Separation Transaction, as well as $9.8 million in income from the Transition Services Agreement (the "TSA") with Amentum associated with the Separation Transaction (see Note 15- Discontinued Operations) and comparatively lower year over year net interest expense of $7.3 million.
Net loss attributable to the Company from discontinued operations for the third fiscal quarter of 2025 was $(1.6) million (or $(0.01) per diluted share), a decrease of $65.6 million, from net earnings of $64.0 million (or $0.51 per diluted share) for the corresponding period last year. The change year-over-year was primarily driven by prior year operating results of the SpinCo Business which were divested on September 27, 2024 and therefore are no longer in Company's financial results in fiscal year 2025. See Note 15- Discontinued Operations.
For the nine months ended June 27, 2025, net earnings attributable to the Company from continuing operations was $175.3 million (or $1.53 per diluted share), a decrease of $128.2 million, from net earnings of $303.5 million (or $2.42 per diluted share) for the corresponding period last year. Our reported net earnings for the nine months ended June 27, 2025 were favorably impacted by higher gross profit of $120.4 million year over year primarily driven by stronger performance in our I&AF operating segment, specifically in the Advanced Facilities, Europe and Asia, Pacific and Middle East (APME) businesses, as well as growth in our PA Consulting business and a decrease in pre-tax Restructuring and other charges and transaction costs of $73.1 million reported in SG&A expenses associated with expenses incurred relating to the Separation Transaction (mainly professional services and employee separation costs), which are discussed in Note 17- Restructuring and Other Charges, offset in part by $20.9 million in SG&A expenses associated with the TSA with Amentum and year over year increases in underlying personnel costs and other department spend. While current year results reflected higher year-over-year underlying operating profit, the Company’s results from continuing operations for the nine months ended June 27, 2025 were impacted by unfavorable reductions in Other income (expense), net of $185.5 million and higher income tax expense of $104.5 million, with the unfavorable impacts in Other income (expense), net due mainly to $227.3 million in pre-tax fair value losses and other related expenses relating to our investment in Amentum stock in connection with the Separation Transaction and $20.5 million in discounts and expenses recorded to loss on extinguishment of debt associated with our Equity-for-Debt Transaction on March 13, 2025 (see Note 12- Borrowings and Note 15- Discontinued Operations), offset in part by comparatively lower net interest expense of $24.5 million for the nine months ended June 27, 2025 and $31.5 million of TSA-related income.
For the nine months ended June 27, 2025, net loss attributable to the Company from discontinued operations was $(8.2) million (or $(0.07) per diluted share), a decrease of $185.3 million, from net earnings of $177.2 million (or $1.40 per diluted share) for the corresponding period last year. The change year-over-year was primarily driven by prior year operating results of the SpinCo Business which were divested and therefore are no longer in the Company's financial results in fiscal year 2025. See Note 15- Discontinued Operations.
Consolidated Results of Operations
Revenues for the third fiscal quarter of 2025 were $3.03 billion, an increase of $148.4 million, or 5.1%, from $2.88 billion for the corresponding period last year. For the nine months ended June 27, 2025, revenues were $8.88 billion, an increase of $334.3 million, or 3.9%, from $8.54 billion for the corresponding period last year. Revenue increases for both the three and nine month periods year over year were mainly due to the Company's I&AF business, as well as revenue growth in our PA Consulting business. The I&AF business benefited primarily from stronger performance in its Advanced Facilities, APME and Americas business operations for both quarterly and year to date comparative periods presented. Our revenues were favorably impacted by foreign currency translation of $37.2 million and $34.8 million for the three and nine months ended June 27, 2025, respectively, across our international businesses, as compared to an unfavorable impact of $0.8 million and favorable impact of $58.2 million for the three and nine months ended June 28, 2024, respectively.
Gross profit for the third fiscal quarter of 2025 was $758.4 million, an increase of $37.5 million, or 5.2%, from $720.9 million for the corresponding period last year, with gross profit margins of 25.0% for both periods. Gross profit for the nine months ended June 27, 2025 was $2,218.0 million, an increase of $120.4 million, or 5.7%, from $2,097.6 million for the corresponding period last year, with gross profit margins of 25.0% and 24.6% for the respective periods. The Company's increase in gross profit was mainly attributable to higher revenues as mentioned above, with favorable margin impacts from year over year project mix primarily in the nine month period.
See Segment Financial Information discussion for further information on the Company’s results of operations at the operating segment.
Selling, general & administrative expenses for the three and nine months ended June 27, 2025 were $523.4 million and $1,565.9 million, respectively, as compared to $550.0 million and $1,601.4 million for the corresponding periods last year, representing a decrease of $26.6 million or 4.8% and $35.5 million or 2.2%, respectively. SG&A expenses for the three and nine months ended June 27, 2025 were impacted by decreases of $28.7 million and $73.1 million, respectively, in Restructuring and other charges costs associated with the Separation Transaction, mainly comprised of professional services, compared to the prior year. These favorable items were partially offset by expenses associated with the TSA with Amentum of $4.7 million and $20.9 million in the three and nine months ended June 27, 2025, respectively. SG&A expenses for the nine months ended June 27, 2025 were further unfavorably impacted by an increase of $7.8 million in expenses associated with IT related software licensing and other costs as well as year over year increases in underlying personnel costs and other department spend. Lastly, SG&A expenses included unfavorable foreign exchange impacts of $6.2 million and $4.5 million, respectively, for the three and nine months ended June 27, 2025, as compared to favorable impacts of $2.6 million and unfavorable impacts of $0.3 million, respectively, for the corresponding periods last year.
Net interest expense for the three and nine months ended June 27, 2025 was $28.8 million and $83.0 million, respectively, a decrease of $7.3 million and $24.5 million from $36.1 million and $107.4 million, or 20.3% and 22.8%, respectively, for the corresponding periods last year. The decrease in net interest expense for the three and nine months ended June 27, 2025 was primarily due to a decrease in interest expense driven by lower outstanding debt balances, as proceeds associated with the Separation Transaction were used for the repayment of debt in both the fourth quarter of fiscal 2024 and in the current quarter.
Loss on extinguishment of debt for the nine months ended June 27, 2025 was $20.5 million, which includes discounts and expenses associated with the Equity-for-Debt Transaction executed on March 13, 2025, where the Company exchanged shares of our investment in Amentum Holdings, Inc. for a principal amount of term loans under the 2021 Term Loan Facility, which term loans were immediately extinguished. See Note 12- Borrowings and Note 15- Discontinued Operations.
Miscellaneous income (expense) net for the three and nine months ended June 27, 2025 was $38.8 million and $(194.5) million, respectively, in comparison to $1.6 million and $(5.1) million for the corresponding periods last year. The increase of $37.3 million and decrease of $(189.4) million for the three and nine months ended June 27, 2025, respectively, were mainly due to $27.4 million and $(227.3) million in mark-to-market gains (losses) and other related expenses associated with our investment in Amentum stock in connection with the Separation Transaction. Miscellaneous income (expense) net was also favorably impacted by $9.8 million and $31.5 million in TSA-related income associated with the Separation Transaction as discussed in Note 15- Discontinued Operations.
The Company’s effective tax rates from continuing operations for the three months ended June 27, 2025 and June 28, 2024 were 21.9% and 33.2%, respectively. Significant items contributing to differences between the statutory U.S. federal corporate tax rate of 21.0% and the Company's effective tax rate for the three-month period ended June 27, 2025 were U.S. state income tax expense and U.S. tax on foreign earnings. These expense items were offset by a return-to-provision income tax benefit, mainly attributable to additional research and development credits claimed on the U.S. federal tax return. The U.S state income tax and U.S. tax on foreign earnings are expected to have a continuing impact on the Company's effective tax rate for the remainder of the fiscal year.

The most significant items contributing to the difference between the statutory U.S. federal corporate tax rate of 21.0% and the Company's effective tax rate of 33.2% for the three-month period ended June 28, 2024 were related to U.S. state income tax expense, U.S. tax on foreign earnings and income tax expense related to foreign exchange gains associated with change in assertion on intercompany loans that were previously indefinitely reinvested. These expense items were partly offset by a return-to-provision income tax benefit, mainly attributable to additional research and development credits claimed on the U.S. federal tax return.
The Company’s effective tax rates from continuing operations for the nine months ended June 27, 2025 and June 28, 2024 were 45.6% and 14.9%, respectively. The most significant items contributing to the difference between the statutory U.S. federal corporate tax rate of 21.0% and the Company's effective tax rate for the nine-month period ended June 27, 2025 were related to $63.1 million in unfavorable tax impacts associated with the non-deductibility of losses from the Company's investment in Amentum stock, as well as U.S. state income tax expense and U.S. tax on foreign earnings. These expense items were partly offset by a return-to-provision income tax benefit mainly attributable to additional research and development credits claimed on the U.S. federal tax return. The U.S state income tax and U.S. tax on foreign earnings are expected to have a continuing impact on the Company's effective tax rate for the remainder of the fiscal year.
The most significant item contributing to the difference between the statutory U.S. federal corporate tax rate of 21.0% and the Company's effective tax rate of 14.9% for the nine-month period ended June 28, 2024 were related to the election to treat an Australian subsidiary as a corporation versus a partnership for U.S. tax purposes, which resulted in the derecognition of a deferred tax liability and yielded a discrete income tax benefit of $61.6 million as the Company asserted that a component of the investment will be indefinitely reinvested. This benefit was partly offset by U.S. state income tax expense, U.S. tax on foreign earnings and income tax related to foreign exchange gains associated with change in assertion on intercompany loans that were previously indefinitely reinvested.
Net (earnings) loss attributable to noncontrolling interests from continuing operations for the three and nine months ended June 27, 2025 were $(4.4) million and $1.2 million, respectively, as compared to $(4.9) million and $(13.0) million for the corresponding periods last year. The change in noncontrolling interests for the nine months ended June 27, 2025 primarily resulted from the impact of an unfavorable interim ruling against a consolidated joint venture in which the Company holds a 50% interest, in connection with a long running project, upon which the Company recorded a reserve against related accounts receivable (the “Consolidated JV Matter”) during the second fiscal quarter of 2025.
Net earnings attributable to redeemable noncontrolling interests for the three and nine months ended June 27, 2025 were $(5.7) million and $(18.5) million, respectively, and $(3.4) million and $(10.1) million for the corresponding periods last year, with these comparative changes resulting from higher net earnings results in our PA Consulting investment compared to the prior year periods.
Restructuring and Other Charges
During fiscal 2023, the Company implemented restructuring initiatives relating to the Separation Transaction. The Company incurred approximately $20.5 million during the nine months ended June 27, 2025 and $42.0 million, and $17.5 million in fiscal 2024 and fiscal 2023, respectively, in pre-tax cash charges in connection with these initiatives. These actions, which are expected to be substantially completed by the end of calendar year 2025, are expected to result in estimated gross annualized pre-tax cash savings of approximately $155 million to $190 million. We will likely incur additional charges under this program through the end of calendar year 2025, which are expected to result in additional savings in future periods.
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

	Three Months Ended		Nine Months Ended
	June 27, 2025	June 28, 2024	June 27, 2025	June 28, 2024
Revenues from External Customers:
Infrastructure & Advanced Facilities (1)	$2,699,062	$2,595,113	$7,928,023	$7,652,552
PA Consulting	332,706	288,271	947,116	888,239
Total	$3,031,768	$2,883,384	$8,875,139	$8,540,791

	Three Months Ended		Nine Months Ended
	June 27, 2025	June 28, 2024	June 27, 2025	June 28, 2024
Segment Operating Profit:
Infrastructure & Advanced Facilities (1)	$235,975	$208,171	$649,514	$579,659
PA Consulting	72,418	62,889	206,502	177,513
Total Segment Operating Profit	308,393	271,060	856,016	757,172
Restructuring, Transaction and Other Charges (2)	(34,134)	(61,762)	(87,991)	(147,223)
Amortization of Intangible Assets	(39,245)	(38,312)	(115,946)	(113,718)
Total U.S. GAAP Operating Profit	235,014	170,986	652,079	496,231
Total Other Income (Expense), net (3)	10,090	(34,521)	(298,006)	(112,551)
Earnings Before Taxes from Continuing Operations	$245,104	$136,465	$354,073	$383,680

(1)	The nine months ended June 27, 2025 I&AF revenue and operating profit were impacted by a reserve in connection with an unfavorable interim ruling against a consolidated joint venture in which the Company holds a 50% interest (the "Consolidated JV Matter"), with the noncontrolling partner’s share included in noncontrolling interests in the Consolidated Statements of Earnings for the respective period.
(2)	The three and nine months ended June 27, 2025 and June 28, 2024 included $22.0 million and $47.1 million, respectively, and $50.8 million and $120.3 million, respectively, in restructuring and other charges relating to the Separation Transaction (primarily professional services and employee separation costs), as well as certain subsidiary level compensation based agreements. The three and nine months ended June 27, 2025 included approximately $4.7 million and $20.9 million, respectively, in charges associated with the Company's TSA with Amentum.
(3)	The three and nine months ended June 27, 2025 included gains of $27.4 million and losses of $227.3 million, respectively, mainly related to mark-to-market adjustments and other related charges associated with our investment in Amentum stock in connection with the Separation Transaction, as well as $9.8 million and $31.5 million, respectively, in income associated with the Company's TSA with Amentum (see Note 15- Discontinued Operations). The nine months ended June 27, 2025 included $20.5 million in discounts and expenses associated with the Equity-for-Debt Transaction (see Note 12- Borrowings and Note 15- Discontinued Operations).

Infrastructure & Advanced Facilities

	Three Months Ended		Nine Months Ended
(in thousands)	June 27, 2025	June 28, 2024	June 27, 2025	June 28, 2024
Revenue	$2,699,062	$2,595,113	$7,928,023	$7,652,552
Operating Profit	$235,975	$208,171	$649,514	$579,659

Revenues for the I&AF segment for the three and nine months ended June 27, 2025 were $2.70 billion and $7.93 billion, respectively, an increase of $103.9 million and $275.5 million, or 4.0% and 3.6%, compared to $2.60 billion and $7.65 billion for the corresponding periods last year. The increase in revenues for the three and nine months ended June 27, 2025 was driven primarily from stronger performance in its Advanced Facilities, Americas and APME business operations. This was partly offset by a reserve recorded in second quarter fiscal 2025 associated with an unfavorable interim ruling against a consolidated joint venture in which the Company holds a 50% interest, with the noncontrolling partner’s share included in noncontrolling interests in the Company's Consolidated Statements of Earnings for the nine months ended June 27, 2025. Additionally, foreign currency translation had approximately $18.9 million and $8.3 million in favorable impacts on revenues for the three and nine months ended June 27, 2025, respectively, as compared to $3.1 million in unfavorable and $26.9 million in favorable impacts in the corresponding prior year periods.

Operating profit for the I&AF segment for the three and nine months ended June 27, 2025 was $236.0 million and $649.5 million, respectively, an increase of $27.8 million and $69.9 million, or 13.4% and 12.1%, from $208.2 million and $579.7 million for the corresponding periods last year. The increase for the three and nine months ended June 27, 2025 was a result of higher year over year segment revenues mentioned above, along with increased margin quality associated with higher volume year over year as well as favorable impacts from project mix. Higher operating profit in the nine months ended June 27, 2025 compared to prior year was partially offset by a reserve recorded in second quarter fiscal 2025 associated with an unfavorable interim ruling against a consolidated joint venture in which the Company holds a 50% interest, with the noncontrolling partner's share included in noncontrolling interests in the Company's Consolidated Statements of Earnings for the nine months ended June 27, 2025. Foreign currency translation had approximately $2.7 million and $2.0 million in favorable impacts on operating profit for three and nine months ended June 27, 2025, respectively, as compared to $0.2 million and $9.5 million in favorable impacts in the corresponding prior year periods.

PA Consulting

	Three Months Ended		Nine Months Ended
(in thousands)	June 27, 2025	June 28, 2024	June 27, 2025	June 28, 2024
Revenue	$332,706	$288,271	$947,116	$888,239
Operating Profit	$72,418	$62,889	$206,502	$177,513

Revenues for the PA Consulting segment for the three and nine months ended June 27, 2025 were $332.7 million and $947.1 million, respectively, reflecting an increase of $44.4 million and $58.9 million, or 15.4% and 6.6% from $288.3 million and $888.2 million in the corresponding period last year. The increase in revenue for the three months ended June 27, 2025 was primarily driven by improved performance in public sector work (through the defence and security and public services sectors), partly offset by reductions in consumer & manufacturing and financial services. The nine month increase was mainly due to improved performance in PA Consulting's health & life sciences business, partly offset by reductions in consumer & manufacturing and financial services businesses. Foreign currency translation had approximately $18.2 million and $26.6 million in favorable impacts on revenues for the three and nine months ended June 27, 2025, respectively, as compared to $2.3 million and $31.4 million in favorable impacts in the corresponding prior year period.

Operating profit for the segment for the three and nine months ended was $72.4 million and $206.5 million, respectively, an increase of $9.5 million and $29.0 million, or 15.2% and 16.3% from $62.9 million and $177.5 million in the corresponding period last year. The year over year increases were mainly attributable to improved revenues as mentioned above, combined with favorable impacts from reduced costs.

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
The following table summarizes our backlog at June 27, 2025 and June 28, 2024 (in millions):

	June 27, 2025	June 28, 2024
Infrastructure & Advanced Facilities	$22,270	$19,489
PA Consulting	420	369
Total	$22,690	$19,858

The increase in backlog in I&AF from June 28, 2024 was predominantly driven by growth across Water, Advanced Manufacturing and Transportation markets.

The increase in backlog in PA Consulting from June 28, 2024 was primarily driven by organic year-over-year growth of the business including some material sales in the third fiscal quarter of 2025.

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
Liquidity and Capital Resources
At June 27, 2025, our principal sources of liquidity consisted of $1.29 billion in cash and cash equivalents and $1.59 billion of available borrowing capacity under our $2.25 billion revolving credit agreement (the "Revolving Credit Facility"). See Note 12 - Borrowings for more information. We finance much of our operations and growth through cash generated by our operations.

Cash and cash equivalents at June 27, 2025 were $1.29 billion, representing an increase of $148.5 million from $1.14 billion at September 27, 2024, the reasons for which are described below. The following table presents selected consolidated cash flow information of the Company for the respective periods shown below (including discontinued operations of our separated SpinCo Business, see Note 15 - Discontinued Operations for more information):

	For the Nine Months Ended
(In thousands)	June 27, 2025	June 28, 2024
Net cash provided by operating activities	$303,619	$858,141
Cash Flows from Investing Activities:
Additions to property and equipment	(49,655)	(82,772)
Disposals of property and equipment and other assets	2,332	158
Capital contributions to equity investees, net of return of capital distributions	932	1,660
Acquisitions of businesses, net of cash acquired	—	(14,000)
Net cash used for investing activities	(46,391)	(94,954)
Cash Flows from Financing Activities:
Proceeds from long-term borrowings	2,173,201	2,224,577
Repayments of long-term borrowings	(926,800)	(2,194,423)
Proceeds from short-term borrowings	—	1,106
Repayments of short-term borrowings	(656,981)	(31,882)
Debt issuance costs	(92)	(1,606)
Proceeds from issuances of common stock	25,467	35,414
Common stock repurchases	(653,247)	(346,382)
Taxes paid on vested restricted stock	(26,992)	(33,389)
Cash dividends to shareholders	(114,813)	(106,439)
Net dividends associated with noncontrolling interests	(7,440)	(17,516)
Repurchase of redeemable noncontrolling interests	(8,472)	(41,788)
Proceeds from issuances of redeemable noncontrolling interests	—	19,761
Cash Impact from Distribution of SpinCo Business	70,000	—
Net cash used for financing activities	(126,169)	(492,567)
Effect of Exchange Rate Changes	17,990	12,215
Net Increase in Cash and Cash Equivalents and Restricted Cash	149,049	282,835
Cash and Cash Equivalents, including Restricted Cash, at the Beginning of the Period	1,146,931	929,445
Cash and Cash Equivalents, including Restricted Cash, at the End of the Period	$1,295,980	$1,212,280
Less Cash and Cash Equivalents included in Assets held for spin	$—	$(195,915)
Cash and Cash Equivalents, including Restricted Cash of Continuing Operations at the End of the Period	$1,295,980	$1,016,365
Our net cash flow provided by operations of $303.6 million during the nine months ended June 27, 2025 was unfavorable by $554.5 million in comparison to the cash flow provided by operations of $858.1 million in the corresponding prior year period (which included discontinued operations of the separated SpinCo Business). On a continuing operations basis, our cash from operations was unfavorable by $266.0 million compared to the prior year period. The decline on a continuing operations basis was largely due to higher uses of cash from net working capital, namely accounts receivables, as well as increases in cash income tax payments of $82.0 million within accrued liabilities, offset by a year-over-year improvement in net earnings from continuing operations after adjustments to reconcile net earnings from continuing operations to net cash flows provided by operations on a continuing operations basis.
Our net cash used for investing activities during the nine months ended June 27, 2025 was $46.4 million, compared to cash used for investing activities of $95.0 million in the corresponding prior year period (which included $9.3 million associated with discontinued operations), due to lower levels of additions to plant, property and equipment in the current year and no current year acquisitions.
Our net cash used for financing activities during the nine months ended June 27, 2025 was $126.2 million. This was driven by share repurchases of $653.2 million, $114.8 million in dividends to shareholders, and $27.0 million in taxes paid on vested restricted stock, which was offset by net proceeds from borrowings of $589.4 million due to lower repayments compared to the prior year period and the receipt of $70 million associated with the final settlement of the post-closing working capital adjustment from the distribution of the SpinCo Business. Please refer to Note 15 - Discontinued Operations for additional details. Cash used for financing activities in the corresponding prior year period was

$492.6 million, due primarily to share repurchases of $346.4 million, $106.4 million in dividends to shareholders, and $22.0 million in net redeemable noncontrolling interests purchase and issuance activity related to PA Consulting.
At June 27, 2025, the Company had approximately $223.9 million in cash and cash equivalents held in the U.S. and $1.1 billion held outside of the U.S. (primarily in the U.K., the Eurozone, Australia, India, Canada, and the Middle East region). Other than the tax cost of repatriating funds to the U.S., there are no material impediments to repatriating these funds to the U.S.
The Company had $229.8 million in letters of credit outstanding at June 27, 2025. Of this amount, $0.3 million was issued under the Revolving Credit Facility and $229.5 million was issued under separate, committed and uncommitted letter-of-credit facilities.
On March 27, 2025, the Company, as guarantor, and JEGI, as borrower, entered into a term loan agreement (the “2025 Term Loan Facility”) with Bank of America, N.A., as administrative agent and sole lead arranger, and the lenders party thereto. Under the 2025 Term Loan Facility, JEGI borrowed a $200.0 million term loan and £410.0 million term loan for a term of two-years from the date of initial funding, maturing on March 26, 2027. The proceeds from the 2025 Term Loan Facility were used to repay the outstanding 2021 Term Loan Facility principal equal to $120.0 million and £410.2 million, or $531.6 million, and was otherwise used for general corporate purposes. See Note 12 - Borrowings.
Long-term debt as of June 27, 2025 increased by $1.2 billion compared to September 27, 2024 primarily due to the Company entering into the 2025 Term Loan Facility for a combined amount of $763.0 million (see Note 12 - Borrowings), and an increased draw on the revolving credit facility of $515.0 million to fund share buybacks, dividends and taxes paid on vested restricted stock, partly offset by the termination of the 2021 Term Loan - USD portion.
Short-term debt as of June 27, 2025 decreased by $875.8 million compared to September 27, 2024 primarily due to the Equity-for-Debt Transaction, pursuant to which the Company extinguished $311.5 million under the GBP 2021 Term Loan, in exchange for its approximately 19.5 million shares in Amentum, and the entry to the 2025 Term Loan Facility, the proceeds of which were used to extinguish the remaining $531.6 million under the GBP 2021 term loan contract. For more information, please refer to Note - 12 Borrowings and Note 15 - Discontinued Operations.

In connection with the Post-Closing Additional Merger Consideration relating to the Separation Transaction, the Company became entitled to receive approximately 7.3 million Amentum shares from the 9.7 million shares held in escrow. On April 30, 2025, the Jacobs Board of Directors determined to distribute the 7.3 million shares of Amentum's stock and declared an in kind dividend payable to Jacobs’ shareholders of record as of May 16, 2025 which was distributed on a pro rata basis on May 30, 2025. Please refer to Note 15 - Discontinued Operations for additional details.

On April 10, 2025, the Company collected $70 million in receivables related to final settlement of the post-closing working capital adjustment from the distribution of the SpinCo Business. The cash was utilized to pay down amounts owed under the Company’s Revolving Credit Facility on the same day. Please refer to Note 15 - Discontinued Operations for additional details.
On February 6, 2023 the Company refinanced its Revolving Credit Facility, and on February 16, 2023, the Company issued the 5.90% Bonds in the aggregate principal amount of $500.0 million. On August 18, 2023, the Company issued the 6.35% Bonds in the aggregate principal amount of $600.0 million. See Note 12 - Borrowings for further discussion relating to the terms of the 5.90% Bonds, the 6.35% Bonds, and the Revolving Credit Facility following the issuances and refinancing.
We believe we have adequate liquidity and capital resources to fund our projected cash requirements for acquisitions including any potential transaction relating to PA Consulting and financing activities such as debt servicing, share buybacks and dividends for the next twelve months based on the liquidity provided by our cash and cash equivalents on hand, our borrowing capacity and our continuing cash from operations.
We were in compliance with all of our debt covenants at June 27, 2025.

Supplemental Obligor Group Financial Information
On February 16, 2023, Jacobs Engineering Group Inc., a wholly-owned subsidiary of Jacobs Solutions Inc. (together, the "Obligor Group"), completed an offering of $500.0 million aggregate principal amount of 5.90% Bonds, due 2033 and on August 18, 2023, completed an offering of $600.0 million aggregate principal amount of 6.35% Bonds, due 2028 (collectively the “Bonds”). The Bonds are fully and unconditionally guaranteed by the Company (the “Guarantees”). The Bonds and the respective Guarantees were offered pursuant to prospectus supplements, dated February 13, 2023 and August 15, 2023, respectively, to the prospectus dated February 6, 2023, that forms a part of the Company and JEGI’s automatic shelf registration statement on Form S-3ASR (File Nos. 333-269605 and 333-269605-01) previously filed with the SEC.
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

Nine Months Ended
(in thousands)	June 27, 2025
Summarized Statement of Earnings Data
Revenue	$3,023,299
Direct Costs	$2,512,397
Selling, General and Administrative Expenses	$354,112
Net loss attributable to Guarantor Subsidiaries from continuing operations	$(154,888)
Noncontrolling interests	$(1,494)

(in thousands)	June 27, 2025	September 27, 2024
Summarized Balance Sheet Data
Current assets, less receivables from Non-Guarantor Subsidiaries	$1,080,478	$1,733,836
Current receivables from Non-Guarantor Subsidiaries	$844,849	$573,631
Noncurrent assets, less noncurrent receivables from Non-Guarantor Subsidiaries	$602,829	$503,444
Noncurrent receivables from Non-Guarantor Subsidiaries	$576,702	$615,986
Current liabilities	$1,058,092	$1,568,187
Current liabilities to Non-Guarantor Subsidiaries	$—	$—
Long-term Debt	$2,508,692	$1,348,594
Other Noncurrent liabilities, less amounts payable to Non-Guarantor Subsidiaries	$243,813	$237,025
Noncurrent liabilities to Non-Guarantor Subsidiaries	$980,169	$1,051,899
Noncontrolling interests	$5	$937
Accumulated deficit	$(1,685,913)	$(779,745)

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
Our Revolving Credit Facility, 2025 Term Loan Facility and certain other debt obligations are subject to variable rate interest which could be adversely affected by an increase in interest rates. As of June 27, 2025, we had an aggregate of $1.42 billion in outstanding borrowings under our Revolving Credit Facility and 2025 Term Loan Facility. Interest on amounts borrowed under these agreements is subject to adjustment based on the Company’s Consolidated Leverage Ratio (as defined in the credit agreements governing the Revolving Credit Facility and the 2025 Term Loan Facility). Depending on the Company’s Consolidated Leverage Ratio, borrowings denominated in U.S. dollars under the Revolving Credit Facility bear interest at a SOFR rate plus a margin of between 0.975% and 1.725% or a base rate plus a margin of between 0.0% and 0.625% including applicable margins while borrowings denominated in British pounds under these respective facilities bear interest at an adjusted SONIA rate plus a margin of between 0.908% and 1.658%. Borrowings under the 2025 Term Loan Facility will bear interest at either a SONIA rate or term SOFR rate plus a margin of between 0.975% and 1.60% or a base rate plus a margin of between 0.0% and 0.50%. Additionally, our Revolving Credit Facility and our 5.90% Bonds have interest rates subject to potential increases relating to certain ESG metrics as stipulated in the related agreements and as discussed in Note 12- Borrowings.
However, as discussed in Note 18- Commitments and Contingencies and Derivative Financial Instruments, we are party to a swap agreement with a notional value of $200.0 million to convert the variable rate interest based liabilities associated with a corresponding amount of our debt into fixed interest rate liabilities, leaving $1.22 billion in principal amount subject to variable interest rate risk. Additionally, during fiscal 2022, we entered into two treasury lock arrangements with an aggregate notional value of $500.0 million, which were settled in the second quarter fiscal 2023, and are disclosed in further detail in Note 18- Commitments and Contingencies and Derivative Financial Instruments.
For the nine months ended June 27, 2025, our weighted average borrowings that are subject to floating rate exposure were approximately $1.19 billion. If floating interest rates had increased by 1.00%, our interest expense for the nine months ended June 27, 2025 would have increased by approximately $8.9 million.
Foreign Currency Risk
In situations where the Company incurs costs in currencies other than our functional currency, we sometimes enter into foreign exchange contracts to limit our exposure to fluctuating foreign currencies. We follow the provisions of ASC 815, Derivatives and Hedging in accounting for our derivative contracts. The Company has $1.08 billion in notional value of exchange rate sensitive instruments at June 27, 2025. See Note 18- Commitments and Contingencies and Derivative Financial Instruments for discussion.

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
The Company’s management, with the participation of its Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), evaluated the effectiveness of the Company’s disclosure controls and procedures as defined by Rule 13a-15(e) of the Exchange Act defined above, as of June 27, 2025, the end of the period covered by this Quarterly Report on Form 10-Q (the “Evaluation Date”). Based on that evaluation, the Company’s management, with the participation of the Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer) concluded that the Company’s disclosure controls and procedures, as of the Evaluation Date, were effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
There were no changes to our internal control over financial reporting which were identified in connection with the evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act during the quarter ended June 27, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
There were no sales of unregistered securities during the third fiscal quarter of 2025.
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
An aggregate summary of repurchases of the Company’s common stock made during the third quarter of fiscal 2025 under the 2025 Share Repurchase Authorization follows:

Period	Total Number of Shares Purchased	Average Price Per Share (1)	Total Number of Shares Purchased under the 2025 Repurchase Authorizations	Approximate Dollar Value of Shares that May Yet Be Purchased Under the 2025 Repurchase Authorizations
March 29, 2025 - April 25, 2025	252,203	$117.00	252,203	$1,390,503,032
April 26, 2025 - May 23, 2025	262,347	$124.98	262,347	$1,357,713,728
May 24, 2025 - June 27, 2025	296,309	$130.09	296,309	$1,319,166,826
Total	810,859		810,859

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

Adoption of Amended and Restated Bylaws

On July 31, 2025, the Jacobs Board of Directors amended and restated Jacobs’ bylaws (the “Amended and Restated Bylaws”), effective immediately, (i) to revise the procedure and information requirements for the nominations of persons for election to the Board of Directors and the proposal of business to be considered by stockholders; (ii) to clarify certain procedures relating to stockholder meetings; and (iii) to make certain other administrative, modernizing, clarifying and conforming changes throughout.

The foregoing description of the Amended and Restated Bylaws does not purport to be complete and is qualified in its entirety by reference to the full text of the Amended and Restated Bylaws, which is attached as Exhibit 3.2 to this Form 10-Q and is incorporated herein by reference

Item 6.     Exhibits.

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

3.1	Restated Certificate of Incorporation of Jacobs Solutions Inc, Filed as Exhibit 3.2 to the Registrant’s Current Report on Form 8-K on February 3, 2025 and incorporated herein by reference.
3.2*	Amended and Restated Bylaws of Jacobs Solutions Inc., dated as of July 31, 2025.
22.1	Subsidiary Issuers of Guaranteed Securities. Filed as Exhibit 22.1 to the Registrant’s Quarterly Report on Form 10-Q for the third quarter of fiscal 2024 and incorporated herein by reference.
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101
The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 27, 2025, formatted in Inline XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Earnings, (iii) Consolidated Statements of Comprehensive Income (Loss), (iv) Consolidated Statements of Stockholders’ Equity, (v) Consolidated Statements of Cash Flows and (vi) Notes to Consolidated Financial Statements, tagged as blocks of text and including detailed tags.

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 27, 2025, (formatted as Inline XBRL and contained in Exhibit 101).

* Filed herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
JACOBS SOLUTIONS INC.

By:	/s/ Venk Nathamuni
Venk Nathamuni
Chief Financial Officer
(Principal Financial Officer)

Date:	August 5, 2025