Form 10-K
period 2025-09-26
JACOBS SOLUTIONS INC.
filed 2025-11-20
CIK 52988

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________________________________________
FORM 10-K
(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 26, 2025
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.         ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).  ☐    Yes  ☒    No
There were 118,749,162 shares of common stock outstanding as of November 10, 2025. The aggregate market value of the Registrant’s common equity held by non-affiliates was approximately $14.4 billion as of March 28, 2025, based upon the last reported sales price on the New York Stock Exchange on that date.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s definitive proxy statement to be issued in connection with its 2026 annual meeting of shareholders are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated.

JACOBS SOLUTIONS INC.
Fiscal 2025 Annual Report on Form 10-K

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
The foregoing factors and potential future developments are inherently uncertain, unpredictable and, in many cases, beyond our control. For a description of these and additional factors that may occur that could cause actual results to differ from our forward-looking statements, see Item 1A- Risk Factors below. We undertake no obligation to release publicly any revisions or updates to any forward-looking statements. We encourage you to read carefully the risk factors described herein and in other documents we file from time to time with the United States Securities and Exchange Commission (the "SEC").

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
On September 27, 2024, Jacobs Solutions Inc. ("Jacobs") completed the previously announced Reverse Morris Trust transaction pursuant to which (i) Jacobs first transferred its Critical Mission Solutions business (“CMS”) and portions of the Divergent Solutions (“DVS”) business (referred to herein as the Cyber & Intelligence business (“C&I”) and together with CMS referred to as the “SpinCo Business”), to Amazon Holdco Inc., a Delaware corporation, which has been renamed Amentum Holdings, Inc. (“SpinCo”) (the “Separation”), (ii) Jacobs then effectuated a spin-off of SpinCo by distributing 124,084,108 shares of SpinCo common stock, par value $0.01 per share (the “SpinCo Common Stock”) by way of a pro rata distribution to its shareholders such that each holder of shares of Jacobs common stock, par value $1.00 per share (the “Jacobs Common Stock”) was entitled to receive one share of SpinCo Common Stock for each share of Jacobs common stock held as of the record date, September 23, 2024 (the “Distribution”), and (iii) finally, Amentum Parent Holdings LLC merged with and into SpinCo, with SpinCo surviving the merger (the “Merger” and together with the Separation and the Distribution, the “Separation Transaction”). The surviving entity of the Transaction is now an independent public company with common stock listed on the New York Stock Exchange under the symbol “AMTM” (“Amentum”). The financial results of the SpinCo Business are reflected in our Consolidated Statements of Earnings as discontinued operations for all periods presented. For further information regarding separation activities that took place in fiscal 2025, see Note 14- Discontinued Operations of the Notes to Consolidated Financial Statements beginning on page F-1 of this Annual Report on Form 10-K.
Item 1.     BUSINESS
Guided by our values and our brand promise — Challenging today. Reinventing tomorrow – Jacobs delivers innovative solutions to address the world’s most complex challenges and create lasting value for clients, communities and society.
With a global team of approximately 43,000, we provide end-to-end capabilities across advanced manufacturing, cities & places, energy, environmental, life sciences, transportation and water. Our services span advisory and consulting, feasibility and planning, through to design, program delivery and lifecycle management — helping to create a more connected and sustainable world.
From addressing water scarcity and aging infrastructure to access to life-saving therapies and cyber resilience, we combine creativity, agility and deep domain expertise to deliver outcomes that matter. Our integrated approach enables clients to meet urgent needs today while preparing for the opportunities of tomorrow.
Over the past eight years, Jacobs has transformed into a science-based consulting and advisory leader, focused on delivering digitally enabled, resilient solutions to complex sustainability, critical infrastructure and advanced manufacturing challenges. Strategic acquisitions, including a 65% stake in PA Consulting Group Limited ("PA Consulting") in fiscal 2021, along with BlackLynx and StreetLight — have strengthened our capabilities in high-value technology-enabled solutions.

Challenge accepted

In February 2025, we launched Challenge Accepted, our multi-year growth strategy designed to sharpen our focus and accelerate our performance. Aligned with our long-term financial framework, this strategy positions us to drive profitable growth and deliver scalable, full lifecycle solutions across water and environmental, life sciences and advanced manufacturing, and critical infrastructure.

As global challenges like urbanization, infrastructure modernization, digital evolution and environmental resilience intensify, our integrated delivery model unites the full breadth of our capabilities — from strategy through execution – across our end markets. This synergy enables us to deliver rapid, large-scale outcomes that anticipate evolving client needs and advance a more resilient, sustainable future where technology elevates human ingenuity and unlocks new possibilities for collaboration and problem-solving.

We harness our advanced data and digital capabilities, products and tools to help clients operate more efficiently, safely and intelligently. Through the expertise of our people and ongoing investment in artificial intelligence (AI) and next-generation digital solutions, we empower our clients' decision-making across the entire asset lifecycle – from capital planning and operations to cybersecurity and operational technology. Our capabilities in data analytics, digital architecture, advisory and transformation, software development and cybersecurity enable clients to unlock the full value of their data and digital infrastructure to improve performance, resilience and sustainability.

Through our strategic partnership with PA Consulting, we are expanding our high-end advisory services and deploying our collective strengths to help clients adapt, innovate and transform. Together, we deliver integrated support across the full project lifecycle — from early-stage strategy to implementation — enabling clients to tackle complex challenges, accelerate sustainable growth and shape a smarter, more resilient future.

A streamlined, focused business

Prior to the Separation Transaction, the Company's four operating segments were comprised of its two global lines of business ("LOBs"): Critical Mission Solutions ("CMS") and People Places and Solutions ("P&PS"), its business unit Divergent Solutions ("DVS") and its majority investment in PA Consulting. After the Separation in fiscal year 2024, we reorganized P&PS and our remaining DVS businesses into a more streamlined operating model, Infrastructure & Advanced Facilities ("I&AF"), which enables our collective business teams to collaborate more horizontally. Our CMS LOB and portions of DVS which were included in the Separation are now reported as discontinued operations.
Our Values in Action
Jacobs' Ethics and Code of Conduct, rooted in our values, set clear standards and support to guide decision-making and ensure we conduct our business with integrity.
At Jacobs, sustainability means delivering thoughtful solutions that meet today’s needs while enabling economies, communities and the environment to thrive in the future. Our PlanBeyond® sustainable business approach aligns with our purpose to create a more connected, sustainable world. This approach has strengthened client relationships, aiming to create new opportunities and embed resilience into our global strategy. Building on this foundation, PlanBeyond 2025+ focuses on transparency, measurable outcomes and trusted delivery, guiding our path forward with our stakeholders, including our clients, partners and people.

Driving positive impact

Operating in more than 40 countries, we view sustainability and resilience as key differentiators and drivers of impact. Demand for solutions that address complex, interconnected challenges continues to grow across infrastructure, energy, advanced manufacturing and health. By embedding sustainability into our solutions, we help clients’ businesses and assets remain resilient. In fiscal 2025, we launched our Evolve tool, which generates recommendations to integrate sustainability into our projects to enhance their positive impact and resilience. Complimentary tools like Climate Risk Manager, Kaleidoscope and Intelligent O&M assess climate risks, carbon impacts and system vulnerabilities to inform critical project decisions.

We deliver cross-cutting solutions across seven interconnected capabilities: decarbonization & greenhouse gas management; adaptation & resilience; sustainable built environments; sustainable business; social value; nature positive; and energy transition. Together, these enable systems-level impact for clients and communities worldwide.

Transparency and accountability

We are committed to leading by example in our own operations — advancing a suite of strategic actions to reduce our carbon footprint. Our current commitment, including sourcing 100% renewable electricity and our net-zero target validated by the Science Based Targets initiative, underscore our progress across our operations and supply chain.

We have invested in technology to enhance virtual collaboration and help mitigate business travel and employee commuting carbon emissions. We also invested in tools and technology to help our people consider when business travel is essential and make more sustainable choices when it is necessary.

As businesses worldwide experience increasing stakeholder expectations and sustainability regulatory requirements, corporate transparency and accountability remains central. We report on our sustainability performance and corporate responsibility initiatives in accordance with globally recognized frameworks when required by applicable regulations, or, in the absence of mandated standards, we follow widely accepted market practices.

Positively impacting tomorrow’s communities

We work globally with our clients, partners and supply chains to deliver solutions that seek to improve how people live, move and thrive, aiming to foster health and well-being for all occupants, promoting a sustainable and thriving future.

We invest in local communities globally, collaborating with charities and not-for-profit organizations to make a positive impact and live our values. Through Collectively℠, our global giving and volunteering program, we empower employees to support causes aligned to our values, through paid volunteer time, donation matching and grant nomination. In fiscal 2025, our employees mobilized support for communities, including those impacted by natural disasters, water insecurity and conflict. For example, in 2025 a team of 10 Jacobs volunteers partnered with non-profit Bridges to Prosperity to build a suspended bridge across Rwanda’s Gatongati River — our 17th bridge build — providing safe, year-round access to education, healthcare, markets and other essential services for more than 8,300 people.

We also invest in the next generation through our science, technology, engineering, arts and mathematics (STEAM) education and engagement programs promoting sustainability learning among young people and providing information to inspire future careers in STEAM.

In 2025, Jacobs sponsored the International Science and Engineering Fair — a premier global competition engaging students from more than 300 affiliated science fairs worldwide and advancing the future talent pipeline.

In fiscal 2025, we donated over $2.9 million to 2,300+ charities across 34 countries. Our employees tracked more than 7,000 volunteer hours including nearly 4,000 STEAM volunteer hours.

Social value advisory in our client solutions

We also deliver social value strategies and services that help clients realize social value opportunities through their projects and services by embedding and measuring social, economic and environmental benefit generation into project delivery.

Our fully owned subsidiary, Simetrica-Jacobs, specializes in social value, wellbeing research and impact evaluation — measuring and quantifying social value and impacts to help directly inform investment decisions and delivery models. Simetrica-Jacobs deploys internationally endorsed methods set out by the Organisation for Economic Co-operation and Development and government-produced guidelines, including the U.K. Government’s HM Treasury Green Book.

By combining this expertise with our infrastructure delivery, we help clients understand how they can transform local decision-making, shape inclusive investments and create lasting social change.
We maintain agile and disciplined capital deployment

M&A and Divestitures

Consistent with our profitable growth strategy, Jacobs pursues acquisitions, divestitures, strategic investments and other transactions to maximize long-term value by continuing to reshape our portfolio to higher value solutions and accelerating profitable growth strategy. The Company has recently made the following acquisitions, strategic investments and divestitures:

•On September 27, 2024, Jacobs completed the Separation Transaction, pursuant to which it spun off its CMS and C&I businesses and then subsequently merged those businesses with Amentum Parent Holdings LLC. Amentum, the surviving entity of the Separation Transaction, is now an independent public company with common stock listed on the New York Stock Exchange under the symbol “AMTM”. For further information regarding separation activities that took place in fiscal 2025, see Note 14- Discontinued Operations of the Notes to Consolidated Financial Statements beginning on page F-1 of this Annual Report on Form 10-K.
•On March 2, 2021, Jacobs completed the strategic investment of a 65% interest in PA Consulting, a U.K.-based leading innovation and transformation consulting firm.

Share Repurchases
During fiscal 2025, the Company repurchased $754.1 million in shares.
Shareholder Dividends
During fiscal 2025, the Company paid dividends of $0.29 per share in the first quarter and $0.32 per share in the second, third and fourth quarters.

Operating Segments
The services we provided to our end markets in fiscal 2025 fall into the following two operating segments: 1) Infrastructure & Advanced Facilities and 2) our majority investment in PA Consulting.
For additional information regarding our segments, including information about our financial results by segment and financial results by geography, see Note 19- Segment Information of Notes to Consolidated Financial Statements beginning on page F-1 of this Annual Report on Form 10-K.
Infrastructure & Advanced Facilities (I&AF)
In fiscal 2025, Jacobs' Infrastructure & Advanced Facilities business provided end-to-end solutions for our clients’ most complex challenges related to energy security, environmental resilience, safe and reliable transportation, buildings and infrastructure, integrated water management and biopharmaceutical manufacturing. In doing so, we combine deep experience in the following end markets - Critical Infrastructure, Water & Environmental and Life Sciences & Advanced Manufacturing.

Fiscal 2025 I&AF Revenue by End Market

28%
42%
30%
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

We serve national, state and local government clients across multiple regions — including the U.S., Europe, U.K., Middle East, and Asia Pacific — and multinational and local private sector organizations globally.

PA Consulting (PA)
PA Consulting, the global innovation and transformation consultancy, accelerates new growth ideas from concept, through design and development and to commercial success, and revitalizes organizations, building leadership, culture, systems and processes to make innovation a reality. PA Consulting's global team of about 4,000, which includes strategists, innovators, designers, consultants, digital experts, scientists, engineers and technologists work across seven sectors: consumer and manufacturing, defense and security, energy and utilities, financial services, government, health and life sciences, and transport to make a positive impact alongside the clients it supports, bringing ingenuity to life.

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

Collectively, we also deploy the combined strengths of Jacobs' technical expertise in infrastructure, advanced manufacturing and technology with PA Consulting's innovation and transformation expertise to unlock significant opportunities for our clients worldwide. In the U.S., we’re supporting the digital transformation of Dallas Fort Worth International Airport and contributing to the Frederick Douglass Tunnel program — one of the nation’s largest transportation infrastructure investments. In England, we provide engineering, technical advice and innovation services to National Highways. We’re building an AI blueprint for Hertfordshire County Council, one of England’s largest councils. We’ve been appointed to the U.K.’s largest government management consultancy framework providing public sector organizations with streamlined access to advisory services. We’re also delivering technical project management for the U.K. Department for Energy Security & Net Zero’s Carbon Capture, Usage and Storage program, a cornerstone of the U.K.’s net-zero ambitions.

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
As a result of the Separation Transaction, substantially all SpinCo Business-related assets and liabilities have been separated and distributed (the "Disposal Group"). The Company determined that the Disposal Group should be reported as discontinued operations in accordance with ASC 205-20, Discontinued Operations because their disposal represents a strategic shift that had a major effect on operations and financial results. As such, the financial results of the SpinCo Business are reflected in our Consolidated Statements of Earnings as discontinued operations for all periods presented. Additionally, current and non-current assets and liabilities of the Disposal Group were reflected as held for spin in the Consolidated Balance Sheet as of September 29, 2023. Further, as the Separation Transaction closed on September 27, 2024, no amounts remained held for spin at the end of fiscal 2024.
For further information regarding separation activities that took place in fiscal 2025, see Note 14- Discontinued Operations of the Notes to Consolidated Financial Statements beginning on page F-1 of this Annual Report on Form 10-K.

Prior to the Separation Transaction, Jacobs’ Critical Mission Solutions business provided a full spectrum of solutions for clients to address evolving challenges like digital transformation and modernization, national security and defense, space exploration, digital asset management, the clean energy transition, and nuclear decommissioning and cleanup. Clients included government agencies, as well as private sector clients mainly in the aerospace, automotive, motorsports, energy and telecom sectors. Prior to the Separation Transaction, the DVS business unit served as the core foundation for developing and delivering innovative, next-generation cloud, cyber, data and digital technologies. DVS clients included government agencies and commercial clients in the U.S. and international markets. Certain portions of the DVS business related to advising on digital strategy and transformation and developing digital solutions that facilitate capital, operational and cybersecurity decisions for our clients across our segments and their end markets were retained and are now part of I&AF.
Significant Customers
The following table sets forth the percentage of total revenues from continuing operations earned directly or indirectly from agencies of the U.S. federal government for each of the last three fiscal years:

2025	2024	2023
8%	10%	9%
Given the percentage of total revenue derived directly from the U.S. federal government, the loss of U.S. federal government agencies as customers could have a material adverse effect on the Company. In addition, any or all of our government contracts could be terminated, we could be suspended or debarred from all government contract work, or payment of our costs could be disallowed. For more information on risks relating to our government contracts, see Item 1A- Risk Factors.
Contracts
While there is considerable variation in the pricing provisions of the contracts we undertake, our contracts generally fall into two broad categories: cost-reimbursable and fixed-price. The following table sets forth the percentages of total revenues from continuing operations represented by these types of contracts for each of the last three fiscal years:

	2025	2024	2023
Cost-reimbursable	68%	69%	70%
Fixed-price, limited risk	32%	31%	26%
Fixed-price, at risk	—%	—%	4%
In accordance with industry practice, most of our contracts (including those with the U.S. federal government) are subject to termination at the discretion of the client, which is discussed in greater detail in Item 1A- Risk Factors. In such situations, our contracts typically provide for reimbursement of costs incurred and payment of fees earned through the date of termination.
Cost-Reimbursable Contracts
Cost-reimbursable contracts generally provide for reimbursement of costs incurred plus an amount of profit. The profit element may be in the form of a simple mark-up applied to the labor costs incurred or it may be in the form of a fee, or a combination of a mark-up and a fee. The fee element can also take several forms, including 1) a fixed amount, 2) an amount based on a percentage of the costs incurred or 3) an incentive fee based on targets, milestones, or performance factors defined in the contract. These contracts include a limited amount of guaranteed maximum price contracts.
Fixed-Price Contracts
Fixed-price contracts include both “lump sum bid” contracts and “negotiated fixed-price” contracts. Under lump sum bid contracts, we typically bid against competitors based on client-furnished specifications. This type of pricing presents certain inherent risks, including the possibility of ambiguities in the specifications received, problems with new technologies, and economic and other changes that may occur over the contract period. Additionally, it is not unusual for lump sum bid contracts to lead to an adversarial relationship with clients, which is contrary to our relationship-based business model. Accordingly, lump sum bid contracts are not our preferred form of contract. In contrast, under a negotiated fixed-price contract, we are selected as the contractor first and then we negotiate a price with our client and frequently exists in single-responsibility arrangements where we perform some portion of the work before negotiating the total price of the project. Thus, although both types of contracts involve a firm price for the client, the lump sum bid contract provides the greater degree of risk to us in our services contracts as well as construction. However, because of economies that may be realized during the contract term, both negotiated fixed-price and lump sum bid contracts may offer greater profit potential than other types of contracts. The Company carefully manages the risk inherent in these types of contracts. In recent years, most of our fixed-price work has been either negotiated fixed-price contracts or lump sum bid contracts for design and/or project services, rather than turnkey construction contracts which are included in the at risk type in the table above.
Competition
We compete with many companies across the world including technology, consulting and engineering firms. Typically, no single company or companies dominate the markets in which we provide services, and often we partner with our competitors or other companies to jointly pursue projects. AECOM, Tetra Tech, WSP, Arcadis, Bechtel, Arup, Endava, Exponent, Mott MacDonald, Stantec, Parsons, Accenture, Mace, AtkinsRealis, Altair, Montrose, Capgemini, Fluor, Deloitte, KPMG, PwC, Bain & Company and McKinsey & Company are some of our competitors. We compete based on the following factors, among others: technical capabilities, reputation for quality, price of services, safety record, availability of qualified personnel, and ability to timely perform work and contract terms.
Our People and Our Culture
Our people and culture define Jacobs. Authentic leadership and a commitment to living our core values every day creates a culture of trust, respect and empowerment across our business — enabling us to deliver the best outcomes for all our stakeholders. Guided by our employee value statement, "Jacobs. A world where you can.", our strategy further connects our people to our purpose and helps us continuously evolve our culture to support, empower and enable our talent to thrive.
Attracting and Growing our Talent
Jacobs’ success is dependent on our ability to hire, develop and retain exceptional talent across technical, professional, scientific and consulting disciplines.

As of September 26, 2025, we had a workforce of approximately 43,000 people worldwide, including a contingent workforce of approximately 1,800 people. Our voluntary employee turnover rate of 8.2% reflects a strong culture and the commitment of our people. The breakdown of our employees by region (excluding contingent workforce) is as follows:

6%
Middle East and Africa
21%
Asia Pacific
(incl. India)
49%
Americas
24%
Europe
(incl. UK)

By fostering learning and unlocking career growth for our people, we attract and retain top talent to deliver for our clients and drive long-term growth for Jacobs. Our employee programs, global learning resources and digital tools enable collaboration and professional development in a supportive, high-performing workplace.

Our employee experience platform – e3: engage. excel. elevate. – enables our employees to develop through continuous feedback, priority alignment, experience profiling and career planning.

In fiscal 2025, we introduced several enterprise-wide initiatives to enhance talent mobility, foster leadership and support long-term, purpose-driven careers. These included responding to feedback from our employees regarding expanded learning opportunities, particularly in AI and digital skills, through the launch of Jacobs University—our global learning and development hub designed to make training more accessible and relevant across roles and regions. With four dedicated schools (and more planned) and access to nearly 30,000 training programs, the platform equips employees with future-ready skills and career development resources.

To expand career mobility, we also introduced the Internal Talent Marketplace, a digital platform connecting employees with opportunities, assignments and career pathways aligned to their goals and experience.

As we advance our digital and data solutions to help clients work more effectively and safer, we are also equipping our people with stronger digital skills and AI capabilities. In fiscal 2025, we launched Jacobs AI Assist, our proprietary AI tool that makes our authoritative knowledge more discoverable and usable for our employees in their daily work.

In fiscal 2025, more than 97% of employees completed all required modules in our annual “Living Our Values” training, which reinforces our core values.1

Our global graduate development program and local apprenticeships continue to provide our early career professionals with foundational skills, networks and knowledge. In fiscal 2025, we welcomed more than 1,300 graduates, interns and apprentices to our global team.

We support agile, lifelong careers through continuous development, mentoring and diverse career paths. Employees can request mentors through our e3 mentor match program and our eight Jacobs Employee Networks (JENs), which are open to all of our employees around the world, also offer mentoring with leaders who support and reflect myriad perspectives, backgrounds and experiences.

Our global Hybrid Work model strengthens team collaboration and client connection, while offering flexibility — reflecting our commitment to providing an adaptable, inclusive and empowering workplace.

Fostering Inclusion and Belonging

We continue to nurture our TogetherBeyond℠ culture, our approach to living inclusion every day and fostering belonging globally. We believe inclusive teams deliver stronger outcomes for clients, communities and one another. By embracing varied perspectives and lived experiences, we create conditions for greater creativity, faster decision-making, and deeper connection.

In fiscal 2025, we continued to invest in leadership training, our JENs, 240+ communities of practice, and global programs that promote accessibility and cultural awareness across project delivery, recruitment and community engagement. Open to all employees around the world, our JENs and communities of practice provide networking and development opportunities, and play a vital role in sustaining an inclusive culture.

Training and resources support our "We live inclusion" value and include topics such as inclusion and belonging and respect in the workplace, and our employee networks and communities of practice foster meaningful conversations and actions in support of workplace inclusion. Our people actively contribute to attracting new talent, shaping our recruitment strategies, and enhancing our STEAM programs and accessibility practices.

1 Completion rate reflects the four modules required for all employees. A fifth module, required only for people leaders, is excluded from this metric.

Our employee networks:

ACE Strength in our differences.	Providing information, resources and networking opportunities regarding physical, mobility and cognitive disabilities for all, including disabled staff and staff who provide caregiving services.
	Careers Network Explore. Navigate. Inspire.	Empowering our employees across all career stages to maximize their potential and make Jacobs the industry leader and workplace of choice.
	Enlace Linking Latinos and allies.	Celebrating the company's Latino talent, while fostering professional development, connecting people through cross-cultural engagement and community involvement for all.
	Harambee Rooted in belonging, rising together in excellence.	We celebrate the company's Black talent, as we cultivate leadership and community for all.
	OneWorld One planet, many cultures.	Providing an inclusive environment that actively celebrates, nurtures and supports our employees and clients across all ethnicities and cultures.
	Prism Bring your whole self to work.	Creating an inclusive environment for all, ensuring LGBTQI+ employees and allies feel able and empowered to bring their whole selves to work.
	VetNet Supporting our armed forces communities.	Creating an inclusive environment for all by uniting veterans, service members and their families through shared values and a passion for excellence.
	Women's Network Working together for gender inclusion.	Celebrating the Women of Jacobs and fostering leadership and community involvement for all.

Our commitment to living inclusion begins at the top with leadership commitment and accountability driving culture at Jacobs.

Through our “Be Seen @ Jacobs” data disclosure campaign, we invite our employees globally to confidentially and voluntarily share their demographic information, where permitted, increasing transparency and helping us better shape the programs and benefits we offer our employees.

As of September 26, 2025, our U.S. employees reflected the following race and ethnicity demographics (self-reported data):

As of September 26, 2025, our global workforce gender demographics1 (based on self-reported data) were:

Health, safety, security & environment
Since its inception in 2007, our BeyondZero® program has helped protect our people and the environment through proactive programs shaping how we operate and how we care for one another. BeyondZero®, which began as a commitment to health and safety has evolved into a broader philosophy encompassing psychological wellbeing, security, environmental responsibility and business resilience — and has become a cornerstone of our Culture of Caring℠, our values and our identity.

Amid growing global complexities that test our ability to operate safely, securely and sustainably, we remain committed to proactive risk management and to delivering high-value solutions for our people, clients and communities.

In fiscal 2025, we achieved another year of zero employee fatalities at work and a total recordable incident rate2 of 0.11, compared to the North American Industry Classification System’s most recently reported3 aggregate rate of 0.60. This reflects our continued focus on protecting our people and maintaining resilient project environments. External recognition included five Environmental Business Journal / Climate Change Business Journal® awards for advancing environmental and climate resilience, and the Royal Society for the Prevention of Accidents (RoSPA) Patron's Award for sustained health and safety excellence.

We also advanced our resilience program — enhancing emergency, crisis and continuity capabilities to support stability and performance during times of disruption. Our enhanced Global Travel Assistance program in partnership with our provider, International SOS, helps keep our employees safe and healthy while traveling or on assignment outside their home country.

Our wellbeing programs address the full spectrum of employee health — from physical to emotional and social to financial. These include Origin which provides financial counseling, and Carrot, which offers free, inclusive fertility healthcare and family-forming benefits, and support for menopause, low testosterone and more.

RethinkCare provides free parental support and neurodiversity training. In fiscal 2025, we expanded holistic wellbeing support, including our Dedicated Workplace Support service, which compliments existing support like our Emotional Wellbeing Solutions digital portal.

Our global community of nearly 1,800 Positive Mental Health Champions — with 30% now serving as people leaders — continues to grow, providing peer-level support, guiding colleagues toward professional options, while helping to reduce stigma and foster inclusion. Our Jacobs-developed, free mental health check-in tool, One Million Lives, reached a significant milestone this year, with over 50,000 check-ins completed since launch.

Our BeyondZero journey is not a destination, but a mindset — driving us to protect our people, expand our impact, and partner globally to shape a safer, more sustainable future. We remain disciplined in strengthening our collective HSSE capability, positioning Jacobs to anticipate dynamic market demands and deliver responsible growth and lasting impact.

1Jacobs reports this data utilizing the male/female binary to enable consistent reporting over time.
2 As of October 30, 2024 and recorded in accordance with OSHA record keeping requirements, but subject to change thereafter due to possible injury/illness classification changes. The TRIR calculation uses the US OSHA formula of ‘Number of Incidents x 200,000 / total number of hours worked in a year’. The 200,000 is the benchmark established by OSHA because it represents the total number of hours 100 employees would log in 50 weeks based on a 40-hour work week.
3 Cited on September 26th, 2025 via U.S. Bureau of Labor Statistics - Incidence rates of non-fatal occupational injuries and illnesses by industry and case types, 2023 for NAICS code 54133

Information About Our Executive Officers

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

The following table presents the information required by Paragraph (b) of Item 401 of Regulation S-K.

	Age	Position with the Company	Year Joined the Company
Robert V. Pragada	57	Chair and Chief Executive Officer	2016
Venk Nathamuni	59	Chief Financial Officer	2024
Joanne E. Caruso	65	Chief Legal and Administrative Officer	2012
Patrick X. Hill	52	President, Global Operations	1998
Shannon Miller	49	President, Strategy, Growth and Digital	1998
William B. Allen, Jr.	61	Chief Accounting Officer	2016

All of the officers listed in the preceding table serve in their respective capacities at the pleasure of the Board of Directors of the Company.

Mr. Pragada rejoined the Company in February 2016 after serving as President and Chief Executive Officer of The Brock Group since August 2014. From March 2006 to August 2014, Mr. Pragada served in executive and senior leadership capacities with the Company. Mr. Pragada served as President and Chief Operating Officer from November 2019 until he succeeded Steve Demetriou as Chief Executive Officer and was elected as a Director of the Company in January 2023. In September 2024, after completion of the Separation Transaction, Mr. Pragada assumed the additional position of Chair of the Jacobs Board of Directors.

Mr. Nathamuni joined the Company in June 2024 as Chief Financial Officer. Mr. Nathamuni served as Chief Financial Officer at Cirrus Logic Inc. from 2022 to 2024. Prior to that, he served as Head of Corporate Finance, M&A, investor relations and IT for Arista Networks. From 2012 to October 2021, Mr. Nathamuni served in several roles at Maxim Integrated Products, Inc. including as Vice President of M&A and corporate development and head of investor relations. He also held a variety of positions at J.P. Morgan, Synopsys, Synplicity and QuickLogic.

Ms. Caruso joined the Company in 2012. Prior to becoming Chief Legal and Administrative Officer, Ms. Caruso was Senior Vice President, Chief Administrative Officer, and previously held the positions of Senior Vice President, Global Human Resources and Vice President, Global Litigation. Prior to joining the Company, Ms. Caruso was a partner in two international law firms, Howrey LLP and Baker & Hostetler LLP.

Mr. Hill joined the Company through the SKM acquisition, where he started in 1998. Mr. Hill has served in several senior leadership positions crossing multiple sectors and operations throughout Australia, New Zealand, Asia, Europe, the Middle East and the United States. Prior to his appointment as President of the former People & Places Solutions operating segment, Mr. Hill jointly led People & Places Solutions with day-to-day responsibilities for Jacobs' Buildings and Infrastructure global operations outside of North America. In December 2023, Mr. Hill assumed the role of President, Global Operations.

Ms. Miller joined the Company in 1998. During her almost 25-year career at Jacobs, Ms. Miller has had a rich and varied global journey in operations, sales and functional roles leading cultural and digital transformation for both the Company and its markets, including technology, resources, infrastructure, pharmaceutical and consumer products. In December 2023, Ms. Miller assumed the role as President, Strategy, Growth & Digital. Prior to current role, Ms. Miller served as Executive Vice President and President of the former Divergent Solutions operating segment and, prior to that, she served as Jacobs’ Chief Growth Officer and lead for Enterprise Risk Management.

Mr. Allen joined the Company as Chief Accounting Officer in October 2016 after serving as Vice President, Finance and Principal Accounting Officer at LyondellBasell Industries, N.V. from 2013 to 2016. Prior to that, Mr. Allen was with Albemarle Corporation, where he served as Vice President, Corporate Controller and Chief Accounting Officer from 2009 to 2013 after serving in CFO roles for their Catalysts and Fine Chemistry businesses from 2005 to 2009.

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

•Our results of operations depend on the award of new contracts and the timing of the award of these contracts and economic conditions. Demand for our services may be impacted by continuing inflation, high interest rates, international trade issues, including tariffs and counter tariffs, and/or construction costs.
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
•Our continued success is dependent upon our ability to hire, retain, train and utilize qualified personnel while managing the risks associated with remote and hybrid working arrangements.
•Any harm to our professional reputation or relationships could have a material adverse effect on our business, financial condition and results of operations, including by negatively impacting the amount of work awarded to us and our ability to hire and retain qualified personnel.
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
•International trade issues, including tariffs and counter tariffs, may have a negative impact on our business.
Risks Related to Acquisitions, Investments, Joint Ventures and Divestitures
•We may not achieve some or all of the expected benefits of the Separation Transaction, and could incur a significant tax liability if the terms of the IRS private letter ruling are not satisfied.
•Our use of joint ventures, partnerships and strategic investments in entities exposes us to risks and uncertainties, many of which are outside of our control.
•An impairment charge on our goodwill or intangible assets could have a material adverse impact on our financial position and results of operations.
•We may engage in acquisitions, divestments and strategic investments as part of our business strategy to accelerate our growth and we may make minority investments as well, all of which present certain risks and uncertainties.

Risks Related to Regulatory Compliance
•Past and future non-financial health, safety, security and environment-related laws and regulations could impose significant additional costs and liabilities.
•If we fail to comply with any governmental requirements, our business may be adversely affected.
•We could be adversely affected by violations of the U.S. Foreign Corrupt Practices Act and similar worldwide anti-bribery laws.
Risks Related to Sustainability and Corporate Responsibility
•Climate change and related environmental issues, including those related to compliance with new and evolving federal, state, local and foreign laws and regulations, could have a material adverse impact on our business, financial condition and results of operations.
•We may be unable to achieve our climate commitments and targets.
•Increasing scrutiny and changing and conflicting expectations from governmental organizations, clients, investors, suppliers and partners, communities and our employees with respect to our practices and disclosures related to sustainability and corporate responsibility may impose additional costs on us or expose us to new or additional risks.
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
•Maintaining adequate bonding, letter of credit and bank guarantee capacity is necessary for us to successfully win some contracts.
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
Uncertain global economic, socioeconomic and political conditions may negatively impact our clients’ ability and willingness to fund their projects, including their ability to raise capital and pay, or timely pay, our invoices. These factors may also cause our clients to reduce their capital expenditures, alter the mix of services purchased, seek more favorable pricing and other contract terms and otherwise slow their spending on our services. For example, in the public sector, declines in federal funding and state and local tax revenues, as well as other economic declines, may result in lower state and local government spending. In addition, under such conditions, many of our competitors may be more inclined to take greater or unusual risks or accept terms and conditions in contracts that we might not deem acceptable. These conditions may reduce the demand for our services, which may have a material adverse impact on our business, financial condition and results of operations.
Additionally, uncertain economic, socioeconomic and political conditions may make it difficult for our clients, our vendors, and us to accurately forecast and plan future business activities. We cannot predict the outcome of changing trade policies, including tariffs and counter tariffs, or other unanticipated socioeconomic or political conditions, nor can we predict the timing, strength or duration of any economic recovery or downturn worldwide or in our clients’ markets. In addition, our business has traditionally lagged recoveries in the general economy and, therefore, during any such period we may not recover as quickly as the economy at large. Weak economic conditions could have a material adverse impact on our business, financial condition and results of operations. Furthermore, if a significant portion of our clients or projects are concentrated in a specific geographic area or industry, our business may be disproportionately affected by regional conflicts, negative trends or economic downturns in those specific geographic areas or industries.
Continuing inflation and high interest rates and/or construction costs could reduce the demand for our services as well as decrease our profit on our existing contracts, in particular with respect to our fixed-price contracts.
Continuing or renewed inflation and high interest rates and/or construction costs (including supply chain issues) could reduce the demand for our services. In addition, we bear all of the risk of high inflation with respect to those contracts that are fixed-price. Because a significant portion of our revenues are earned from cost-reimbursable type contracts (approximately 68% during fiscal 2025), the effects of inflation on our financial condition and results of operations over the past few years have been generally minor. However, if we continue to experience inflationary pressures, inflation may have a larger impact on our results of operations in the future, particularly if we expand our business into markets and geographic areas where fixed-price and lump-sum work is more prevalent. Therefore, continued or renewed inflation, high interest rates and/or construction costs and supply chain challenges and/or frustrations could have a material adverse impact on our business, financial condition and results of operations.
Project sites are inherently dangerous workplaces. Failure to maintain safe work sites, whether by us or by our employees, contractors, subcontractors, clients, the property owner or others working at the project site, can lead to injury, disabilities or fatalities. Such incidents could expose Jacobs to financial loss, reputational damage and potential civil or criminal liability.
Project sites often put our employees and others in close proximity with large pieces of mechanized equipment, moving vehicles, chemical and manufacturing processes and hazardous and highly regulated materials, in a challenging environment and often in geographically remote locations. We may be expressly responsible for safety on some project sites, and, accordingly, we have an obligation to implement effective safety procedures at such sites. The failure by us or others working at such sites to implement safety procedures or the implementation of ineffective procedures, or the failure to implement and follow appropriate safety procedures, subjects our employees, contractors, subcontractors and others to the risk of injury, disability or loss of life, and subjects us to risk that the completion or commencement of our projects may be delayed and we may be exposed to litigation or investigations. Unsafe work sites also have the potential to increase employee turnover, increase the cost of a project to our clients and raise our operating and insurance costs.
We are also subject to regulations dealing with occupational health, safety, security and environment ("HSSE"). Although we maintain functional groups whose primary purpose is to ensure we implement effective HSSE work procedures throughout our organization, including project sites and maintenance sites, the failure to comply with such regulations could subject us to fines as well as criminal and/or civil liability. In addition, despite the work of our functional groups, we cannot guarantee the safety of our personnel or that there will be no damage to or loss of our work, equipment or supplies.
Our HSSE performance is critical to our reputation. Many of our clients require that we meet certain HSSE criteria to be eligible to bid for contracts and many contracts provide for automatic termination or forfeiture of some or all of our contract fees or profit in the event we fail to meet certain measures.
For all of the foregoing reasons, if we fail to maintain adequate HSSE standards, we could suffer harm to our reputation, reduced profitability or the loss of projects or clients, which could have a material adverse impact on our business, financial condition and results of operations.
The nature of our contracts, particularly any fixed-price contracts, subjects us to risks of cost overruns. We may experience reduced profits or losses if costs increase above budgets or estimates or the project experiences delays.
For fiscal 2025, approximately 32% of our revenues were earned under fixed-price contracts. Both fixed-price and many cost-reimbursable contracts require us to estimate the total cost of the project in advance of our performance. For fixed-price contracts, we may benefit from any cost-savings, but we bear greater risk of paying some, if not all, of any cost overruns. Fixed-price contracts are established in part on proposed designs, which may be partial or incomplete, cost and scheduling estimates that are based on a number of assumptions, including those about future economic conditions, commodity and other materials pricing and cost and availability of labor (including the cost of any related benefits or entitlements), equipment and materials and other exigencies. Cost overruns can occur, leading to reduced profits or, in some cases, a loss for that project for a variety of reasons, including if the design or the estimates prove inaccurate or if circumstances change due to, among other things, unanticipated technical problems, difficulties in obtaining permits or approvals, changes in local laws or labor conditions, weather, supply chain or other delays beyond our control, changes in the costs of equipment or raw materials, our vendors’ or subcontractors’ inability or failure to perform, or changes in geopolitical and general economic conditions, such as tariffs, counter tariffs and other inflationary pressures. We may present change orders and claims to our clients, subcontractors and vendors for, among other things, additional costs exceeding the original contract price. If we fail to properly document the nature of our claims and change orders or are otherwise unsuccessful in negotiating reasonable settlements with our clients, subcontractors and vendors, we will likely incur cost overruns, reduced profits or, in some cases, could result in a loss for a project. These risks are exacerbated for projects with long-term durations because there is an increased risk that the circumstances on which we based our original estimates will change in a manner that increases costs. The occurrence of significant costs overruns could have a material adverse impact on our business, financial condition and results of operations.

Our failure to meet performance requirements or contractual schedules could adversely affect our business, financial condition and results of operations.
Many of our contracts require us to satisfy specific progress or performance milestones in order to receive payment from the customer. As a result, we often incur significant costs for engineering, materials, components, equipment, labor or subcontractors prior to receipt of payment from a customer, which may impact our liquidity. In some circumstances, we may incur penalties if we do not achieve project completion by a scheduled date. In some cases, the occurrence of delays may be due to factors outside of our control, such as due to supply chain shortages, issues with subcontractor performance and/or compliance with laws, regulations, contracts or otherwise.
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
Backlog represents estimates of the total dollar amount of revenues we expect to record in the future as a result of performing work under contracts that have been awarded to us. As of the end of fiscal 2025, our backlog totaled approximately $23.1 billion. There is no assurance that backlog will actually be realized as revenues in the amounts reported or, if realized, will result in profits. In accordance with industry practice, substantially all of our contracts, including our U.S. government work, are subject to cancellation, termination, or suspension at the discretion of the client, and may be subject to changes in the scope of services to be provided, as well as adjustments to the costs relating to the contracts. In the event of a project cancellation, we would generally have no contractual right to the total revenue reflected in our backlog. Projects can remain in backlog for extended periods of time because of the nature of the project and the timing of the particular services required by the project. The risk of contracts in backlog being canceled or suspended generally increases during periods of widespread economic slowdowns or in response to changes in commodity prices.
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
Contracts with or funded by the U.S. federal government, other governments and their agencies pose additional risks compared to contracts with or wholly-funded by private sector clients.
The U.S. federal government represented approximately 8% of our total revenue in fiscal 2025. Contracts with or funded by the U.S. government, other governments and their respective agencies, which are an important source of our revenue and profit, are subject to additional risks compared to contracts with private sector clients:
•Some of our contracts are long-term government contracts, which are only funded on an annual basis. In addition, public-supported financing, such as state and local municipal bonds, may be only partially raised at the beginning of a program, with additional funding normally only committed as appropriations are made in each fiscal year. If appropriations for funding are not made in subsequent years of a multiple-year contract, we may not be able to realize all of our anticipated revenue and profits from that project. Any changes in government capital allocations, or any under-staffing of government departments or agencies, including resulting from layoffs within the government, or any government shutdowns impacting our business interaction with affected departments or agencies, could result in program cancellations, disruptions and/or stop work orders, could limit the government’s ability to effectively progress programs and make timely payments, and could limit our ability to perform on our existing government contracts and successfully compete for new work. Governments are typically under no obligation to maintain funding at any specific level, and funds for government programs may even be eliminated. Our government clients may also shift its spending focus toward areas in which we do not currently provide services.

•Our contracts with governmental agencies and our contracts which receive government funding are subject to audit, investigations and proceedings which could result in adjustments to reimbursable contract costs or, if we are charged with wrongdoing, possible temporary or permanent suspension from participating in government programs, and a variety of penalties can be imposed on us including monetary damages and criminal and civil penalties.
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
•We may not be awarded government contracts because of existing policies designed to protect small, under-represented and/or disadvantaged businesses.
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
•Some of our federal government contracts require us to have security clearances, which can be difficult and time consuming to obtain. If our employees or our facilities are unable to obtain or retain the necessary security clearances, our clients could terminate or not renew existing contracts or award us new contracts, which could have a material adverse impact on our business, financial condition and results of operations could be negatively impacted.
These various uncertainties, restrictions, and regulations including oversight audits by government authorities as well as profit and cost controls, could have a material adverse impact on our business, financial condition and results of operations.
Our services expose us to significant monetary damages or even criminal violations and our insurance policies may not provide adequate coverage.
We provide services that are subject to professional standards and qualifications, including providing services that are based on our professional engineering expertise, as well as our other professional credentials. These services must comply with various professional standards, duties and obligations regulating the performance of such services. Our engineering practice, for example, involves professional judgments regarding the planning, design, development, construction, operations and management of industrial facilities and public infrastructure projects. We also issue reports and opinions to clients based on our professional expertise, such as issuing opinions and reports to government clients in connection with securities offerings. While we generally seek to reject liability for consequential damages in our contracts, and although we have adopted a range of insurance, risk management and risk avoidance programs designed to reduce potential liabilities, we may be deemed to be responsible for these professional judgments, recommendations or opinions, including, for example, if they are later determined to be inaccurate or if a catastrophic event or other failure occurs at one of our project sites or completed projects. Any unfavorable legal ruling against us could result in substantial monetary damages, disqualification to perform services in the future, or even criminal violations.
Such events could result in significant professional liability, general liability or product liability and warranty or other claims against us that could be highly publicized and have reputational harm, especially if public safety is impacted. We could also be liable to third parties, including through class actions, even if we are not contractually bound to those third parties. These liabilities could exceed our insurance limits or the fees we generate, may not be covered by insurance at all due to various exclusions in our coverage and could impact our ability to obtain insurance in the future. Further, even where coverage applies, the policies have limits and deductibles or retentions or quota shares, which could result in our assumption of exposure for certain amounts with respect to any claim asserted against us. In addition, indemnification from clients or subcontractors may not be available. An uninsured claim, either in part or in whole, as well as any claim covered by insurance but subject to a policy limit, high deductible and/or retention or quota share, if successful and of a material magnitude, could have a material adverse impact on our business, financial condition and results of operations.
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
With a workforce of approximately 43,000 people globally, we are also party to labor and employment claims in the normal course of business. Certain of these claims relate to allegations of harassment and discrimination, pay equity, denial of benefits, wage and hour violations, whistleblower protections, concerted protected activity, and other employment protections, and may be pursued on an individual or class action basis depending on applicable laws and regulations. Some of such claims may be insurable, while other such claims may not.
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
Historically, we have benefited from both domestic and international government investment programs and bills that provide funding for our services, such as the Infrastructure Investment and Jobs Act, the CHIPS and Science Act and the Inflation Reduction Act. While we expect to benefit from projects initiated as a result of such spending and stimulus bills, we may not be able to obtain the expected benefits from these bills or similar bills in the future. In addition, the timing of funding awards under these bills is uncertain, particularly in the United States following the change in the federal administration and subsequent reductions in government spending. A reduction in government investment in markets in which we operate could materially affect our results of operations.
We are dependent on third parties to complete many of our contracts.
We hire third-party contractors to perform a significant amount of the work performed under our contracts. We also rely on third-party equipment manufacturers or suppliers to provide much of the equipment and materials used for projects. If we are unable to hire qualified subcontractors or find qualified equipment manufacturers or suppliers, our ability to successfully complete a project will be impaired. If we are not able to locate qualified third-party subcontractors or the amount we are required to pay for subcontractors or equipment and supplies exceeds what we have estimated, especially in a lump sum or a fixed-price contract, we may suffer losses on these contracts. If a subcontractor, supplier, or manufacturer fails to provide services, supplies, parts or equipment as required under a contract for any reason, or fails to provide such services, supplies, parts or equipment in accordance with applicable quality, ethical or legal standards as required by the contract or regulation, we will be required to source these services, equipment, parts or supplies from other third parties on a delayed basis or on less favorable terms, which could impact contract profitability and/or could result in claims against us for damages. We are subject to disputes with our subcontractors from time to time relating to, among other things, the quality and timeliness of work performed, customer concerns about the subcontractor, or our failure to extend existing task orders or issue new task orders under a contract. In addition, faulty workmanship, equipment or materials would likely impact the overall project, which could result in claims against us for failure to meet required project specifications.
In an uncertain or downturn economic environment, third parties may find it difficult to obtain sufficient financing to help fund their operations. The inability to obtain financing could adversely affect a third party’s ability to provide materials, equipment or services which could have a material adverse impact on our business, financial condition, and results of operations. In addition, a failure by a third party subcontractor, supplier or manufacturer to comply with applicable laws, regulations, client requirements or our global compliance standards, such as fair labor standards and prohibitions on forced labor could give rise to a range of adverse consequences, including potential civil or criminal liability and harm to our professional reputation, and could negatively impact our business and, for work performed for government clients, could result in fines, penalties, suspension or even debarment being imposed on us, which could have a material adverse impact on our business, financial condition, and results of operations.
Employee, agent or partner misconduct, or our overall failure to comply with laws or regulations, could weaken our ability to win contracts, which could result in reduced revenues and profits.
We are subject to the risk of misconduct, fraud, non-compliance with applicable laws and regulations, or other improper activities by one of our employees, agents or partners, which could have a significant negative impact on our business and reputation. Such misconduct includes the failure to comply with government procurement regulations, regulations regarding the protection of classified information, regulations prohibiting bribery and other corrupt practices, regulations regarding the pricing of labor and other costs in government contracts, regulations on lobbying or similar activities, regulations pertaining to the internal controls over financial and non-financial reporting, regulations pertaining to export control, environmental laws, employee wages, pay and benefits, and any other applicable laws or regulations. For example, we provide services that may be highly sensitive or that relate to critical national security matters; if a security breach were to occur, our ability to procure future government contracts could be severely limited. The precautions we take to prevent and detect these activities may not be effective and we could face unknown risks or losses. Further, any negative press reports regarding poor contract performance, employee, contractor or third-party subcontractor misconduct, information security breaches, engagements in or perceived connections to politically or socially sensitive activities, or other aspects of our business or industry could harm our reputation and materially impact our business. Our failure to comply with applicable laws or regulations, or acts of misconduct could result in costly investigations and subjects us to the risk of fines and penalties, cancellation of contracts, loss of security clearance and suspension or debarment from contracting, any of which could damage our reputation, weaken our ability to win contracts and result in reduced revenues and profits and could have a material adverse impact on our business, financial condition and results of operations.

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
As a provider of information technology services operating in multiple regulated industries and geographies and a government contractor, we and our service providers, suppliers and subcontractors collect, store, transmit and otherwise process personal, confidential, proprietary and sensitive information, including classified information. As a result, our information technology systems, including those provided by third-party cloud providers or other infrastructure-as-a-service providers,which have grown over time, including through acquisitions, have, and will continue to experience threats and cyber-attacks, including unauthorized access, state-sponsored cyber attacks, computer hackers, computer viruses, malicious code, ransomware, phishing and other security breaches, problems and system disruptions, including unauthorized access to and disclosure of our and our clients’ proprietary, classified or other protected information. We are also subject to social engineering attacks which have caused, and may also seek to cause in the future, payments due to or from us to be misdirected to fraudulent accounts, which may not be recoverable by us.
We also face increasing risks associated with operational technology ("OT") systems, particularly in our work supporting critical infrastructure sectors in which we operate. These risks include cyber threats targeting legacy and modernized OT environments, challenges in integrating secure digital solutions with aging infrastructure, and the growing attack surface introduced by IoT ("internet of things") and IIoT ("industrial internet of things") devices. Additionally, we must navigate evolving regulatory requirements and ensure operational continuity in the face of potential system disruptions.
While we have security measures and technology in place designed to protect our and our clients’ proprietary, classified and other protected information, there can be no assurance that our efforts will prevent all threats to our computer systems. The U.S. federal government has continued to raise concerns about the potential for cyber-attacks generally as a result of heightened geopolitical tension and conflicts, including the Russia-Ukraine and Israel-Hamas conflicts and the escalating tensions in the Middle East, among others. In addition, the rapid evolution and increased adoption of artificial intelligence technologies may intensify our cybersecurity risks (e.g., AI used to develop malicious code and sophisticated phishing attempts). Because the techniques used to obtain unauthorized access or sabotage systems change frequently, cyber-attacks continue to become more sophisticated and generally are not identified until they are launched against a target. As such, we may be unable to anticipate these techniques or to implement adequate preventative measures. As a result, we may be required to expend significant resources to protect against the threat of system disruptions and security breaches or to alleviate problems caused by these disruptions and breaches. Any of these events could damage our reputation, result in significant business interruption, cause us to incur significant liability and have a material adverse effect on our business, financial condition and results of operations.
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
We are also subject to data sovereignty requirements imposed by the U.S. government, other sovereign governments, and, in some cases, by clients through specific contractual provisions. These requirements restrict how and where data is stored, processed, and accessed, particularly in relation to sensitive or classified information. Compliance with these requirements often necessitates localized infrastructure, specialized data handling protocols, and enhanced cybersecurity controls. Failure to comply with these requirements could result in contractual penalties, reputational harm, or the loss of current and future business opportunities with affected clients, all of which could have a material adverse effect on our business, financial condition and results of operations.
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
Our clients or other third parties may also provide us with their proprietary technology and intellectual property. There is a risk we may not sufficiently protect our or their information from improper use or dissemination and, as a result, we could be subject to claims and litigation and resulting liabilities, loss of contracts or other consequences that could have a material adverse impact on our business, financial condition and results of operations.
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
•Collectability of billed and unbilled accounts receivable and the need and amount of any allowance for expected credit losses;
•Estimates of other liabilities, including litigation and insurance revenues/reserves and reserves necessary for self-insured risks;
•Accruals for estimated liabilities, including litigation reserves;
•Valuation of assets acquired, and liabilities, goodwill, and intangible assets assumed, in acquisitions and ongoing assessment of impairment;
•Valuation estimates for redeemable noncontrolling interest calculations;
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
We have various employee benefit plan obligations that require us to make contributions to satisfy, over time, our underfunded benefit obligations, which are generally determined by calculating the projected benefit obligations minus the fair value of plan assets. For example, as of September 26, 2025 and September 27, 2024, our defined benefit pension and post retirement benefit plans were underfunded by $41.5 million and $82.2 million, respectively, not including U.S. multiemployer pension plans. See Note 13- Pension and Other Post Retirement Benefit Plans in the Notes to Consolidated Financial Statements beginning on page F-1 of this Annual Report on Form 10-K for additional disclosure. We may have to contribute additional cash to meet any underfunded benefit obligations associated with retirement and post retirement benefit plans we manage or for which we have contribution or funding obligations (e.g., multiemployer pension plans). If we are required to contribute a significant amount of the deficit for underfunded benefit plans, our cash flows could be materially and adversely affected.
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
We also continue to monitor changes in global pension regulations, as the complexity of pension laws in the jurisdictions where we sponsor plans can present financial risks in the event of non-compliance.

Our businesses could be materially and adversely affected by events outside of our control.
Extraordinary or force majeure events beyond our control, such as natural or human caused disasters and geopolitical volatility and conflicts, could negatively impact our ability to operate. As an example, from time to time we face unexpected severe weather conditions that may result in weather-related delays that are not always reimbursable under a fixed-price contract; evacuation of personnel and curtailment of services; increased labor and material costs in areas resulting from weather-related damage and subsequent increased demand for labor and materials for repairing and rebuilding; inability to deliver materials, equipment and personnel to work locations in accordance with contract schedules; and loss of productivity.
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
Remote and hybrid working arrangements may increase our costs and adversely impact our culture and our ability to effectively recruit, retain and train our personnel.
Many of our employees have been working remotely since the COVID-19 pandemic. Remote working arrangements require that we continue to adopt techniques and tools to effectively train and integrate new hires and preserve our culture. Failure to effectively train our employees could create challenges for us in maintaining high levels of employee awareness of, and compliance with, our internal procedures and external regulatory compliance requirements, in addition to increasing our recruiting, training and supervisory costs, while failure to preserve our culture for any reason could harm our future success, including our ability to recruit new talent in the marketplace and retain existing personnel, innovate and operate effectively and execute on our business strategy. Conversely, our new hybrid working policy, which requires certain employees to work in an assigned office or client site for a minimum number of days each week, requires that we adopt techniques to effectively communicate and demonstrate the benefits of in-person collaboration, team building and execution and individual and team learning and professional development. Failure to adequately communicate and demonstrate the benefits of our hybrid working policy and obtain employee buy-in could similarly harm our future success, including our ability to recruit new talent in the marketplace and retain existing personnel, innovate and operate effectively and execute on our business strategy.

Negotiations with labor unions and possible work actions could disrupt operations and increase labor costs and operating expenses.
A certain portion of our work force has entered into, and additional portions may in the future enter into, collective bargaining agreements, which on occasion may require renegotiation. The outcome of future negotiations relating to union representation or collective bargaining agreements may not be favorable to the Company in that they may increase our operating expenses and lower our net income as a result of higher wages or benefit expenses. In addition, negotiations with unions diverts management attention and could disrupt operations, which may adversely affect our results of operations. If we are unable to negotiate acceptable collective bargaining agreements, we may have to address union-related work actions, including work slowdowns, lockouts and strikes. Depending on the nature, type and duration of any work action, these actions could have a material adverse impact on our business, financial condition and results of operations.
Our professional reputation and relationships are critical to our business, and any harm to our reputation or relationships could have a material adverse effect on our business, financial condition and results of operations.
Our professional reputation is critical to maintaining strong relationships with our customers, suppliers, employees, investors, and the communities in which we operate. Adverse publicity or negative public perception of our company, whether actual or perceived, could have a material adverse effect on our business, financial condition, and results of operations.
•Reputational harm may arise from a variety of sources, including, but not limited to:
•Project performance issues, such as schedule delays, work stoppages, cost overruns or failure to meet project specifications or professional standards;
•Health, safety, or security incidents at work sites involving our employees, contractors, subcontractors, clients or others;
•Cybersecurity or data protection failures, including breaches of confidential or proprietary information;
•Mismanagement of emerging technologies, including artificial intelligence;
•Compliance lapses, including those related to domestic and foreign government laws, regulations and policies;
•Environmental incidents, such as the contamination of, or damage to, natural resources or the environment, caused by us or our contractors, subcontractors, agents or partners;
•Changing and evolving values and perceptions regarding climate change and sustainability, including any perceived shortcomings in our climate- or sustainability-related practices or policies;
•Engagements in or perceived connections to politically or socially sensitive activities;
•Misconduct, fraud or other improper conduct or other acts resulting in reputational damage by our employees, contractors, subcontractors, agents, partners or anyone performing on behalf of the company; and
•Disputes with our partners or clients or negative outcomes of pending or future claims and litigation.
The speed and reach of digital communications and social media increase the likelihood that negative information, whether accurate or not, could spread quickly and be difficult to remediate. Damage to our reputation may affect customer and government agency decisions in awarding contracts, as many of our public-sector and large private-sector customers place high importance on past performance, safety records, and community impact. Reputational harm may also negatively influence employee morale, talent retention, and recruitment, while increasing regulatory oversight and/or compliance costs, or result in more restrictive contract terms. In addition, a loss of investor, lender, or community confidence could increase our cost of capital, limit our access to future business opportunities and diminish shareholder value. Any such reputational damage, whether arising from a single event or a series of issues, could materially and adversely affect our business, financial condition, and results of operations.

Our focus on new growth areas for our business entails risks, including those associated with new relationships, clients, talent needs, capabilities, service and product offerings, and maintaining our collaborative culture and core values.
We are focused on growing our presence in our addressable markets by: expanding our relationships with existing clients, suppliers, subcontractors and partners across our full value chain, developing new clients by leveraging our core competencies, further developing our existing capabilities and service offerings, creating new capabilities and solutions offerings to address our clients' emerging needs, and undertaking business development efforts focused on identifying near-term developments and long-term trends that may pose significant challenges for our clients, and identifying potential corporate acquisitions that could strengthen or enhance our service offerings. These efforts entail inherent risks associated with innovation and competition from other participants in those areas, potential failure to help our clients respond to the challenges they face, our ability to manage risk exposure and comply with uncertain evolving legal standards applicable to certain of our offerings, including those in the cybersecurity area and related to PFAS services offered to our clients, and, with respect to potential international growth, risks associated with operating in foreign jurisdictions, such as compliance with applicable foreign and U.S. laws and regulations that may impose different and, occasionally, conflicting or contradictory requirements, and the economic, legal, and political conditions in the foreign jurisdictions in which we operate. As we work to develop new capabilities, service and product offerings and relationships with existing and potential clients, suppliers, subcontractors and partners across our full value chain, these efforts could harm our results of operations due to, among other things, a diversion of our focus and resources and actual costs, opportunity costs of pursuing these opportunities in lieu of others and a failure to reach a profitable return on our investments in new technologies, capabilities, and businesses, including expenses on research and development investments, and these efforts could ultimately be unsuccessful.
The needs of our customers change and evolve regularly. Our success depends upon our ability to identify emerging technological trends; develop or acquire technologically advanced, innovative, and cost-effective products and services; and market these products and services to our customers. For example, one of our business strategies is to invest in, develop and promote innovative climate response technologies and solutions in order to meet the demands of our public and private sector clients. A misalignment between the technologies and solutions we identify to invest in, develop and promote and our clients’ needs may adversely impact our results of operations and reputation. Although we have strategies to mitigate this risk, we cannot assure you that we will identify the most effective technologies and solutions to invest in, promote or develop. Additionally, as we diversify and expand our product offerings, there is also an increased risk that one or more of our product offerings could fail to meet specifications in a particular application or could be perceived by our customers to contain defects, which could result in our being liable for damages and losses that arise from such products. Products with defects, or which are otherwise incompatible with intended end uses, may also result in us having to recall such products, or provide additional services under the product warranty, which may impact our profitability. A failure of our products and solutions to meet specifications may materially adversely affect our business, results of operations, or financial condition.
Our success also depends on our continued access to suppliers, subcontractors and partners, who provide us with important technologies, components and talent. The possibility exists that our competitors might develop new capabilities or service offerings that might cause our existing capabilities and service offerings to become obsolete. If we fail in our new capabilities development efforts or our capabilities or services fail to achieve market acceptance more rapidly than our competitors, our ability to procure new contracts could be negatively impacted, which would negatively impact our results of operations and financial condition.
In addition, with the growth of our U.S. and international operations, we provide client services and undertake business development efforts in numerous and disparate geographic locations, both domestically and internationally. Our ability to effectively serve our clients is dependent upon our ability to successfully leverage our operating model across all of these and any future locations, maintain effective management controls over all of our locations to ensure, among other things, compliance with applicable laws, rules and regulations, and instill our core values in all of our personnel and partners at each of these and any future locations. Any inability to ensure any of the foregoing could have a material adverse effect on our business and results of operations.

Fluctuations in commodity prices may affect our customers’ investment decisions and therefore subject us to risks of cancellation, delays in existing work, or changes in the timing and funding of new awards.
Commodity prices can affect our customers in a number of ways. For example, for those customers that produce commodity products such as oil, gas, batteries or fertilizers, fluctuations in price can have a direct effect on their profitability and cash flow and, therefore, their willingness to continue to invest or make new capital investments. Furthermore, declines in commodity prices can negatively impact our business in regions whose economies are substantially dependent on commodity prices, such as the Middle East. To the extent commodity prices decline or fluctuate and our customers defer new investments or cancel or delay existing projects, the demand for our services could decrease, which may have a material adverse impact on our business, financial condition and results of operations.
Commodity prices can also strongly affect the costs of projects. Rising commodity prices can negatively impact the potential returns on investments that are planned, as well as those in progress, and result in customers deferring new investments or canceling or delaying existing projects. Cancellations and delays have affected our past results and may do so in the future in significant and unpredictable ways and could have a material adverse impact on our business, financial condition and results of operations.
If we, or any of our subsidiaries or companies in which we have made strategic investments, lose, or experience a significant reduction in, business from one or a few large customers, it could have a material adverse impact on us.
A few clients have in the past, and may in the future, account for a significant portion of our revenue and/or backlog, or the revenue and/or backlog for our subsidiaries or companies in which we have made strategic investments, in any one year or over a period of several consecutive years. For example, in fiscal 2025, 2024 and 2023, approximately 8%, 10% and 9%, respectively, of our revenue was earned directly or indirectly from agencies of the U.S. federal government. Although we have long-standing relationships with many of our significant clients, our clients may unilaterally reduce, delay or cancel their contracts at any time. If we, or any of our subsidiaries or companies in which we have made strategic investments, lose, or experience a significant reduction in business from a significant client could have a material adverse impact on our business, financial condition, and results of operations.
We may use artificial intelligence, machine learning, data science and similar technologies in our business, and challenges with properly managing such technologies could result in reputational harm, competitive harm, and legal liability, and adversely affect our business, financial condition and results of operations.
As part of our broader digital transformation strategy, we are integrating artificial intelligence machine learning, data science and similar technologies (collectively, “AI”) to improve operational efficiency, enhance service delivery, and support data-driven decision-making across our core markets, including advisory services, infrastructure, environmental services, and defense. AI is being leveraged to optimize project workflows, automate repetitive tasks, and strengthen predictive analytics. These capabilities are expected to contribute to long-term value creation and competitive differentiation. However, the adoption of AI also introduces new regulatory compliance and cybersecurity considerations, including increased exposure to data breaches, adversarial attacks on AI models, and vulnerabilities in third-party AI platforms. While we believe that we have implemented robust cybersecurity controls, including threat detection, secure model development practices, and governance frameworks to responsibly and securely deploy AI technologies, we cannot be certain that such efforts will be successful.
As with many developing technologies, AI presents risks and challenges that could affect its further development, adoption, and use, and therefore our business. AI algorithms may be flawed or biased. Datasets used to train or develop AI systems may be insufficient, of inferior quality, or contain biased information. Additionally, the laws and regulations concerning the use of AI continue to evolve. There is increasing divergence globally among AI regulations, which will require us to navigate different obligations in different geographies. If the use or integration of AI systems, or the outputs generated by such systems, were determined to be non-compliant (e.g., in relation to intellectual property or data privacy rights), this may result in liability, including legal liability, or adversely affect our business, reputation, brand, financial condition and results of operations. It is possible that emerging regulations may limit or block the use of AI in our business and solutions or otherwise impose other restrictions that may affect or impair the usability or efficiency of our business or services for an extended period of time or indefinitely. Our competitors or other third parties may incorporate AI into their product development, product offerings, technology and infrastructure products more quickly or more successfully than us, which could impair our ability to compete effectively and adversely affect our business, financial condition and results of operations.

We maintain our cash at financial institutions, often in balances that exceed federally insured limits.
The majority of our cash is held in accounts at U.S. banking institutions that we believe are of high quality. Cash held in depository accounts may at times exceed the $250,000 Federal Deposit Insurance Corporation insurance limits. If such banking institutions were to fail, we could lose all or a portion of those amounts held in excess of such insurance limitations. Any material loss that we may experience in the future could have a material adverse effect on our financial position and could materially impact our ability to pay our operational expenses or make other payments. Banking institution failures, or changes in legislation and regulation, may adversely impact other entities that would, in turn, impact us. If our clients, suppliers, insurers, joint venture partners, sureties, or other parties with whom we do business are affected by issues in the banking industry it may have an adverse impact on our operational and financial performance.
Risks Related to International Operations
Our international operations are exposed to additional risks and uncertainties, including unfavorable political developments and weak foreign economies.
For fiscal 2025, approximately 38% of our revenue was earned from clients outside the U.S. Our business is dependent on the continued success of our international operations, and we expect our international operations to continue to account for a significant portion of our total revenues. Our international operations are subject to a variety of risks, including:
•Recessions and other economic crises in other regions, such as Europe, Asia or other specific foreign economies and the impact on our costs of doing business in those countries;
•Difficulties in staffing and managing foreign personnel and operations, including challenges related to logistics, communications and professional licensure and work permits of our international workforce;
•Unexpected changes in foreign government policies, regulatory requirements and procurement practices, including policies adopted by countries that may champion or otherwise favor domestic companies and technologies over foreign competitors;
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
The lack of a well-developed legal system in some of these countries may make it difficult to enforce our contractual rights. In addition, military action, geopolitical shifts or continued unrest, particularly in Ukraine and the Middle East, could disrupt our operations in the region and elsewhere and may also impact the supply or pricing of oil, increase our security costs and cost of compliance with local laws, and present risks to our reputation. Additionally, recent events, including changes in U.S. trade policies and responsive changes in policy by foreign jurisdictions and similar geopolitical tensions and conflicts, including the Russia-Ukraine and Israel-Hamas conflicts, escalating tensions in the Middle East, increasing tensions between the U.S. and China and uncertainty in the E.U., Asia and elsewhere, have increased levels of political and economic unpredictability globally, and may increase the volatility of global financial markets and the global and regional economies.
In addition, our globally connected talent force collaborates to deliver solutions for clients, agnostic of geography. This relies upon client procurement models that are open to global professional service provision. Increased nationalization and heightened “buy-local” policies and regulations could reduce the effectiveness and competitive differentiation enabled by our global delivery model and compound the existing talent shortage in key geographies. To the extent our international operations are affected by unexpected or adverse economic, political and other conditions, our business, financial condition and results of operations may be adversely affected.
Changes in domestic and foreign governmental laws, regulations and policies, changes in statutory tax rates and laws, and unanticipated outcomes with respect to tax audits could adversely affect our business, profitability and reputation.
Our domestic and international sales and operations are subject to risks associated with changes in laws, regulations and policies (including environmental and employment requirements, export/import laws, tax policies, integrated financial/non-financial reporting requirements, such as the Corporate Sustainability Reporting Directive and the Corporate Sustainability Due Diligence Directive in the European Union and other similar legal requirements). Failure to comply with any of the foregoing laws, regulations and policies could result in civil and criminal, monetary and non-monetary penalties, as well as damage to our reputation. In addition, our costs of complying with new and evolving regulatory reporting requirements and current or future laws, including environmental protection, employment, data security, data privacy and health and safety laws, may exceed our estimates. While these risks or the impact of these risks are difficult to predict, any one or more of them could adversely affect our business, results of operations and reputation.
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
We are a global professional services company, with our international operations accounting for approximately 38% of our annual revenue in fiscal 2025. Fluctuations in exchange rates for foreign currencies to the U.S. dollar could impact the earnings and cash flows we receive from projects in non-U.S. markets, negatively impact our competitiveness in those markets or otherwise adversely impact our business results, reported financial condition and the U.S. dollar value of our backlog. Our reported financial condition and results of operations are exposed to the effects (both positive and negative) that fluctuating exchange rates have on the process of translating the financial statements of our international operations, which are denominated in currencies other than the U.S. dollar, into the U.S. dollar.
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
We work in international locations where there are high security and compliance risks, which could result in harm to our employees or unanticipated costs.
Some of our services are performed in high-risk locations, where the country or location is subject to political, social or economic risks, or war, terrorism or civil unrest. In those locations where we have employees or operations, we may expend significant efforts and incur substantial security costs to maintain the safety of our personnel and to ensure that our personnel comply with all applicable laws and regulations. Despite these activities, in these locations, we cannot always guarantee the safety of our personnel or the lawfulness of their actions. Acts of terrorism, threats of armed conflicts, violence in the workplace, kidnapping and ransom, and human rights violations, including unethical sourcing, in or around various areas in which we operate could limit or disrupt markets and our operations, including disruptions resulting from the evacuation of personnel or the cancellation of contracts, and in some instances, cause damage to our reputation. The loss of key employees or contractors, whether as a result of injury, death, attrition or termination, may adversely impact our business operations.
International trade issues, including tariffs and counter tariffs, if continued, may have a negative impact on our business generally.
Over the past year, there have been notable developments in international trade from the imposition of tariffs and counter tariffs in the United States, and in other countries in which we or our customers and suppliers operate. Increases in protectionist measures such as tariffs or import or export licensing requirements, whether imposed by the United States or such other countries, may adversely impact our business by causing a slowdown in global trade and a decrease in government or corporate spending.
These measures may also have the effect of heightening many of the other risks applicable to our business, including risks relating to:
•the impact of inflation and high interest rates and/or construction costs, particularly on any fixed-price contract, which we may not be able to fully mitigate,
•our failure to meet performance requirements or contractual schedules, including as a result of supply chain disruptions,
•a reduction in the amount of available governmental funding,
•our international operations, including risks of facing backlash from potential customers as a result of being headquartered in the United States, and
•our indebtedness and credit markets.
While tariffs on goods and other trade measures have not yet had a significant impact on our business or results of operations, we are monitoring and evaluating any potential impacts that the imposition of tariffs and other trade measures may have on our business, and implementing ways in which we, or our clients, may mitigate the potential impact of such tariffs and other trade measures on our business and future demand for our services by our clients. There is no assurance that we will be successful in mitigating such impacts. Additionally, we cannot fully predict the further developments that could have a material adverse impact on our business, financial condition and results of operations.

Risks Related to Acquisitions, Investments, Joint Ventures and Divestitures
We may not achieve some or all of the expected benefits of the Separation Transaction.
On September 27, 2024, we completed the separation of our Critical Mission Services business and a portion of our Divergent Solutions business (the “Separated Business”) in the Separation Transaction. In addition, during fiscal 2025, we disposed of our remaining stake in AMTM, and concluded providing most of the transitional services we were requested to provide in connection with the transaction. Although we believe that the Separation Transaction will enhance our long-term value by allowing us to dedicate financial and human capital resources to pursue appropriate growth opportunities and execute our strategic plan, we may not be able to achieve some or all of the anticipated benefits from the separation of our businesses, and the Separation Transaction may adversely affect our business. The Separation Transaction resulted in two independent, publicly traded companies. We are now a smaller, less diversified and more narrowly focused business than before the Separation Transaction, which makes us more vulnerable to changing market and economic conditions. Additionally, the loss of scale from the Separated Business could negatively impact our results of operations, financial condition and cash flows.
Additionally, any contractual arrangements between us and the Separated Business will be on an arm's length basis rather than intercompany arrangements, and therefore may be less favorable to us, may not efficiently mitigate dis-synergies arising from the Separation Transaction, and may be inadequate to provide for the ongoing operation and growth of our business, preserve continuity for clients, deliver key capabilities or otherwise provide for continued cooperation in relevant business areas. If we fail to achieve some or all of the benefits that we expect to achieve as a result of the Separation Transaction, or do not achieve them in the time we expect, our results of operations and financial condition could be materially adversely affected.
Amentum may fail to perform under various transaction agreements that were executed as part of the Separation Transaction.
In connection with the Separation Transaction, we and Amentum entered into various transaction agreements, including a transition services agreement and project services agreement. The obligations under the transition services agreement have been largely concluded. However, the project services agreement provides for the performance of certain services by us or Amentum for our benefit of the other party on certain ongoing client projects. We rely on Amentum to satisfy its performance obligations under these agreements. If Amentum is unable or unwilling to satisfy its obligations under these agreements, including indemnification obligations, our business, results of operations and financial condition could be adversely affected.
The Separation Transaction could result in a significant tax liability if the terms of the IRS private letter ruling are not satisfied.
In connection with the Separation Transaction, we received a private letter ruling from the Internal Revenue Service (the “IRS”) stating that the distribution qualified for tax-free treatment under the Internal Revenue Code of 1986, as amended (the “Code”). Notwithstanding the IRS private letter ruling and the opinions of tax advisors received prior to the distribution, if the IRS determines that factual representations or assumptions made in the IRS private letter ruling request are untrue or incomplete in any material respect or if undertakings made to the IRS in connection with the IRS private letter ruling request are or have been violated, then we will not be able to rely on the IRS private letter ruling and the potential resulting tax liability to us and our shareholders could be substantial.
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
Because we have grown in part through acquisitions, goodwill and intangible assets represent a substantial portion of our assets. As of September 26, 2025, we had $4.78 billion of goodwill, representing 42.5% of our total assets of $11.3 billion. Under U.S. GAAP, we are required to test goodwill carried in our Consolidated Balance Sheets for possible impairment on an annual basis, and whenever events occur, or circumstances change, that indicate impairments could exist, based upon a fair value approach. We also assess the recoverability of the unamortized balance of our intangible assets when indications of impairment are present based on expected future probability and undiscounted expected cash flows and their contribution to our overall operations. We have chosen to perform our annual impairment reviews of goodwill at the beginning of the fiscal fourth quarter.
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
We may engage in mergers, acquisitions, strategic investments or divestitures as part of our business strategy to accelerate our growth. These transactions present certain risks and uncertainties.
We may engage in mergers, acquisitions, strategic investments, or divestitures (“M&A Activity”) as part of our business strategy to accelerate our growth. We have engaged in M&A activity both as a purchaser, including our acquisitions of CH2M, BlackLynx and StreetLight and our strategic investment in PA Consulting, as well as a seller, including the sale of the ECR (as defined below) business to Worley (as defined below) and the Separation Transaction. Our future M&A Activity may differ from those historically associated with our operations. These transactions, as well as transactions we may engage in in the future, present a number of risks, including:

•Assumption of risks and liabilities of an acquired business, including those that were not accurately identified or quantified during the due diligence process and/or that were unknown at the time the transaction was negotiated, such as if the target company failed to comply with U.S. federal, state, local and foreign laws and regulations and/or contractual requirements with clients;
•Failure to realize anticipated benefits, such as cost savings, synergies, business opportunities and growth opportunities within the anticipated timeframe or at all, including due to insufficient profit generation to offset liabilities assumed and expenses associated with the acquired business or strategic investment and the loss of key customers or suppliers, including as a result of any actual or perceived conflicts of interest;
•Difficulties or delays in obtaining regulatory approvals, licenses and permits;
•Difficulties relating to combining previously separate entities into a single, integrated, and efficient business, including the inability to adequately bridge possible differences in cultures, business practices and management philosophies and difficulties retaining and assimilating key personnel, benefits, services and systems of an acquired business;
•For strategic investments in which we do not acquire 100% of the target company, the other equity holders may have various governance rights and other minority protections, including consent rights over certain actions taken by the company, and these may result in additional costs, including from continuing to operate the target company on a standalone basis;
•The effects of diverting leadership’s attention from day-to-day operations to matters involving the integration of target companies and/or new and sometimes geographically dispersed operations;
•Potentially substantial transaction costs associated with business combinations, strategic investments and/or divestitures and the possible incurrence of substantial indebtedness to finance the transaction;
•Potentially insufficient profit generation to offset liabilities assumed and expenses associated with the acquired business or strategic investment;
•Potential impairment resulting from the post-closing deterioration in the target company's business or the overpayment for an acquisition or investment, including due to the failure of our valuation methodologies to accurately capture the value of the target company's business;
•Increased burdens on our staff and on our administrative, internal control and operating systems, which may hinder our legal and regulatory compliance activities;
•Increased financial and accounting challenges and complexities in areas such as tax planning, treasury management, financial and non-financial (e.g., climate-related) reporting and internal controls;
•Potential post-closing financial arrangements, such as purchase price adjustments, earn-out obligations and indemnification obligations, which may have unpredictable results and include post-closing restrictions that may impact the Company's ability to integrate an acquired business or pursue growth opportunities;
•The potential for litigation relating to the transaction, including claims for damages or indemnification by any counterparty, including potential disputes relating to post-closing covenants or payment obligations; and
•The risks discussed in this Item 1A. Risk Factors may be magnified by the activities of any acquired business prior to the acquisition.
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

In addition, we may periodically divest or plan to divest businesses, including businesses that are no longer a part of our ongoing strategic plan. Divesting businesses involves risks and uncertainties, such as the difficulty separating assets related to such businesses from the businesses we retain, employee distraction, and the need to obtain regulatory approvals and other third-party consents, which could potentially disrupt customer and vendor relationships. These Divestitures may require a significant investment of our time and resources and may disrupt our business, distract our management from other responsibilities and may result in losses on disposal or continued financial involvement in the divested business, including through indemnification, guarantee or other financial arrangements, for a period of time following the divestment, which could adversely affect our business, financial condition or results of operations. When we determine that we would like to divest a business, we may not be able to divest that business on attractive terms or at all. Because of these challenges, as well as market conditions or other factors, anticipated divestitures may take longer or be costlier or generate fewer benefits than expected and may not be completed at all. If we are unable to complete the divestitures or to successfully transition divested businesses, our business and financial results could be negatively impacted.
Acquisitions, strategic investments and divestitures create various business risks and uncertainties during the pendency of the transaction.
Consummation of any acquisition, merger, strategic investment or divestiture is subject to the satisfaction of customary conditions, including one or more of the following: (i) due diligence and its associated time and cost commitments, (ii) board and shareholder approval, (iii) regulatory approvals, (iv) the absence of any legal restraint that would prevent the consummation of the transaction, (v) the absence of material adverse conditions which can prevent the consummation of the transaction, and (vi) compliance with covenants and the accuracy of representations and warranties contained in the transaction agreement, among others. One or more of these conditions may not be fulfilled and, accordingly, the transaction may not be consummated or may be significantly delayed. In such case, our ongoing business, financial condition and results of operations may be materially adversely affected, and the market price of our common stock may decline, particularly to the extent that the market price reflects a market assumption that the transaction will be consummated or will be consummated within a particular timeframe.
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
Risks Related to Regulatory Compliance
Past and future non-financial health, safety, security and environment-related laws and regulations could impose significant additional costs and liabilities.
We are subject to a variety of HSSE-related laws and regulations governing, among other things, discharges to air and water, the handling, storage and disposal of hazardous or waste materials and the remediation of contamination associated with the releases of hazardous substances, government security standards and human health and safety. These laws and regulations and the risk of attendant litigation can cause significant delays to a project and add significantly to its cost. Violations of these regulations could subject us and our management to civil and criminal penalties and other liabilities.
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
HSSE laws and regulations and policies are reviewed periodically, and any changes thereto could affect us in substantial and unpredictable ways. Such changes could, for example, relax or repeal laws and regulations relating to the environment, which could result in a decline in the demand for our environmental services and, in turn, could negatively impact our revenue. Changes in the environmental laws and regulations, remediation obligations, enforcement actions, stricter interpretations of existing requirements, future discovery of contamination or claims for damages to persons, property, natural resources or the environment could result in material costs and liabilities that we currently do not anticipate. Failure to comply with any HSSE laws or regulations, whether actual or alleged, exposes us to fines, penalties or potential litigation liabilities, including costs, settlements and judgments, any of which could adversely affect our business, financial condition and results of operations.
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
The U.S. Foreign Corrupt Practices Act (“FCPA”), the U.K. Bribery Act of 2010, and similar anti-bribery laws in other jurisdictions generally prohibit companies and their intermediaries from making improper payments for the purpose of obtaining or retaining business. Our policies mandate compliance with these anti-bribery laws, including the requirements to maintain accurate information and internal controls. We operate in many parts of the world that have experienced governmental corruption to some degree and in certain circumstances; strict compliance with anti-bribery laws may conflict with local customs and practices. Despite our training and compliance programs, there is no assurance that our internal control policies and procedures will protect us from acts committed by our employees or agents. If we are found to be liable for FCPA or other violations (either due to our own acts or our inadvertence, or due to the acts or inadvertence of others), we could suffer from civil and criminal penalties or other sanctions in multiple jurisdictions, including contract cancellations or debarment and loss of reputation, any of which could have a material adverse impact on our business, financial condition and results of operations.
Risks Related to Sustainability and Corporate Responsibility
Climate change and related environmental issues could have a material adverse impact on our business, financial condition and results of operations.
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
Our business operations are subject to various and changing federal, state, local and foreign laws and regulations that could result in costs or sanctions that adversely affect our business and results of operations.
Evolving regulatory and disclosure standards around sustainability objectives and reporting could impose additional compliance obligations on us that could adversely impact our business and results of operations. We seek to comply with applicable international and domestic regulations and client demands regarding public disclosure of our sustainability practices. As new laws, regulations and similar initiatives and programs continue to be adopted and implemented, we will be required to comply with such laws or regulations or potentially face negative consequences, such as market access limitations, enforcement actions, civil suits or sanctions and fines. If new laws or regulations are more stringent than current legal or regulatory requirements, we may experience increased compliance burdens and costs to meet such obligations. At the same time, an increasing number of regulators, lawmakers and other stakeholders have expressed or pursued contrary views, legislation and investment expectations with respect to sustainability-related ambitions and disclosures, including the enactment or proposal of “anti-ESG” legislation, regulation or policies, which may expose us to additional legal, financial or reputational risks based on our ambitions and disclosures.

Governmental policies designed to address the effects of climate change, or inversely, eliminating the focus on the effects of climate change, could increase the costs of projects for our clients or eliminate some or all government funding for a project, which, in some cases, could prevent a project from going forward, thereby potentially reducing the need for our services, which would in turn have a material adverse impact on our business, financial condition and results of operations. Further, climate legislation enacted to address the effects of climate change across all geographies poses a similar risk to us and our clients as we operate globally. However, further policy changes and climate legislation could also increase the overall demand for our services as our clients and partners work to comply with such policies, such as by decarbonizing their industries, transitioning from fossil fuels to renewable energy sources and developing integrated and sustainable solutions, which could have a positive impact on our business. We cannot predict when or whether any of these various proposals may be enacted or what their effect will be on us or on our customers.
We may also incur additional expenses as a result of U.S. and international regulators requiring additional disclosures regarding greenhouse gas ("GHG") emissions, and broader sustainability-related disclosures than we currently include in our Annual Sustainability Report or in other reports, documents and filings that are required to comply with global regulations. Compliance with the various laws and regulation that we are subject to and the associated potential cost, is further complicated by the fact that the countries and regions in which we operate are following different approaches to the regulation of both climate change and these broader matters. Complying, or failing to comply, with existing or future federal, state, local, and foreign legislation and regulations applicable to our sustainability efforts and reporting, which may conflict with one another, could cause us to incur additional compliance and operational costs or actions and suffer reputational harm, which could materially and adversely affect our business, financial condition and results of operations.
We may be unable to achieve our climate commitments and targets.
At Jacobs, we have established various climate commitments and targets, including our goal to source 100% renewable electricity and our net-zero target validated by the Science Based Targets initiative to reach net zero for our value chain by 2040. The achievement of our climate commitments and targets is subject to risks and uncertainties, many of which are outside of our control. These risks and uncertainties include, but are not limited to: our ability to execute our operational strategies and achieve our goals within the currently projected costs and the expected timeframes; the availability and cost of alternative fuels, global electrical charging infrastructure, off-site renewable energy and other materials and components; unforeseen design, operational and technological difficulties; the outcome of research efforts and future technology developments, including the ability to scale projects and technologies on a commercially competitive basis such as carbon sequestration and/or other related processes; compliance with, and changes or additions to, global and regional regulations, taxes, charges, mandates or requirements relating to GHG emissions, carbon costs or climate-related goals; labor-related regulations and requirements that restrict or prohibit our ability to impose requirements on third-party contractors; adapting products to customer preferences and customer acceptance of sustainable supply chain solutions; the actions of competitors and competitive pressures and an acquisition of or merger with another company that has not adopted similar carbon goals or whose progress toward reaching its carbon goals is not as advanced as ours. Accordingly, there is no assurance that we will be able to successfully execute our operational strategies and achieve our climate commitments and targets, which could damage our reputation and our relationships with our customers and other stakeholders, negatively affecting our business and results of operations.
Increasing scrutiny and changing and conflicting expectations from governmental organizations, clients, investors, suppliers and partners, communities and our employees with respect to our practices and disclosures related to sustainability and corporate responsibility may impose additional costs on us or expose us to new or additional risks that could adversely affect our business and results of operations.
There is increasing scrutiny from governmental organizations, clients, investors, suppliers, partners, communities, employees and other stakeholders on companies’ practices and disclosures related to sustainability and corporate responsibility, including with respect to climate change and carbon emissions, human rights, ethics, supply chain management and human capital management. If our practices and disclosures related to sustainability and corporate responsibility do not meet evolving rules and regulations or stakeholder expectations and standards (or if we are viewed negatively based on positions we do or do not take or work we do or do not perform or cannot publicly disclose for certain clients and industries), then our reputation and our ability to attract and/or retain new clients and leading experts, employees and other professionals could be negatively impacted, as could our attractiveness as an investment, service provider, employer, or business partner, and further, could lead to lawsuits, penalties or market access restrictions. Similarly, any failure or perceived failure in our efforts to achieve our current or future sustainability and corporate responsibility-related goals, targets, and objectives, or to advance our related initiatives, including by failing to satisfy various reporting standards within the timelines expected by stakeholders or at all, could also result in similar negative impacts.
Public statements with respect to sustainability and corporate responsibility-related matters also are becoming increasingly subject to heightened scrutiny from public and governmental authorities for being misleading or overstating certain capabilities or commitments (e.g. "greenwashing" or "AI-washing"). We are aware that non-governmental organizations and other private actors have filed lawsuits against companies under various securities and consumer protection laws alleging that certain statements, goals or standards made by issuers were misleading, false or otherwise deceptive, including those related to sustainability, corporate responsibility and use of emerging technologies. An inability to implement our policies and practices related to sustainability and corporate responsibility and maintain compliance with laws and regulations, or a perception among stakeholders that our sustainability and corporate responsibility disclosures and goals are insufficient, that our goals are unattainable or that there is a misalignment between our stated commitments and our actual practices, could harm our reputation and competitive position and negatively impact our business and results of operations.
We also provide information to our investors on our practices, policies and other matters related to sustainability and corporate responsibility and submit such information to organizations that evaluate companies on their approach to such matters. If we receive unfavorable ratings from these organizations, or if we fail to submit information to such organizations regarding our practices and policies, it may result in negative reactions from our investors, clients and/or other stakeholders, the diversion of investment or other projects to other companies, and difficulty in hiring skilled employees, which could materially and adversely affect our business, financial condition and results of operations.
Risks Related to Our Indebtedness and Credit Markets
We rely in part on liquidity from our credit facilities to fund our business. Restrictions in our credit facilities and other indebtedness could adversely affect our business.
We are currently a borrower under several credit facilities and our subsidiary, Jacobs Engineering Group Inc., has issued notes pursuant to an indenture with respect to which Jacobs has provided a guarantee. These facilities and indenture contain customary covenants restricting, among other things, our ability to incur certain liens and indebtedness. We are also subject to certain financial covenants in our credit facilities, including maintenance of a maximum consolidated leverage ratio. A breach of any covenant or our inability to comply with the required financial ratios could result in a default under one or more of our credit facilities or indentures and limit our ability to do further borrowing. Further, our borrowing rate is also affected by our consolidated leverage ratio and any material increase in our leverage ratio could increase our borrowing rate. We cannot assure you that we will be able to maintain compliance with these covenants in the future and, if we fail to do so, we may be prohibited from undertaking actions that are necessary or desirable to maintain or expand our business. Additionally, if it becomes necessary to refinance these borrowings on less favorable terms, or if we are unable to refinance at all, our results of operations and financial condition could be materially adversely affected by increased costs and rates.
Our business may be adversely affected by disruptions or lack of liquidity in the credit markets, including reduced access to credit and higher costs of obtaining credit.
We depend on the availability of credit to grow our business and to help fund business acquisitions. Instability in the credit markets in the U.S. or abroad, and continued inflation and rising interest rates could cause the availability of credit to be relatively difficult or expensive to obtain on commercially reasonable terms or in sufficient amounts. This situation could make it more difficult or more expensive for us to access funds, refinance our existing indebtedness, enter into agreements for new indebtedness, or obtain funding through the issuance of securities or such additional capital may not be available on terms acceptable to us, or at all.
We also routinely enter into contracts with counterparties including vendors, suppliers and subcontractors that may be negatively impacted by events in the credit markets. Disruptions of the credit or capital markets could also adversely affect our clients’ ability to finance projects and could result in contract cancellations or suspensions, project delays and payment delays or defaults by our clients. In addition, clients may be unable to fund new projects, may choose to make fewer capital expenditures or otherwise slow their spending on our services or to seek contract terms more favorable to them. These circumstances could also lead to disputes and litigation with our partners or clients, which could have a material adverse impact on our reputation, business, financial condition and results of operations.

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
Maintaining adequate bonding, letter of credit and bank guarantee capacity is necessary for us to successfully bid on and win some contracts.
In line with industry practice, we are often required to provide performance or payment bonds, letters of credit and/or bank guarantees at the request of our customers. These instruments indemnify or compensate the customer should we fail to perform our obligations under the contract. If a bond, a letter of credit or a bank guarantee is required for a particular project and we are unable to obtain the required financial support, we may not be able to pursue that project. Historically, we have had adequate credit capacity and access to these financial instruments to satisfy our customers’ requirements. The issuance and availability of these financial instruments, however, is dependent upon number of factors, including the surety’s or bank’s willingness to provide the support, our credit standing and the availability of credit in general. In the event of a change in our credit rating or a tightening of the credit market, it may be difficult to find sureties or banks who will provide required levels of financial support, or it may only be available at significant additional cost. There can be no assurance that our bonding or bank capacity will continue to be available to us on reasonable terms. In addition, future projects may require us to obtain bonding or letters of credit that extend beyond the terms of our surety and banking agreements or exceed our financial wherewithal. Our inability to obtain adequate bonding, letters of credit and bank guarantees when required could have a material adverse impact on our business, financial condition and results of operations.
Our variable rate indebtedness subjects us to interest rate risk, which could cause our debt service obligations to increase and our net income and cash flows to correspondingly decrease.
Borrowings under our credit facilities are at variable rates of interest and expose us to interest rate risk. In the past year, inflation and other factors have resulted in an increase in interest rates generally, which has impacted our borrowing costs. Even though interest rates have decreased in recent months, if interest rates were to increase, our debt service obligations on the variable rate indebtedness referred to above would increase even if the principal amount borrowed remained the same, and our net income and cash flows will correspondingly decrease. We are also currently party to, and in the future, we may enter into additional, interest rate swaps that involve the exchange of floating for fixed rate interest payments, in order to reduce interest rate volatility. However, we may not maintain interest rate swaps with respect to all of our variable rate indebtedness, and any swaps we enter into may not fully mitigate our interest rate risk.
In addition, our credit facilities reference the Secured Overnight Financing Rate (“SOFR”) as the primary benchmark rate for our U.S. Dollar variable rate indebtedness. SOFR is a relatively new reference rate and with a limited history, and changes in SOFR have, on occasion, been more volatile than changes in other benchmark or market rates. Our indebtedness in other currencies is also subject to various benchmarks that can be difficult to predict. As a result, the amount of interest we may pay on our variable rate indebtedness is difficult to predict. We have also included sustainability-linked key performance indicators ("KPIs") in our credit facilities and certain of our senior notes, with KPI targets that include improving gender diversity and, in the case of the senior notes, reducing GHG emissions. Failure to achieve such targets could result in an interest rate step up on the debt, which would cause an increase in our debt payment obligations and could negatively impact our reputation.

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
Item 1B.    UNRESOLVED STAFF COMMENTS
None.
Item 1C.    CYBERSECURITY
We maintain a cybersecurity program, designed to proactively identify, assess, manage, mitigate, and respond to cybersecurity threats. Our Cybersecurity Organization develops, implements, and maintains this program, which is governed by our global cybersecurity policy. The underlying controls of the cybersecurity program are based on recognized best practices and standards for cybersecurity and information technology and is aligned with the National Institute of Standards and Technology (“NIST”) Cybersecurity Framework (“CSF”) and the International Organization for Standardization (“ISO”) 27001 Information Security Management System Requirements. Cybersecurity is an important and integrated part of our enterprise risk management program that identifies, monitors and mitigates business, operational and legal risks. Our cybersecurity risk management process is integrated into our overall risk management process, and shares common methodologies, reporting channels and governance processes that apply across the risk management process to other legal, compliance, strategic, operational and financial risk areas.
We regularly assess the threat landscape and take a holistic view of cybersecurity risks, with a layered cybersecurity strategy based on prevention, detection and mitigation. Our cybersecurity program maintains assessment protocols for proactively evaluating potential cybersecurity impacts and risks, supported by incident response procedures. We employ systematic processes to manage cybersecurity risks, including through cybersecurity audits, network interconnectivity reviews, system access controls and monitoring, and data backup and recovery. Our cloud environments undergo continuous assessment, with firewall and backup systems designed to support operational resilience. We employ a Zero Trust Security framework that requires identity verification for network access, complemented by regular system assessments and monitoring. Our security controls include identity management programs, data loss prevention protocols, and threat detection capabilities. Our controls undergo regular review and updates based on threat intelligence, ensuring adaptability to emerging threats. Similarly, our incident response program is regularly tested and updated to address emerging threat landscapes. To ensure organization-wide security awareness, cybersecurity training is mandatory and provided to all employees annually. Cybersecurity awareness is also included across other training programs, including our annual "Living our Values" training modules and our privacy training programs.

Third-party risk management is a critical component of our cybersecurity strategy. We maintain oversight of service providers through proactive monitoring, leveraging a cybersecurity questionnaire and security and privacy addenda to our contracts where applicable. We evaluate third party providers to ensure they maintain effective security management programs, compliance with information handling and asset management protocols, and provide prompt notification of any known or suspected cybersecurity incidents.
To validate our security posture, we engage independent external firms to conduct regular penetration testing, security audits, and cybersecurity consulting. We maintain ISO/IEC 27001 certification for our global enterprise. We also maintain a Cybersecurity Maturity Model Certification (CMMC) L2 certification for our U.S. Federal operations, and Cyber Essentials (CE) Plus certification for our U.K. operations. Additionally, our IT General Controls (ITGCs) undergo annual testing through Sarbanes-Oxley (SOX) audits, which examine security controls relating to system changes, access management, system configurations, and data backup processes.
Our Board of Directors has ultimate oversight of cybersecurity and information security risk, which it manages as part of our enterprise risk management program. The Board is assisted by the Audit Committee,,as it pertains to cybersecurity threats to the integrity of the Company's financial systems and compliance with cybersecurity related disclosures, and the Sustainability and Risk Committee, as it pertains to cybersecurity as a part of the Company's enterprise risk, which oversee our cybersecurity risk exposures, review management’s mitigation efforts, and report their findings to the Board. Throughout the year, our senior executives, including our Chief Information Security Officer ("CISO"), provide regular briefings to the full Board, the Audit Committee and the Sustainability and Risk Committee. These updates cover technology trends, regulatory developments, disclosure requirements, legal issues, policies and practices, threat environment assessments, and ongoing security measures to prevent, detect, and respond to critical threats. The Board and its committees regularly engage in discussions with senior executives regarding cybersecurity and information security risks. As part of our cybersecurity governance, we also maintain a Cybersecurity Steering Committee chaired by our CISO and comprised of executive management, operational leaders, and cross-functional teams. Generally, this committee meets quarterly, or more frequently as needed, to review, assess and direct decisions related to cybersecurity and information systems matters.
Our cybersecurity program is led by our CISO, who reports to our Chief Information Officer ("CIO"). Our CISO oversees prevention, detection, mitigation, and remediation efforts through regular communication and reporting from information security professionals, many of whom have decades of experience and hold certifications such as a Certified Information Systems Security Professional (CISSP) or Certified Information Security Manager (CISM). These efforts are supported by advanced technological tools, specialized software and engagement with external consultants. Our CISO has extensive experience assessing and managing cybersecurity programs and cybersecurity risk and holds the following credentials: Certified Information Systems Security Professional (CISSP), a Certified Ethical Hacker (CEH), FINRA Licensed (with a Series 99), and an Oracle Cloud Certified Professional (OCP). Our CISO and CIO regularly provide reports to the Board, the Audit Committee and the Sustainability and Risk Committee on our cybersecurity posture, key initiatives and ongoing efforts to prevent, detect, mitigate, and remediate cyber incidents. In the event of a cybersecurity incident, we follow established incident response procedures, which includes protocols for timely notification to senior management as well as the Board of Directors, with ongoing updates provided until the issue is remediated, as appropriate.
Our operations are subject to cybersecurity risks, including unauthorized access, system failures, and breaches that could originate from both internal networks and through third-party suppliers and service providers. While we have not experienced a material impact on our business strategy, results of operations and/or financial condition from cybersecurity threats or prior incidents, such events have the potential to have a material adverse effect on such aspects of our business. Realization of these risks could damage or disrupt access to our information systems or networks, compromise confidential or protected information, destroy or corrupt data or otherwise interfere with our operations. We continuously monitor our networks for unauthorized access attempts and maintain a range of defensive measures. However, the evolving and sophisticated nature of cyber threats means we cannot guarantee prevention of all potential incidents that could materially impact our business operations, financial condition, or strategic objectives. In addition, even if we effectively defend our own systems, we rely on third-party providers of products, services and networks, with whom we share data and services, and who may themselves be unable to prevent or mitigate cyberattacks.
Item 2.    PROPERTIES
Our properties consist primarily of office space within general, commercial office buildings located in major cities primarily in the following countries: United States; United Kingdom; Australia; India; Canada; Poland and United Arab Emirates. We also lease smaller offices located in certain other countries. Such space is used for operations (providing technical and professional services), sales and administration. The total amount of space leased by us for all of our operations is approximately 5.3 million square feet. We continue to evaluate our real estate needs in connection with changes in the Company's use of leased space and as part of our overall strategic organizational changes.
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
Shareholders
According to the records of our transfer agent, there were 2,097 shareholders of record as of November 10, 2025.
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
Share Repurchases
On January 25, 2023, the Company's Board of Directors authorized an incremental share repurchase program of up to $1.0 billion of the Company's common stock, which would expire on January 25, 2026 (the "2023 Repurchase Authorization"). By the end of the second fiscal quarter of 2025, the Company had repurchased the full amount of common stock authorized under the 2023 Repurchase Authorization.
On January 30, 2025, the Company's Board of Directors authorized an incremental share repurchase program of up to $1.5 billion of the Company's common stock, to expire on January 30, 2028 (the "2025 Repurchase Authorization"). At September 26, 2025, the Company had $1.22 billion remaining under the 2025 Repurchase Authorization
An aggregate summary of repurchases of the Company’s common stock made during the fourth quarter of fiscal 2025:

Period	Total Number of Shares Purchased	Average Price Per Share (1)	Total Number of Shares Purchased under the 2025 Repurchase Authorization	Approximate Dollar Value of Shares that May Yet Be Purchased Under the 2025 Repurchase Authorization
June 28, 2025 - July 25, 2025	193,115	$136.04	193,115	$1,292,895,183
July 26, 2025 - August 22, 2025	219,595	$145.93	219,595	$1,260,850,768
August 23, 2025 - September 26, 2025	283,819	$149.97	283,819	$1,218,285,330
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
Unregistered Sales of Equity Securities
None.

Performance Graph
The following graph and table show the changes over the five-year period ended September 26, 2025 in the value of $100 as of the close of market on October 2, 2020 in (1) the common stock of Jacobs Solutions Inc., (2) the Standard & Poor’s 500 Stock Index and (3) the Standard & Poor's 1500 IT Consulting & Other Services Index.
The values of each investment are based on share price appreciation, with reinvestment of all dividends, provided any were paid. The investments are assumed to have occurred at the beginning of the period presented. The stock performance included in this graph is not necessarily indicative of future stock price performance.

	2020	2021	2022	2023	2024	2025
Jacobs Solutions Inc.	100.00	144.06	119.23	151.21	176.75	206.34
S&P 500	100.00	130.01	109.89	133.65	182.23	214.30
S&P 1500 IT Consulting & Other Services	100.00	135.56	110.48	131.00	172.95	163.37
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
For service contracts, the Company recognizes revenue over time using the cost-to-cost percentage-of-completion method. In some instances where the Company is standing ready to provide services, the Company recognizes revenue ratably over the service period. When the Company has operations and maintenance or secondment contracts that do not contain variable consideration or have significant timing differences between cash payment and performance, the practical expedient method is applied for revenue recognition. Under the typical payment terms of our service contracts, amounts are billed as work progresses in accordance with agreed-upon contractual terms, and customer payments are typically due within 30 to 60 days of billing, depending on the contract.
Direct cost of contracts include all costs incurred in connection with and directly for the benefit of client contracts, including depreciation and amortization relating to assets used in providing the services required by the related projects. The level of direct cost of contracts may fluctuate between reporting periods due to a variety of factors, including the amount of pass-through costs we incur during a period. On those projects where we are acting as principal for subcontract labor or third-party materials and equipment, we reflect the amounts of such items in both revenues and costs (and we refer to such costs as “pass-through costs”).

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
The expected rates of return on plan assets ranged from 4.6% to 7.8% for fiscal 2025 and range from 4.0% to 8.2% for fiscal 2026. We believe the range of rates selected for fiscal 2026 reflects the long-term returns expected on the plans’ assets, considering recent market conditions, projected rates of inflation, the diversification of the plans’ assets, and the expected real rates of market returns. The discount rates used to compute plan liabilities ranged from 3.4% 7.0% in fiscal 2025 and range from 3.2% to 6.0% in fiscal 2026. These assumptions represent the Company’s best estimate of the rates at which its pension obligations could be effectively settled.
Changes in the actuarial assumptions often have a material effect on the values assigned to plan assets and liabilities, and the associated pension expense. For example, if the discount rate used to value the net pension benefit obligation (“PBO”) at September 26, 2025 was lower or higher by 1.0%, the PBO would have been higher or lower, respectively, at that date by approximately $139.1 million for non-U.S. plans, and by approximately $19.5 million for U.S. plans. If the expected return on plan assets was lower or higher by 1.0%, the net periodic pension cost for fiscal 2025 would be higher or lower, respectively, by approximately $13.1 million for non-U.S. plans, and by approximately $2.7 million for U.S. plans. Differences between actuarial assumptions and actual performance (i.e., actuarial gains and losses) that are not recognized as a component of net periodic pension cost in the period in which such differences arise are recorded to accumulated other comprehensive loss and are recognized as part of net periodic pension cost in future periods in accordance with U.S. GAAP. Management monitors trends in the marketplace within which our pension plans operate in an effort to assure the reasonableness of the actuarial assumptions used.
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

JACOBS SOLUTIONS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS
For the Fiscal Years Ended September 26, 2025, September 27, 2024 and September 29, 2023
(In thousands, except per share information)

	September 26, 2025	September 27, 2024	September 29, 2023
Revenues	$12,029,783	$11,500,941	$10,851,420
Direct cost of contracts	(9,044,849)	(8,668,185)	(8,140,560)
Gross profit	2,984,934	2,832,756	2,710,860
Selling, general and administrative expenses	(2,121,300)	(2,140,320)	(2,034,376)
Operating Profit	863,634	692,436	676,484
Other Income (Expense):
Interest income	35,804	34,454	24,975
Interest expense	(145,788)	(169,058)	(168,085)
Loss on extinguishment of debt	(20,510)	—	—
Miscellaneous (expense) income, net	(189,663)	219,454	(12,399)
Total other (expense) income, net	(320,157)	84,850	(155,509)
Earnings from Continuing Operations Before Taxes	543,477	777,286	520,975
Income Tax Expense for Continuing Operations	(215,555)	(131,493)	(101,336)
Net Earnings of the Group from Continuing Operations	327,922	645,793	419,639
Net (Loss) Earnings of the Group from Discontinued Operations, net of tax	(23,966)	206,850	300,017
Net Earnings of the Group	303,956	852,643	719,656
Net Earnings Attributable to Noncontrolling Interests from Continuing Operations	(3,443)	(17,990)	(18,900)
Net Earnings Attributable to Redeemable Noncontrolling Interests	(11,177)	(14,999)	(21,614)
Net Earnings Attributable to Jacobs from Continuing Operations	313,302	612,804	379,125
Net Earnings Attributable to Noncontrolling Interests from Discontinued Operations	—	(13,561)	(13,365)
Net (Loss) Earnings Attributable to Jacobs from Discontinued Operations	(23,966)	193,289	286,652
Net Earnings Attributable to Jacobs	$289,336	$806,093	$665,777
Net Earnings Per Share:
Basic Net Earnings from Continuing Operations Per Share	$2.59	$4.81	$3.06
Basic Net (Loss) Earnings from Discontinued Operations Per Share	$(0.20)	$1.54	$2.26
Basic Earnings Per Share	$2.39	$6.35	$5.32

Diluted Net Earnings from Continuing Operations Per Share	$2.58	$4.79	$3.05
Diluted Net (Loss) Earnings from Discontinued Operations Per Share	$(0.20)	$1.54	$2.25
Diluted Earnings Per Share	$2.38	$6.32	$5.30
Note: Earnings per share amounts may not add due to rounding.

2025 Overview
Net earnings attributable to the Company from continuing operations for fiscal 2025 were $313.3 million (or $2.58 per diluted share), a decrease of $299.5 million, or 48.9%, from $612.8 million (or $4.79 per diluted share) for the prior year. Our reported net earnings for the current year were favorably impacted by higher gross profit of $152.2 million compared to the prior year, primarily driven by stronger performance in our Infrastructure & Advanced Facilities ("I&AF") operating segment, specifically in the Advanced Facilities, Europe and Asia, Pacific and Middle East ("APME") businesses, as well as growth in our PA Consulting operating segment, as discussed below in the Segment Financial Information section. While current year results reflected higher year-over-year underlying gross profit, the Company’s results from continuing operations for fiscal 2025 were unfavorably impacted by an increase in miscellaneous expense of $409.1 million primarily as a result of $227.3 million in mark-to-market losses relating to our investment in Amentum stock in connection with the Separation Transaction compared to $186.9 million in gains relating to the same investment in the prior year. Fiscal 2025 comparative results were also unfavorably impacted by a prior year realized gain of $35.2 million from settlement of interest rate swaps in fiscal 2024 and $20.5 million in discounts and expenses recorded to Loss on extinguishment of debt associated with our Equity-for-Debt Transaction on March 13, 2025, where the Company exchanged shares of our investment in Amentum Holdings, Inc. for a principal amount of term loans under the 2021 Term Loan Facility, which term loans were immediately extinguished (see Note 9- Borrowings and Note 14- Discontinued Operations). These unfavorable impacts were partly offset by an increase in TSA-related income and a decrease in interest expense included in miscellaneous expense as well as a decrease in pre-tax Restructuring and other charges and transaction costs of $104.6 million reported in Selling, general & administrative ("SG&A") expenses compared to the fiscal 2024 period, primarily associated with the Separation Transaction (mainly professional services and employee separation costs), which are discussed in Note 16- Restructuring and Other Charges.
Income taxes were higher in the current year by $84.1 million primarily due to $51.2 million in tax expense from higher year-over-year pre-tax book income after excluding the permanent book-tax difference for the mark-to-market and other related transactions associated with our investment in Amentum stock. Further, our income tax expense was unfavorably impacted by a prior year discrete income tax benefit of $61.6 million related to the election to treat an Australian subsidiary as a corporation versus a partnership for U.S. tax purposes, which resulted in the derecognition of a deferred tax liability in fiscal year 2024. The overall higher income tax expense was partially offset by a return-to-provision income tax benefit of $16.2 million mainly attributable to additional research and development credits claimed on the U.S. federal tax return.
Net (loss) earnings attributable to Jacobs from discontinued operations for fiscal 2025 were $(24.0) million (or $(0.20) per diluted share), a decrease of $217.3 million, or 112.4%, from $193.3 million (or $1.54 per diluted share) compared to the prior year. The change year-over-year was primarily driven by prior year operating results of the SpinCo Business which were divested on September 27, 2024 and therefore are no longer in Company's financial results in fiscal year 2025. In addition, the Company has accrued approximately $(30.8) million during the year ended September 26, 2025 as an indemnity reserve in respect of an ongoing non-U.S. tax matter related to an entity that was part of the separated SpinCo Business as described in Note 14- Discontinued Operations.
Backlog at September 26, 2025 was $23.1 billion, up $1.2 billion, from $21.8 billion in the prior year. New prospects and new sales remain strong, and the Company continues to have a positive outlook for many of the industry groups and sectors in which our clients operate.
Results of Operations
Fiscal 2025 Compared to Fiscal 2024
Revenues for the year ended September 26, 2025 were $12.03 billion, an increase of $0.53 billion, or 4.6%, from $11.50 billion for the prior year. The increase in revenues was mainly driven by the Company's I&AF business, as well as year over year revenue growth in our PA Consulting business. The I&AF segment benefited primarily from stronger performance in its Advanced Facilities and APME business operations. Our revenues for fiscal 2025 were favorably impacted by foreign currency translation of $62.4 million in our international businesses, as compared to $77.0 million in the last fiscal year.

Gross profit for the year ended September 26, 2025 was $2.98 billion, an increase of $152.2 million, or 5.4%, from $2.83 billion for the prior year, with gross profit margins of 24.8% and 24.6% for the respective periods. The Company's increase in gross profit was mainly attributable to higher revenues as mentioned above, with favorable margin impacts from year over year project mix.
See Segment Financial Information discussion for further information on the Company’s results of operations at the operating segment level.
Selling, general & administrative expenses for the year ended September 26, 2025 were $2.12 billion, a decrease of $19.0 million, or 0.9%, from $2.14 billion for the prior year. SG&A expenses were impacted by a decrease of $104.6 million in Restructuring and other charges associated with the Separation Transaction, mainly comprised of professional services, compared to the prior year. This was partially offset by an increase in incentives of $36.5 million, primarily related to PA consulting, expenses associated with the TSA with Amentum of $26.0 million, an increase of $9.9 million in expenses associated with IT related software licensing and other costs, as well as year-over-year increases in other personnel costs and other department spend for the fiscal year 2025. Lastly, SG&A expenses were impacted by unfavorable foreign exchange impacts of $10.8 million for the year ended September 26, 2025 as compared to $2.1 million in fiscal 2024.
Net interest expense for the year ended September 26, 2025 was $110.0 million, a decrease of $24.6 million from $134.6 million for the prior year. The decrease in net interest expense for the fiscal year 2025 was primarily due to a decrease in interest expense driven by lower outstanding debt balances throughout the fiscal year, as proceeds associated with the Separation Transaction were used for the repayment of debt at the end fiscal 2024 as well as in the current year.
Loss on extinguishment of debt was $20.5 million in fiscal 2025, which includes discounts and expenses associated with the Equity-for-Debt Transaction executed on March 13, 2025, where the Company exchanged shares of our investment in Amentum Holdings, Inc. for a principal amount of term loans under the 2021 Term Loan Facility, which term loans were immediately extinguished. See Note 9- Borrowings and Note 14- Discontinued Operations.
Miscellaneous (expense) income, net for the year ended September 26, 2025 was expense of $(189.7) million, an increase of $409.1 million compared to income of $219.5 million in the prior year. The increase in expense from fiscal 2024 was primarily due to $(227.3) million in mark-to-market losses associated with our investment in Amentum stock in connection with the Separation Transaction as compared to $186.9 million in gains relating to the same investment in the prior year and a prior year $35.2 million realized gain on interest rate swaps settled during the fourth quarter of fiscal 2024. These unfavorable items were partially offset by $40.5 million in TSA-related income associated with the Separation Transaction as discussed in Note 14- Discontinued Operations.
Net (loss) earnings attributable to Jacobs from discontinued operations for fiscal 2025 were $(24.0) million (or $(0.20) per diluted share), a decrease of $217.3 million, or 112.4%, from $193.3 million (or $1.54 per diluted share) in the prior year, primarily driven by prior year operating results of the SpinCo Business which were divested on September 27, 2024 and therefore are no longer in Company's financial results in fiscal year 2025. See Note 14- Discontinued Operations.
Net earnings attributable to noncontrolling interests from continuing operations for the year ended September 26, 2025 were $3.4 million, as compared to $18.0 million for the corresponding period last year. The change in noncontrolling interest for fiscal year 2025 primarily resulted from the impact of an unfavorable interim ruling against a consolidated joint venture in which the Company holds a 50% interest, in connection with a long running project, upon which the Company recorded a reserve against related accounts receivable (the “Consolidated JV Matter”) during the second fiscal quarter of 2025.
Net earnings attributable to redeemable noncontrolling interests for the year ended September 26, 2025 were $11.2 million, compared to $15.0 million in the corresponding prior period. The year over year changes were primarily due to an increase in the Company's noncontrolling share of expense associated with equity-based incentive grants as discussed in Note 15- PA Consulting Redeemable Noncontrolling Interests, partly offset by favorable underlying net earnings results in our PA Consulting investment compared to the prior year period.

Fiscal 2024 Compared to Fiscal 2023
Revenues for the year ended September 27, 2024 were $11.50 billion, an increase of $0.65 billion, or 6.0%, from $10.85 billion from fiscal 2023. The increase in revenues was due mainly to improved performance in our I&AF business, as well as higher revenues year over year in our PA Consulting business. The I&AF segment benefited primarily from stronger performance in its Advanced Facilities and international business operations. Our revenues for fiscal 2024 were favorably impacted by foreign currency translation of $77.0 million in our international businesses, as compared to an unfavorable impact of $175.3 million for the corresponding period last fiscal year.
Gross profit for the year ended September 27, 2024 was $2.83 billion, up $121.9 million, or 4.5%, from $2.71 billion for fiscal 2023. The Company's increase in gross profit was mainly attributable to higher revenues as mentioned above, with slight margin impacts from year over year mix and personnel cost impacts. Our gross profit margins were approximately 24.6% and 25.0% for the years ended September 27, 2024 and September 29, 2023, respectively. Overall project mix impacts in our portfolios, personnel costs and utilization trends primarily in PA Consulting had mostly offsetting impacts on our overall margin trends year over year.
See Segment Financial Information discussion for further information on the Company’s results of operations at the operating segment level.
Selling, general & administrative expenses for the year ended September 27, 2024 were $2.14 billion, an increase of $105.9 million, or 5.2%, from $2.03 billion for fiscal 2023. Fiscal 2024 results were impacted by Restructuring and other charges of $163.4 million in separation activities (mainly professional services and employee separation costs) relating to the Separation Transaction in comparison to prior period costs of $61.1 million. Further our SG&A expenses were impacted by slight increases in other department spend and personnel costs. Lastly, SG&A expenses were impacted by unfavorable foreign exchange impacts of $2.1 million for the year ended September 27, 2024 as compared to favorable impacts of $58.9 million for fiscal 2023.
Net interest expense for the year ended September 27, 2024 was $134.6 million, a decrease of $8.5 million from $143.1 million for fiscal 2023. The decrease in net interest expense for the fiscal year 2024 was due primarily to the Company's higher levels of cash and lower overall levels of outstanding debt compared to the last fiscal year.
Miscellaneous income (expense), net for the year ended September 27, 2024 was income of $219.5 million, favorable by $231.9 million as compared to $(12.4) million for the prior period. The increase in income from fiscal 2023 was due primarily to $186.9 million in mark-to-market gains associated with our investment in Amentum stock in connection with the Separation Transaction and a $35.2 million realized gain on interest rate swaps settled during the fourth quarter of fiscal 2024.
Net earnings attributable to Jacobs from discontinued operations for fiscal 2024 were $193.3 million (or $1.54 per diluted share), a decrease of $93.4 million, or 32.6%, from $286.7 million (or $2.25 per diluted share) for the corresponding prior year period. Included in the current year results from discontinued operations is $98.3 million in costs related to the Separation Transaction and approximately $18 million in pre-tax non-cash charges associated with one-time inventory write downs.
Net earnings attributable to noncontrolling interests including redeemable noncontrolling interests for the year ended September 27, 2024 of $33.0 million and $40.5 million for the corresponding period last year. The year over year changes were primarily due to lower net earnings results in our PA Consulting investment compared to the prior year periods.

The following table reconciles total income tax expense on continuing operations using the statutory U.S. federal income tax rate to the consolidated income tax expense on continuing operations shown in the accompanying Consolidated Statements of Earnings for the years ended September 26, 2025, September 27, 2024 and September 29, 2023 (dollars in thousands):

	For the Years Ended
	September 26, 2025	%	September 27, 2024	%	September 29, 2023	%
Statutory amount	$114,130	21.0%	$163,230	21.0%	$109,405	21.0%
State taxes, net of the federal benefit	15,852	2.9%	21,615	2.8%	13,938	2.7%
Exclusion of tax on non-controlling interests	(880)	(0.2)%	(5,230)	(0.7)%	(5,461)	(1.0)%
Foreign:
Difference in tax rates of foreign operations	11,458	2.1%	17,891	2.3%	4,583	0.9%
Expense/(Benefit) from foreign valuation allowance change	415	0.1%	(27,780)	(3.6)%	(1,305)	(0.3)%
U.S. tax cost of foreign operations	76,014	14.0%	72,887	9.4%	68,662	13.2%
Derecognition of deferred tax liabilities related to investment in Australian partnership	—	—%	(61,614)	(7.9)%	—	—%
Other Includable Income	1,344	0.2%	25,952	3.3%	—	—%
Tax differential on foreign earnings	89,231	16.4%	27,336	3.5%	71,940	13.8%
Foreign tax credits	(48,885)	(9.0)%	(33,402)	(4.3)%	(36,180)	(6.9)%
Tax Rate Change	98	—%	(147)	—%	(9,913)	(1.9)%
Valuation allowance	988	0.2%	12,339	1.6%	(7,169)	(1.4)%
Uncertain tax positions	11,153	2.1%	(1,153)	(0.1)%	(38,844)	(7.5)%
Other items:
Disallowed officer compensation	5,157	0.9%	5,394	0.7%	7,081	1.4%
Research and Development Credit	(35,637)	(6.6)%	(17,110)	(2.2)%	(2,133)	(0.4)%
Non-Deductible Incentive Compensation	18,376	3.4%	3,296	0.4%	162	—%
Transaction Costs	675	0.1%	8,500	1.1%	4	—%
Non-taxable mark-to-market Adjustment for Amentum investment	51,989	9.6%	(39,255)	(5.1)%	—	—%
Other items – net	(6,692)	(1.2)%	(13,920)	(1.8)%	(1,494)	(0.3)%
Total other items	33,868	6.2%	(53,095)	(6.8)%	3,620	0.7%
Income taxes from continuing operations	$215,555	39.7%	$131,493	16.9%	$101,336	19.5%
Note: Certain amounts have been reclassified to conform to the current year presentation.
Restructuring and Other Charges
During fiscal 2023, the Company implemented restructuring initiatives relating to the Separation Transaction. The Company incurred approximately $28.2 million, $42.0 million and $17.5 million in the years ended September 26, 2025, September 27, 2024 and September 29, 2023, respectively, in pre-tax cash charges in connection with these initiatives. These actions, which are expected to be substantially completed before the end of calendar year 2025, are expected to result in estimated gross annualized pre-tax cash savings of approximately $165 million to $200 million. We will likely incur additional charges under this program through calendar year 2025, which are expected to result in additional savings in future periods.
During third quarter fiscal 2023, the Company approved a plan to improve business processes and cost structures of our PA Consulting investment by reorganizing senior management and reducing headcount. In connection with these initiatives, which are substantially completed, the Company incurred approximately $1.9 million, $6.4 million and $14.3 million in the years ended September 26, 2025, September 27, 2024 and September 29, 2023, respectively, in pre-tax cash charges. These activities are expected to result in estimated gross annualized pre-tax cash savings of approximately $50 million to $65 million.
Refer to Note 16– Restructuring and Other Charges for further information regarding restructuring and integration initiatives.

Segment Financial Information
The following tables present total revenues, direct cost of contracts, selling, general and administrative expenses and segment operating profit from continuing operations for each reportable segment (in thousands) and includes a reconciliation of segment operating profit to total U.S. GAAP operating profit by including certain corporate-level expenses, Restructuring and other charges (as defined in Note 16- Restructuring and Other Charges) and transaction and integration costs (in thousands) for the years ended:

	September 26, 2025
	Infrastructure & Advanced Facilities	PA Consulting	Total
Revenues from External Customers (1)	$10,764,206	$1,265,577	$12,029,783
Direct cost of contracts	(8,228,935)	(815,914)	(9,044,849)
Selling, general and administrative expenses	(1,631,723)	(171,164)	(1,802,887)
Segment Operating Profit (1)	$903,548	$278,499	$1,182,047
Restructuring, Transaction and Other Charges (2)			(162,896)
Amortization of Intangible Assets			(155,517)
Total U.S. GAAP Operating Profit			$863,634
Total Other (Expense) Income, net (3)			(320,157)
Earnings from Continuing Operations Before Taxes			$543,477

(1)	I&AF revenue and operating profit for the year ended September 26, 2025 were impacted by a reserve in connection with an unfavorable interim ruling against a consolidated joint venture in which the Company holds a 50% interest (the "Consolidated JV Matter"), with the noncontrolling partner’s share included in noncontrolling interests in the Consolidated Statements of Earnings for the respective period.
(2)	The year ended September 26, 2025 included $58.8 million in restructuring and other charges related to the Separation Transaction (primarily professional services and employee separation costs), as well as $75.3 million in charges for certain subsidiary level compensation based agreements. The year ended September 26, 2025 included approximately $26.0 million in charges associated with the Company's TSA with Amentum.
(3)
The year ended September 26, 2025 included $227.3 million in mark-to-market losses and other related charges associated with our investment in Amentum stock in connection with the Separation Transaction, as well as $40.5 million in income associated with the Company's TSA with Amentum (see Note 14- Discontinued Operations). The year ended September 26, 2025 included $20.5 million in discounts and expenses associated with the Equity-for-Debt Transaction (see Note 9- Borrowings and Note 14- Discontinued Operations).

	September 27, 2024
	Infrastructure & Advanced Facilities	PA Consulting	Total
Revenues from External Customers	$10,323,255	$1,177,686	$11,500,941
Direct cost of contracts	(7,915,256)	(752,929)	(8,668,185)
Selling, general and administrative expenses	(1,609,624)	(185,507)	(1,795,131)
Segment Operating Profit	$798,375	$239,250	$1,037,625
Restructuring, Transaction and Other Charges (1)			(192,522)
Amortization of Intangible Assets			(152,667)
Total U.S. GAAP Operating Profit			$692,436
Total Other (Expense) Income, net (2)			84,850
Earnings from Continuing Operations Before Taxes			$777,286

(1)	The year ended September 27, 2024 included $163.4 million in restructuring and other charges related to the Separation Transaction (primarily professional services and employee separation costs) and $6.4 million in restructuring and other charges related to the Company's investment in PA Consulting (primarily employee separation costs), as well as certain subsidiary level compensation based agreements.
(2)	The year ended September 27, 2024 included $186.9 million in mark-to-market gains associated with our investment in Amentum stock in connection with the Separation Transaction and a $35.2 million realized gain on interest rate swaps settled during the fourth quarter of fiscal 2024.

	September 29, 2023
	Infrastructure & Advanced Facilities	PA Consulting	Total
Revenues from External Customers	$9,693,276	$1,158,144	$10,851,420
Direct cost of contracts	(7,395,838)	(744,722)	(8,140,560)
Selling, general and administrative expenses (1)	(1,563,836)	(176,419)	(1,740,255)
Segment Operating Profit	$733,602	$237,003	$970,605
Restructuring, Transaction and Other Charges (2)			(146,891)
Amortization of Intangible Assets			(147,230)
Total U.S. GAAP Operating Profit			$676,484
Total Other (Expense) Income, net			(155,509)
Earnings from Continuing Operations Before Taxes			$520,975

(1)	In fiscal 2023, I&AF SG&A included approximately $15.0 million in net favorable impacts from cost reductions compared to the prior year period, which were associated mainly with net favorable impacts during first quarter from changes in employee benefit programs of $41.0 million offset by approximately $26.0 million in higher spend in company technology platforms and other personnel and corporate cost increases.
(2)	The year ended September 29, 2023 included $61.1 million in restructuring and other charges related to the Separation Transaction (primarily professional services and employee separation costs) and $14.3 million, in restructuring and other charges related to the Company's investment in PA Consulting (primarily employee separation costs), as well as certain subsidiary level compensation based agreements. Additionally, in fiscal year 2023, there were $46.7 million in charges associated mainly with real estate impairments.

In evaluating the Company’s performance by operating segment, the chief operating decision maker ("CODM") reviews various metrics and statistical data for Infrastructure & Advanced Facilities and PA Consulting. For more information, please refer to Note 19- Segment Information. In addition, the Company attributes each segment's specific incentive compensation plan costs to the segments. The methods for recognizing revenue, incentive fees, project losses and change orders are consistent among the segments.
Infrastructure & Advanced Facilities

	For the Years Ended
	September 26, 2025	September 27, 2024	September 29, 2023
Revenue	$10,764,206	$10,323,255	$9,693,276
Operating Profit	$903,548	$798,375	$733,602
Fiscal 2025 vs. 2024

Revenues for the Infrastructure & Advanced Facilities ("I&AF") segment for the year ended September 26, 2025 were $10.76 billion, up $0.44 billion, or 4.3%, from $10.32 billion for the prior year. The increase in revenues for the year ended September 26, 2025 was driven primarily from stronger performance in its Advanced Facilities and APME business operations. This was partly offset by a reserve recorded in second quarter fiscal 2025 associated with an unfavorable interim ruling against a consolidated joint venture in which the Company holds a 50% interest, with the noncontrolling partner’s share included in noncontrolling interests in the Company's Consolidated Statements of Earnings for the year ended September 26, 2025. Foreign currency translation had a favorable impact of $24.4 million on our international business for the year ended September 26, 2025, compared to $37.5 million in favorable impacts in the prior year.

Operating profit for the I&AF segment for the year ended September 26, 2025 was $903.5 million, an increase of $105.2 million, or 13.2%, from $798.4 million for the comparative period in fiscal 2024. Higher operating profit for the year ended September 26, 2025 was a result of higher year over year segment revenues mentioned above, along with increased margin quality associated with favorable impacts from project mix. Higher operating profit for the year ended September 26, 2025 compared to prior year was partially offset by a reserve recorded in second quarter fiscal 2025 associated with an unfavorable interim ruling against a consolidated joint venture in which the Company holds a 50% interest, with the noncontrolling partner's share included in noncontrolling interests in the Company's Consolidated Statements of Earnings for the year ended September 26, 2025. Impacts on operating profit from favorable foreign currency translation were approximately $3.1 million for the year ended September 26, 2025, compared to $11.5 million in favorable impacts in the prior year.

Fiscal 2024 vs. 2023

Revenues for the I&AF segment for the year ended September 27, 2024 were $10.32 billion, up $0.63 billion, or 6.5%, from $9.69 billion for the prior year. The increase in revenue was broad based across most I&AF businesses, particularly due to stronger performance in its Advanced Facilities and Europe business operations as compared to the prior year period. Foreign currency translation had a favorable impact of $37.5 million on our international business for the year ended September 27, 2024, compared to $124.2 million in unfavorable impacts in fiscal 2023.

Operating profit for the I&AF segment for the year ended September 27, 2024 was $798.4 million, an increase of $64.8 million, or 8.8%, from $733.6 million for fiscal 2023. The year-over-year increase in operating profit was driven primarily by the revenue growth mentioned above with an unfavorable comparative impact of a one-time net favorable $41 million relating mainly to changes in employee benefits programs during first quarter 2023, partly offset by year over year favorable department spending. Impacts on operating profit from favorable foreign currency translation were approximately $11.5 million for the year ended September 27, 2024, compared to $4.3 million in unfavorable impacts in the prior year.

PA Consulting

	For the Years Ended
	September 26, 2025	September 27, 2024	September 29, 2023
Revenue	$1,265,577	$1,177,686	$1,158,144
Operating Profit	$278,499	$239,250	$237,003

Fiscal 2025 vs. 2024

Revenues for the PA Consulting segment for the year ended September 26, 2025 were $1.27 billion, up $87.9 million, or 7.5%, from $1.18 billion for the prior year. The increase in revenue was due primarily to growth in PA Consulting's public services businesses (through the defence and security, public services and health and life sciences sectors). Foreign currency translation had a $38.1 million favorable impact on revenues in our international businesses for the year ended September 26, 2025, compared to a favorable impact of $39.5 million for the prior year.

Operating profit for the segment for the year ended September 26, 2025 was $278.5 million, an increase of $39.2 million, or 16.4%, from $239.3 million, for the prior year. The year over year increases were mainly attributable to improved revenues as mentioned above, combined with favorable impacts from reduced costs.

Fiscal 2024 vs. 2023

Revenues for the PA Consulting segment for the year ended September 27, 2024 were $1.18 billion, up $19.5 million, or 1.7%, from $1.16 billion for fiscal 2023. The increase in revenue was due primarily to growth in PA Consulting's public services businesses. Foreign currency translation had a $39.5 million favorable impact on revenues in our international businesses for the year ended September 27, 2024, compared to an unfavorable impact of $51.1 million for fiscal 2023.

Operating profit for the segment for the year ended September 27, 2024 was $239.3 million, an increase of $2.2 million, or 0.9%, from $237.0 million, for fiscal 2023. Operating profit trends showed consistent levels year over year overall.

Backlog Information
Backlog represents revenue we expect to realize in the future for work to be completed by our consolidated subsidiaries and our proportionate share of work to be performed by unconsolidated joint ventures. Because of variations in the nature, size, expected duration, funding commitments, and the scope of services required by our contracts, the amount and timing of when backlog will be recognized as revenues includes significant estimates and can vary greatly between individual contracts.
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
The following table summarizes our backlog for the years ended September 26, 2025, September 27, 2024 and September 29, 2023 (in millions):

	September 26, 2025	September 27, 2024	September 29, 2023
Infrastructure & Advanced Facilities	$22,649	$21,472	$17,526
PA Consulting	415	378	311
Total	$23,064	$21,850	$17,837

               The increase in backlog in Infrastructure & Advanced Facilities in the year ended September 26, 2025 was predominantly driven by growth across Water, Environmental, Energy and Cities & Places end markets.

The increase in backlog in PA Consulting was primarily driven by organic year-over-year growth of the business including securing larger programs of work.
Backlog relating to work to be performed either directly or indirectly for the U.S. federal government and its agencies totaled approximately $2.2 billion (or 9.5% of total backlog), $2.4 billion (or 11.1% of total backlog) and $2.6 billion (or 14.7% of total backlog) at September 26, 2025, September 27, 2024 and September 29, 2023, respectively. Most of our federal government contracts require that services be provided beyond one year. In general, these contracts must be funded annually (i.e., the amounts to be spent under the contract must be appropriated by the U.S. Congress to the procuring agency, and then the agency must allot these sums to the specific contracts).
We estimate that approximately $6.77 billion, or 29.3%, of total backlog at September 26, 2025 will be realized as revenues within the next fiscal year.
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
Liquidity and Capital Resources
At September 26, 2025, our principal sources of liquidity consisted of $1.24 billion in cash and cash equivalents and $1.85 billion of available borrowing capacity under our $2.25 billion revolving credit agreement (the "Revolving Credit Facility"). See Note 9- Borrowings for more information. We finance much of our operations and growth through cash generated by our operations.
Cash and cash equivalents at September 26, 2025 were $1.24 billion, representing an increase of $90.7 million from $1.14 billion at September 27, 2024, the reasons for which are described below. The following table presents selected consolidated cash flow information of the Company for the respective periods shown (including discontinued operations of our separated SpinCo Business, see Note 14- Discontinued Operations for more information):

(In thousands)	September 26, 2025	September 27, 2024
Net cash provided by operating activities	$686,704	$1,054,673
Cash Flows from Investing Activities:
Additions to property and equipment	(79,232)	(121,114)
Disposals of property and equipment and other assets	2,332	6,187
Capital contributions to equity investees, net of return of capital distributions	1,609	1,737
Acquisitions of businesses, net of cash acquired	—	(14,000)
Net cash used for investing activities	(75,291)	(127,190)
Cash Flows from Financing Activities:
Proceeds from long-term borrowings	2,458,201	4,606,697
Repayments of long-term borrowings	(1,471,800)	(3,370,355)
Proceeds from short-term borrowings	—	5,345
Repayments of short-term borrowings	(656,981)	(866,761)
Debt issuance costs	(92)	(34,331)
Proceeds from issuances of common stock	34,712	47,503
Common stock repurchases	(754,130)	(402,668)
Taxes paid on vested restricted stock	(27,450)	(41,720)
Cash dividends to shareholders	(153,027)	(142,779)
Net dividends associated with noncontrolling interests	(14,205)	(21,678)
Repurchase of redeemable noncontrolling interests	(10,449)	(55,344)
Proceeds from issuances of redeemable noncontrolling interests	—	19,761
Cash impact from distribution of SpinCo Business	70,000	(495,307)
Net cash used for financing activities	(525,221)	(751,637)
Effect of Exchange Rate Changes	3,693	41,640
Net Increase (Decrease) in Cash and Cash Equivalents and Restricted Cash	89,885	217,486
Cash and Cash Equivalents, including Restricted Cash, at the Beginning of the Period	1,146,931	929,445
Cash and Cash Equivalents, including Restricted Cash, at the End of the Period	$1,236,816	$1,146,931
Our net cash flow provided by operations of $686.7 million during fiscal 2025 was unfavorable by $368.0 million in comparison to the cash flow provided by operations of $1.05 billion for the corresponding prior year (which included discontinued operations of the separated SpinCo Business). On a continuing operations basis, our cash from operations was unfavorable by $139.0 million, with this decline largely due to higher uses of cash for net working capital, namely accounts receivables, as well as a year-over-year increase in cash income tax payments, offset by an improvement in accounts payable timing, lower year-over-year cash payments related to restructuring and other charges and a year-over-year improvement in net earnings from continuing operations after adjustments to reconcile net earnings from continuing operations to net cash flows provided by operations.
Our net cash used for investing activities for fiscal 2025 was $75.3 million, compared to $127.2 million in the prior year, with this change due primarily to a decrease in property and equipment spend in the current year and no current year acquisitions.
Our net cash used for financing activities for the fiscal year ended September 26, 2025 of $525.2 million resulted mainly from $754.1 million in share repurchases and $153.0 million in cash dividends to shareholders. This was offset by $329.4 million in net proceeds from borrowings, and the receipt of $70.0 million associated with the final settlement of the post-closing working capital adjustment from the distribution of the SpinCo Business; see Note 14- Discontinued Operations for more details. Cash used for financing activities in the prior year was $751.6 million primarily due to a $495.3 million direct decrease in reported cash on hand as a result of our prior year SpinCo Business deconsolidation, $402.7 million of cash used for share repurchases and $142.8 million in dividends to shareholders. These uses of cash were offset by $374.9 million in net proceeds from borrowings.
At September 26, 2025, the Company had approximately $237.5 million in cash and cash equivalents held in the U.S. and $997.9 million held outside of the U.S. (primarily in the U.K., the Eurozone, Australia, India, Canada, and the Middle East region), which is used primarily for funding operations in those regions. Other than the tax cost of repatriating funds to the U.S. (see Note 7- Income Taxes of Notes to Consolidated Financial Statements beginning on page F-1 of this Annual Report on Form 10-K), there are no material impediments to repatriating these funds to the U.S.

The Company had $217.0 million in letters of credit outstanding at September 26, 2025. Of this amount, $0.3 million was issued under the Revolving Credit Facility and $216.7 million was issued under separate, committed and uncommitted letter-of-credit facilities.
On March 27, 2025, the Company, as guarantor, and JEGI, as borrower, entered into a term loan agreement (the “2025 Term Loan Facility”) with Bank of America, N.A., as administrative agent and sole lead arranger, and the lenders party thereto. Under the 2025 Term Loan Facility, JEGI borrowed a $200.0 million term loan and £410.0 million term loan for a term of two-years from the date of initial funding, maturing on March 26, 2027. The proceeds from the 2025 Term Loan Facility were used to repay the outstanding 2021 Term Loan Facility principal equal to $120.0 million and £410.2 million, or $531.6 million, and was otherwise used for general corporate purposes. See Note 9- Borrowings.
Long-term debt as of September 26, 2025 increased by $887.9 million compared to September 27, 2024 primarily due to the Company entering into the 2025 Term Loan Facility for a combined amount of $750.3 million (see Note 9- Borrowings), and an increased draw on the revolving credit facility of $255.0 million to fund share buybacks and dividends, partly offset by the termination of the 2021 Term Loan - USD portion.
Short-term debt as of September 26, 2025 decreased by $875.8 million compared to September 27, 2024 primarily due to the Equity-for-Debt Transaction, pursuant to which the company extinguished $311.5 million under the GBP 2021 Term Loan, in exchange for its approximately 19.5 million shares in Amentum, and the entry to the 2025 Term Loan Facility, the proceeds of which were used to extinguish the remaining $531.6 million under the GBP 2021 term loan contract. For more information please refer to Note- 9 Borrowings and Note 14- Discontinued Operations for additional details.
In connection with the Separation Transaction, during the fourth quarter of fiscal year 2024, Jacobs received a cash payment of approximately $911 million from SpinCo which was subsequently used for the repayment of debt, which was inclusive of the outstanding short term 2020 Term Loan Facility totaling $834.9 million.
In connection with the Post-Closing Additional Merger Consideration relating to the Separation Transaction, the Company became entitled to receive approximately 7.3 million Amentum shares from the 9.7 million shares held in escrow. On April 30, 2025, the Jacobs' Board of Directors determined to distribute the 7.3 million shares of Amentum's stock and declared an in kind dividend payable to Jacobs' shareholders of record as of May 16, 2025 which was distributed on a pro rata basis on May 30, 2025. Please refer to Note 14- Discontinued Operations for additional details.
On April 10, 2025, the Company collected $70.0 million in receivables related to the final settlement of the post-closing working capital adjustment from the distribution of the SpinCo Business. The cash was utilized to pay down amounts owed under the Company's Revolving Credit Facility on the same day. Please refer to Note 14- Discontinued Operations for additional details.
On February 6, 2023, the Company refinanced its Revolving Credit Facility, and on February 16, 2023, the Company issued $500 million in bonds. On August 18, 2023, the Company issued $600 million in bonds. See Note 9- Borrowings for further discussion relating to the terms of the 5.90% Bonds, the 6.35% Bonds, the Revolving Credit Facility following the issuances and refinancing.
Certain employees and nonemployees of PA Consulting are eligible to receive equity-based incentive grants since the March 2, 2021 original investment date. As of September 26, 2025, there was approximately $142.1 million of total unrecognized compensation cost related to the remaining 60% of fair value of such grants anticipated to vest upon a liquidity event, as defined in the applicable agreements. This cost is expected to be recognized in Selling, general and administrative expenses when such a liquidity event is considered probable, which could occur in 2026. Please refer to Note 15- PA Consulting Redeemable Noncontrolling Interests for additional details.
We believe we have adequate liquidity and capital resources to fund our projected cash requirements for acquisitions, including any potential transaction relating to PA Consulting, and financing activities such as debt servicing, share buybacks and dividends for the next twelve months based on the liquidity provided by our cash and cash equivalents on hand, our borrowing capacity and our continuing cash from operations.
We were in compliance with all of our debt covenants at September 26, 2025.

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

(in thousands)	September 26, 2025
Summarized Statement of Earnings Data
Revenue	$4,021,148
Direct cost of contracts	$3,360,986
Selling, general and administrative expenses	$355,186
Net loss attributable to Guarantor Subsidiaries from continuing operations	$(41,288)
Noncontrolling interests	$(1,388)

(in thousands)	September 26, 2025
Summarized Balance Sheet Data
Current assets, less receivables from Non-Guarantor Subsidiaries	$938,319
Current receivables from Non-Guarantor Subsidiaries	$749,475
Noncurrent assets, less noncurrent receivables from Non-Guarantor Subsidiaries	$642,464
Noncurrent receivables from Non-Guarantor Subsidiaries	$563,682
Current liabilities	$1,006,916
Current liabilities to Non-Guarantor Subsidiaries	$—
Long-term Debt	$2,236,456
Other Noncurrent liabilities, less amounts payable to Non-Guarantor Subsidiaries	$250,106
Noncurrent liabilities to Non-Guarantor Subsidiaries	$1,110,155
Noncontrolling interests	$5
Accumulated deficit	$(1,709,698)

New Accounting Pronouncements
ASU 2025-05, Financial Instruments—Credit Losses, (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets, provides all entities with a practical expedient option when estimating expected credit losses for current accounts receivable and current contract assets arising from transactions accounted for under Topic 606. The amendments in this update are effective for annual reporting periods beginning after December 15, 2025, including interim periods within those annual periods, with early adoption permitted. ASU 2025-05 will be effective for the Company in first quarter of fiscal 2027. The Company is evaluating the impact of this guidance on its consolidated financial statements and related disclosures.
ASU 2025-03, Business Combinations, (Topic 805) and Consolidation (Topic 810): Determining the Accounting Acquirer in the Acquisition of a Variable Interest Entity, clarifies the guidance in determining the accounting acquirer in a business combination effected primarily by exchanging equity interests when the acquiree is a variable interest entity that meets the definition of a business. The standard is effective for fiscal years beginning after December 15, 2026, including interim periods within those fiscal years. Early adoption is permitted, and the standard is to be applied prospectively to acquisitions after the adoption date. ASU 2025-03 will be effective for the Company in the first quarter of fiscal 2028. The Company is evaluating the impact of this guidance on its consolidated financial statements and related disclosures.
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
ASU 2023-07, Segment Reporting, (Topic 280): Improvements to Reportable Segment Disclosures, requires disclosure of significant segment expenses that are regularly provided to the chief operating decision maker (“CODM”) and included within each reported measure of segment profit or loss, an amount and description of its composition for other segment items to reconcile to segment profit or loss, and the title and position of the entity’s CODM. The amendments in this update also expand the interim segment disclosure requirements. ASU 2023-07 is effective for annual periods beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted and the amendments in this update are required to be applied on a retrospective basis. ASU 2023-07 was effective for the Company's annual fiscal 2025 period. The Company adopted this update effective for the fiscal year ended September 26, 2025.
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
Interest Rate Risk
Please see the Note 9- Borrowings in Notes to Consolidated Financial Statements beginning on Page F-1 of this Annual Report on Form 10-K, which is incorporated herein by reference, for a discussion of the Revolving Credit Facility and 2025 Term Loan Facility.
Our Revolving Credit Facility, 2025 Term Loan Facility and certain other debt obligations are subject to variable rate interest which could be adversely affected by an increase in interest rates. As of September 26, 2025, we had an aggregate of $1.15 billion in outstanding borrowings under our Revolving Credit Facility and 2025 Term Loan Facility. Interest on amounts borrowed under these agreements is subject to adjustment based on the Company’s Consolidated Leverage Ratio (as defined in the credit agreements governing the Revolving Credit Facility and the 2025 Term Loan Facility). Depending on the Company’s Consolidated Leverage Ratio, borrowings denominated in U.S. dollars under the Revolving Credit Facility interest at a SOFR rate plus a margin of between 0.975% and 1.725% or a base rate plus a margin of between 0% and 0.625% including applicable margins while borrowings denominated in British pounds under these respective facilities bear interest at an adjusted SONIA rate plus a margin of between 0.908% and 1.658%. Borrowings under the 2025 Term Loan Facility will bear interest at either a SONIA rate or term SOFR rate plus a margin of between 0.975% and 1.600% or a base rate plus a margin of between 0.000% and 0.500%. Additionally, our Revolving Credit Facility and 5.90% Bonds due 2033 have interest rates subject to potential increases relating to certain ESG metrics as stipulated in the related agreements and as discussed in Note 9- Borrowings.
However, as discussed in Note 17- Commitments and Contingencies and Derivative Financial Instruments, we have one outstanding swap agreement with an aggregate notional value of $200.0 million in place to convert the variable rate interest-based liability associated with a corresponding amount of our debt into a fixed interest rate liability, leaving $945.3 million in principal amount subject to variable interest rate risk. Additionally, during fiscal 2022, we entered into two treasury lock arrangements with an aggregate notional value of $500.0 million, which were settled in second quarter fiscal 2023. See Note 17- Commitments and Contingencies and Derivative Financial Instruments.
For the year ended September 26, 2025, our weighted average floating rate borrowings that are subject to floating rate exposure were approximately $1.2 billion. If floating interest rates had increased by 1.00%, our interest expense for the year ended September 26, 2025 would have increased by approximately $12.0 million.
Foreign Currency Risk
In situations where the Company incurs contract costs in currencies other than their functional currency, we sometimes enter into foreign exchange contracts to limit our exposure to fluctuating foreign currencies. We follow the provisions of ASC No. 815, Derivatives and Hedging in accounting for our derivative contracts. The Company has $491.9 million in notional value of exchange rate sensitive instruments at September 26, 2025. See Note 17- Commitments and Contingencies and Derivative Financial Instruments for discussion.
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
The Company’s management, with the participation of its Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), evaluated the effectiveness of the Company’s disclosure controls and procedures as defined by Rule 13a-15(e) of the Exchange Act as of September 26, 2025, the end of the period covered by this Annual Report on Form 10-K (the “Evaluation Date”). Based on that evaluation, the Company’s management, with the participation of the Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer) concluded that the Company’s disclosure controls and procedures as of the Evaluation Date were effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), as appropriate to allow timely decisions regarding required disclosure.
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
The Company's independent registered public accounting firm, Ernst & Young LLP, which audited the Company's consolidated financial statements included in this Annual Report on Form 10-K, also audited the effectiveness of our internal control over financial reporting as of September 26, 2025, as stated in their report included in this Annual Report on Form 10-K.
Changes in Internal Control
There were no changes in the Company’s internal control over financial reporting during the Company’s fiscal quarter ended September 26, 2025 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
Item 9B.    OTHER INFORMATION

Rule 10b5-1 Trading Plans

During the fiscal quarter ended September 26, 2025, none of our officers or directors adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1 under the Exchange Act or any “non-Rule 10b5-1 trading arrangement” as defined in Item 408(c) of SEC Regulation S-K.
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

PART IV
EXHIBITS AND FINANCIAL STATEMENTS
Item 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a) Documents filed as part of this report:
(1)The Company’s Consolidated Financial Statements at September 26, 2025 and September 27, 2024 and for each of the three years in the period ended September 26, 2025, and the notes thereto, together with the report of the independent auditors on those Consolidated Financial Statements are hereby filed as part of this report, beginning on page F-1.
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

2.5	Amendment to Agreement and Plan of Merger, dated August 26, 2024, by and among Jacobs Solutions Inc., Amazon Holdco Inc., Amentum Parent Holdings LLC and Amentum Joint Venture LP.

2.6
Separation and Distribution Agreement, dated November 20, 2023, by and among Jacobs Solutions Inc., Amazon Holdco Inc., Amentum Parent Holdings LLC and Amentum Joint Venture LP. Filed as Exhibit 2.2 to the Registrant’s Current Report on Form 8-K on November 21, 2023 and incorporated herein by reference.

3.1	Restated Certificate of Incorporation of Jacobs Solutions Inc. Filed as Exhibit 3.2 to the Registrant’s Current Report on Form 8-K on February 3, 2025 and incorporated herein by reference.

3.2
Amended and Restated Bylaws of Jacobs Solutions Inc., dated as of July 31, 2025. Filed as Exhibit 3.2 to the Registrant’s Quarterly Report on Form 10-Q for the third quarter of fiscal 2025 and incorporated herein by reference.

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

10.3
Term Loan Agreement, dated as of March 27, 2025, among Jacobs Solutions Inc., Jacobs Engineering Group Inc., the lenders party thereto, and Bank of America, N.A., as administrative agent. Filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K on March 27, 2025 and incorporated herein by reference.

10.4#
Offer letter by and between Jacobs Engineering Group Inc. and Robert V. Pragada, dated January 28, 2016. Filed as Exhibit 10.61 to the Registrant’s fiscal 2016 Annual Report on Form 10-K and incorporated herein by reference.

10.5#
Offer letter by and between Jacobs Engineering Group Inc. and William Benton Allen, Jr. dated October 4, 2016. Filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K on October 14, 2016 and incorporated herein by reference.

10.4#
Employment Agreement by and between Patrick X. Hill and Jacobs Group (Australia) Pty Ltd, effective as of August 1, 2021. Filed as Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the first quarter of fiscal 2023 and incorporated herein by reference.

10.5#
Offer letter by and between Jacobs Engineering Group Inc. and Venkatesh Nathamuni dated May 12, 2024. Filed as Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the first quarter of fiscal 2025 and incorporated herein by reference.

10.6#
Form of Indemnification Agreement entered into between Jacobs Solutions Inc. and certain of its officers and directors. Filed as Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the second quarter of fiscal 2023 and incorporated herein by reference.

10.7#
Jacobs Solutions Inc. 1989 Employee Stock Purchase Plan (as amended and restated on August 29, 2022). Filed as Exhibit 4.3 to the Registrant’s Post Effective Amendment No. 1 to Form S-8 on August 29, 2022 and incorporated herein by reference.

10.8#
Jacobs Solutions Inc. (StreetLight) 2011 Stock Plan, as amended and restated, effective August 29, 2022. Filed as Exhibit 4.4 to the Registrant’s Post Effective Amendment No. 1 to Form S-8 on August 29, 2022 and incorporated herein by reference.

10.9#
Jacobs Executive Deferral Plan, effective January 1, 2023. Filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the second quarter of fiscal 2023 and incorporated herein by reference.

10.10#
First Amendment to the Jacobs Executive Deferral Plan, effective December 29, 2023. Filed as Exhibit 10.15 to the Registrant’s fiscal 2024 Annual Report on Form 10-K and incorporated herein by reference.

10.11#
Second Amendment to the Jacobs Executive Deferral Plan, effective September 13, 2024. Filed as Exhibit 10.16 to the Registrant’s fiscal 2024 Annual Report on Form 10-K and incorporated herein by reference.

10.12#
Jacobs Solutions Inc. Directors Deferral Plan, as amended and restated effective August 29, 2022. Filed as Exhibit 10.22 to the Registrant’s fiscal 2022 Annual Report on Form 10-K and incorporated herein by reference.

10.13#
Jacobs Solutions Inc. 2023 Stock Incentive Plan, as amended and restated, effective January 24, 2023. Filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K on January 27, 2023 and incorporated herein by reference.

10.14#
Jacobs Engineering Group Inc. Leadership Performance Plan, as amended and restated effective August 29, 2022. Filed as Exhibit 10.44 to the Registrant’s fiscal 2022 Annual Report on Form 10-K and incorporated herein by reference.

10.15#
Jacobs Solutions Inc. 1999 Outside Director Stock Plan, as amended and restated effective August 29, 2022. Filed as Exhibit 4.1 to the Registrant’s Post Effective Amendment No. 1 to Form S-8 on August 29, 2022 and incorporated herein by reference.

10.16#†	Jacobs Solutions Inc. Executive Severance Plan, as amended and restated effective January 29, 2025.

10.17#
Form of Stock Option Award Agreement (awarded pursuant to the 1999 Outside Directors Stock Plan). Filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the second quarter of fiscal 2016 and incorporated herein by reference.

10.18#
Form of Restricted Stock Unit Award Agreement (awarded pursuant to the1999 Outside Directors Stock Plan). Filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the second quarter of fiscal 2016 and incorporated herein by reference.

10.19#
Form of Restricted Stock Unit Agreement (awarded pursuant to the 1999 Outside Directors Stock Plan). Filed as Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the second quarter of fiscal 2023 and incorporated herein by reference.

10.20#
Form of Restricted Stock Unit Agreement (Time-Based Vesting) (awarded pursuant to Jacobs' Stock Incentive Plan). Filed as Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the first quarter of fiscal 2021 and incorporated herein by reference.

10.21#
Form of Restricted Stock Unit Agreement (Performance Shares – Earnings Per Share Growth) (awarded pursuant to Jacobs' 1999 Stock Incentive Plan). Filed as Exhibit 10.1 to the Registrants Quarterly Report on Form 10-Q for the first quarter of fiscal 2022 and incorporated herein by reference.

10.22#
Form of Restricted Stock Unit Agreement (Performance Shares – ROIC) (awarded pursuant to Jacobs' Stock Incentive Plan). Filed as Exhibit 10.2 to the Registrants Quarterly Report on Form 10-Q for the first quarter of fiscal 2022 and incorporated herein by reference.

10.23#
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

10.28#
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

10.33#
Form of Restricted Stock Unit Agreement (Performance Shares – Earnings Per Share (ELT)) (awarded pursuant to Jacobs’ Stock Incentive Plan). Filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the first quarter of fiscal 2025 and incorporated herein by reference.

10.34#
Form of Restricted Stock Unit Agreement (Performance Shares – ROIC (ELT)) (awarded pursuant to Jacobs’ Stock Incentive Plan. Filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the first quarter of fiscal 2025 and incorporated herein by reference.

10.35
Employee Matters Agreement, November 20, 2023, by and among Jacobs Solutions Inc., Amazon Holdco Inc. and Amentum Parent Holdings LLC. Filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K on November 21, 2023 and incorporated herein by reference.

10.36
Tax Matters Agreement, dated as of September 27, 2024, by and among Jacobs Solutions Inc., Amentum Holdings, Inc., Amentum Parent Holdings LLC and Amentum Joint Venture LP Filed as Exhibit 10.1 to the Registrant's Current Report on Form 8-K on September 30, 2024 and incorporated herein by reference.

19	Insider Trading Policy. Filed as Exhibit 19 to the Registrant’s fiscal 2024 Annual Report on Form 10-K and incorporated herein by reference.

21†	List of Subsidiaries of Jacobs Solutions Inc.

22	Subsidiary Issuers of Guaranteed Securities. Filed as Exhibit 22.1 to the Registrant’s Quarterly Report on Form 10-Q for the third quarter of fiscal 2024 and incorporated herein by reference.

23†	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.

31.1†	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2†	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1†	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

32.2†	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

97	Jacobs Solutions Inc. Executive Clawback Policy. Filed as Exhibit 97 to the Registrant's fiscal 2023 Annual Report on Form 10-K and incorporated herein by reference.

101.INS†	XBRL Instance Document

101.SCH†	XBRL Taxonomy Extension Schema Document

101.CAL†	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF†	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB†	XBRL Taxonomy Extension Label Linkbase Document

101.PRE†	XBRL Taxonomy Extension Presentation Linkbase Document

104†	Cover page interactive data file (formatted as Inline XBRL and contained in Exhibit 101)

†	Being filed herewith.

#	Management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

JACOBS SOLUTIONS INC.
Dated:	November 20, 2025	By:	/S/ Robert V. Pragada
Robert V. Pragada
Chair and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date
/S/ Robert V. Pragada	Chair and Chief Executive Officer (Principal Executive Officer)	November 20, 2025
Robert V. Pragada
/S/ Louis Pinkham	Director	November 20, 2025
Louis Pinkham
/S/ Peter J. Robertson	Director	November 20, 2025
Peter J. Robertson
/S/ Manny Fernandez	Director	November 20, 2025
Manny Fernandez
/S/ Priya Abani	Director	November 20, 2025
Priya Abani
/S/ Michael Collins	Director	November 20, 2025
Michael Collins
/S/ Georgette D. Kiser	Director	November 20, 2025
Georgette D. Kiser
/S/ Mary Jackson	Director	November 20, 2025
Mary Jackson
/S/ Robert A. McNamara	Director	November 20, 2025
Robert A. McNamara
/S/ Julie Sloat	Director	November 20, 2025
Julie Sloat
/s/ Venk Nathamuni	Chief Financial Officer (Principal Financial Officer)	November 20, 2025
Venk Nathamuni
/S/ William B. Allen, Jr.	Chief Accounting Officer (Principal Accounting Officer)	November 20, 2025
William B. Allen, Jr.

JACOBS SOLUTIONS INC. AND SUBSIDIARIES
CONSOLIDATED FINANCIAL STATEMENTS
WITH REPORTS OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
September 26, 2025

JACOBS SOLUTIONS INC. AND SUBSIDIARIES
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
September 26, 2025

JACOBS SOLUTIONS INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share information)

	September 26, 2025	September 27, 2024
ASSETS
Current Assets:
Cash and cash equivalents	$1,235,448	$1,144,795
Receivables and contract assets	2,989,067	2,845,452
Prepaid expenses and other	134,804	155,865
Investment in equity securities	—	749,468
Total current assets	4,359,319	4,895,580
Property, Equipment and Improvements, net	311,872	315,630
Other Noncurrent Assets:
Goodwill	4,780,818	4,788,181
Intangibles, net	717,670	874,894
Deferred income tax assets	325,814	195,406
Operating lease right-of-use assets	289,101	303,856
Miscellaneous	467,941	385,458
Total other noncurrent assets	6,581,344	6,547,795
	$11,252,535	$11,759,005
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Current maturities of long-term debt	$—	$875,760
Accounts payable	1,261,489	1,029,140
Accrued liabilities	1,037,754	1,087,764
Operating lease liability	111,040	119,988
Contract liabilities	940,616	967,089
Total current liabilities	3,350,899	4,079,741
Long-term debt	2,236,456	1,348,594
Liabilities relating to defined benefit pension and retirement plans	272,069	298,221
Deferred income tax liabilities	151,821	116,655
Long-term operating lease liability	362,361	407,826
Other deferred liabilities	212,330	120,483
Total other noncurrent liabilities	3,235,037	2,291,779
Commitments and Contingencies
Redeemable Noncontrolling Interests	1,018,694	820,182
Stockholders’ Equity:
Capital stock:
Preferred stock, $1 par value, authorized - 1,000,000 shares; issued and outstanding - none	—	—
Common stock $1 par value, authorized - 240,000,000 shares; issued and outstanding - 119,081,294 shares and 124,084,028 shares as of September 26, 2025 and September 27, 2024, respectively	119,081	124,084
Additional paid-in capital	2,706,376	2,758,064
Retained earnings	1,525,760	2,366,769
Accumulated other comprehensive loss	(710,410)	(699,450)
Total Jacobs stockholders’ equity	3,640,807	4,549,467
Noncontrolling interests	7,098	17,836
Total Group stockholders’ equity	3,647,905	4,567,303
	$11,252,535	$11,759,005
See the accompanying Notes to Consolidated Financial Statements.

JACOBS SOLUTIONS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS
For the Fiscal Years Ended September 26, 2025, September 27, 2024 and September 29, 2023
(In thousands, except per share information)

	September 26, 2025	September 27, 2024	September 29, 2023
Revenues	$12,029,783	$11,500,941	$10,851,420
Direct cost of contracts	(9,044,849)	(8,668,185)	(8,140,560)
Gross profit	2,984,934	2,832,756	2,710,860
Selling, general and administrative expenses	(2,121,300)	(2,140,320)	(2,034,376)
Operating Profit	863,634	692,436	676,484
Other Income (Expense):
Interest income	35,804	34,454	24,975
Interest expense	(145,788)	(169,058)	(168,085)
Loss on extinguishment of debt	(20,510)	—	—
Miscellaneous (expense) income, net	(189,663)	219,454	(12,399)
Total other (expense) income, net	(320,157)	84,850	(155,509)
Earnings from Continuing Operations Before Taxes	543,477	777,286	520,975
Income Tax Expense for Continuing Operations	(215,555)	(131,493)	(101,336)
Net Earnings of the Group from Continuing Operations	327,922	645,793	419,639
Net (Loss) Earnings of the Group from Discontinued Operations, net of tax	(23,966)	206,850	300,017
Net Earnings of the Group	303,956	852,643	719,656
Net Earnings Attributable to Noncontrolling Interests from Continuing Operations	(3,443)	(17,990)	(18,900)
Net Earnings Attributable to Redeemable Noncontrolling Interests	(11,177)	(14,999)	(21,614)
Net Earnings Attributable to Jacobs from Continuing Operations	313,302	612,804	379,125
Net Earnings Attributable to Noncontrolling Interests from Discontinued Operations	—	(13,561)	(13,365)
Net (Loss) Earnings Attributable to Jacobs from Discontinued Operations	(23,966)	193,289	286,652
Net Earnings Attributable to Jacobs	$289,336	$806,093	$665,777
Net Earnings Per Share:
Basic Net Earnings from Continuing Operations Per Share	$2.59	$4.81	$3.06
Basic Net (Loss) Earnings from Discontinued Operations Per Share	$(0.20)	$1.54	$2.26
Basic Earnings Per Share	$2.39	$6.35	$5.32

Diluted Net Earnings from Continuing Operations Per Share	$2.58	$4.79	$3.05
Diluted Net (Loss) Earnings from Discontinued Operations Per Share	$(0.20)	$1.54	$2.25
Diluted Earnings Per Share	$2.38	$6.32	$5.30
See the accompanying Notes to Consolidated Financial Statements.

JACOBS SOLUTIONS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the Fiscal Years Ended September 26, 2025, September 27, 2024 and September 29, 2023
(In thousands)

	September 26, 2025	September 27, 2024	September 29, 2023
Net Earnings of the Group	$303,956	$852,643	$719,656
Other Comprehensive (Loss) Income:
Foreign currency translation adjustment	(10,110)	266,421	148,971
Change in cash flow hedges	(6,284)	(84,193)	(20,500)
Change in pension plan liabilities	(2,717)	(50,404)	(16,389)
Other comprehensive (loss) income before taxes	(19,111)	131,824	112,082
Income Tax Benefit (Expense):
Foreign currency translation adjustment	5,657	—	1,132
Cash flow hedges	1,750	21,521	5,870
Change in pension plan liabilities	744	5,159	(1,908)
Income Tax Benefit:	8,151	26,680	5,094
Net other comprehensive (loss) income	(10,960)	158,504	117,176
Net Comprehensive Income of the Group	292,996	1,011,147	836,832
Net Earnings Attributable to Noncontrolling Interests	(3,443)	(31,551)	(32,265)
Net Earnings Attributable to Redeemable Noncontrolling Interests	(11,177)	(14,999)	(21,614)
Net Comprehensive Income Attributable to Jacobs	$278,376	$964,597	$782,953
See the accompanying Notes to Consolidated Financial Statements including the Company's note on Other Financial Information for a presentation of amounts reclassified to net income during the period.

JACOBS SOLUTIONS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
For the Fiscal Years Ended September 26, 2025, September 27, 2024 and September 29, 2023
(In thousands)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Jacobs Stockholders’ Equity	Noncontrolling Interests	Total Group Stockholders’ Equity
Balances at September 30, 2022	$127,393	$2,682,009	$4,225,784	$(975,130)	$6,060,056	$44,336	$6,104,392
Net earnings	—	—	665,777	—	665,777	32,265	698,042
Foreign currency translation adjustments, net of deferred taxes of $(1,132)	—	—	—	150,103	150,103	—	150,103
Pension plan liability, net of deferred taxes of $1,908	—	—	—	(18,297)	(18,297)	—	(18,297)
Change in cash flow hedges, net of deferred taxes of $(5,870)	—	—	—	(14,630)	(14,630)	—	(14,630)
Dividends	—	—	(132,468)	—	(132,468)	—	(132,468)
Noncontrolling interests - distributions and other	—	—	—	—	—	(22,739)	(22,739)
Redeemable Noncontrolling interests redemption value adjustment	—	—	(10,770)	—	(10,770)	—	(10,770)
Repurchase and issuance of redeemable noncontrolling interests	—	—	14,293	—	14,293	—	14,293
Stock based compensation	—	74,337	—	—	74,337	—	74,337
Issuances of equity securities including shares withheld for taxes	910	28,181	(5,558)	—	23,533	—	23,533
Repurchases of equity securities	(2,326)	(49,202)	(214,186)	—	(265,714)	—	(265,714)
Balances at September 29, 2023	$125,977	$2,735,325	$4,542,872	$(857,954)	$6,546,220	$53,862	$6,600,082
Net earnings	—	—	806,093	—	806,093	31,551	837,644
Foreign currency translation adjustments, net of deferred taxes of $0	—	—	—	211,702	211,702	—	211,702
Pension plan liability, net of deferred taxes of $(5,159)	—	—	—	(44,998)	(44,998)	—	(44,998)
Change in cash flow hedges., net of deferred taxes of $(21,521)	—	—	—	(62,672)	(62,672)	—	(62,672)
Dividends	—	—	(145,924)	—	(145,924)	—	(145,924)
Noncontrolling interests - distributions and other	—	—	—	—	—	(21,202)	(21,202)
Redeemable Noncontrolling interests redemption value adjustment	—	—	(171,142)	—	(171,142)	—	(171,142)
Repurchase and issuance of redeemable noncontrolling interests	—	—	4,698	—	4,698	—	4,698
Distribution of SpinCo Business	—	—	(2,326,290)	54,472	(2,271,818)	(46,375)	(2,318,193)
Stock based compensation	—	74,193	—	—	74,193	—	74,193
Issuances of equity securities including shares withheld for taxes	994	11,512	(6,723)	—	5,783	—	5,783
Repurchases of equity securities	(2,887)	(62,966)	(336,815)	—	(402,668)	—	(402,668)
Balances at September 27, 2024	$124,084	$2,758,064	$2,366,769	$(699,450)	$4,549,467	$17,836	$4,567,303
Net earnings	—	—	289,336	—	289,336	3,443	292,779
Foreign currency translation adjustments, net of deferred taxes of $(5,657)	—	—	—	(4,453)	(4,453)	—	(4,453)
Pension plan liability, net of deferred taxes of $(744)	—	—	—	(1,973)	(1,973)	—	(1,973)
Change in cash flow hedges, net of deferred taxes of $(1,750)	—	—	—	(4,534)	(4,534)	—	(4,534)
Dividends	—	—	(117,977)	—	(117,977)	—	(117,977)
Dividend in kind	—	—	(159,266)	—	(159,266)	—	(159,266)
Noncontrolling interests - distributions and other	—	—	—	—	—	(14,181)	(14,181)
Redeemable Noncontrolling interests redemption value adjustment	—	—	(199,763)	—	(199,763)	—	(199,763)
Repurchase and issuance of redeemable noncontrolling interests	—	—	3,550	—	3,550	—	3,550
Distribution adjustments relating to SpinCo Business	—	—	(27,672)	—	(27,672)	—	(27,672)
Stock based compensation	—	60,960	—	—	60,960	—	60,960
Issuances of equity securities including shares withheld for taxes	685	14,230	(7,653)	—	7,262	—	7,262
Repurchases of equity securities	(5,688)	(126,878)	(621,564)	—	(754,130)	—	(754,130)
Balances at September 26, 2025	$119,081	$2,706,376	$1,525,760	$(710,410)	$3,640,807	$7,098	$3,647,905

See the accompanying Notes to Consolidated Financial Statements.

JACOBS SOLUTIONS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Fiscal Years Ended September 26, 2025, September 27, 2024 and September 29, 2023
(In thousands)

	September 26, 2025	September 27, 2024	September 29, 2023
Cash Flows from Operating Activities:
Net Earnings of the Group	$303,956	$852,643	$719,656
Adjustments to reconcile net earnings to net cash flows provided by operations:
Depreciation and amortization:
Property, equipment and improvements	82,059	99,232	103,346
Intangible assets	155,517	209,507	203,906
Loss on extinguishment of debt	20,510	—	—
Loss (gain) on investment in equity securities	227,305	(186,931)	—
Stock based compensation	60,960	74,193	74,337
Equity in earnings of operating ventures, net of return on capital distributions	(1,526)	(16,079)	(324)
(Gain) loss on disposals of assets, net	(722)	(3,200)	7,690
Impairment of equity method investment and other long-term assets	—	3,000	48,163
Deferred income taxes	(94,532)	(224,935)	(76,815)
Changes in assets and liabilities, excluding the effects of businesses acquired:
Receivables and contract assets, net of contract liabilities	(177,877)	59,587	(8,395)
Prepaid expenses and other current assets	8,383	11,217	(33,996)
Miscellaneous other assets	60,586	104,659	92,050
Accounts payable	231,254	81,469	166,194
Income taxes payable	(183,273)	94,094	9,408
Accrued liabilities	(64,945)	(138,491)	(279,136)
Other deferred liabilities	75,231	6,047	(49,957)
Other, net	(16,182)	28,661	(1,364)
Net cash provided by operating activities	686,704	1,054,673	974,763
Cash Flows from Investing Activities:
Additions to property and equipment	(79,232)	(121,114)	(137,486)
Disposals of property and equipment and other assets	2,332	6,187	1,544
Capital contributions to equity investees, net of return of capital distributions	1,609	1,737	7,964
Acquisitions of businesses, net of cash acquired	—	(14,000)	(17,685)
Net cash used for investing activities	(75,291)	(127,190)	(145,663)
Cash Flows from Financing Activities:
Proceeds from long-term borrowings	2,458,201	4,606,697	3,860,468
Repayments of long-term borrowings	(1,471,800)	(3,370,355)	(4,486,679)
Proceeds from short-term borrowings	—	5,345	13,011
Repayments of short-term borrowings	(656,981)	(866,761)	(3,353)
Debt issuance costs	(92)	(34,331)	(17,177)
Proceeds from issuances of common stock	34,712	47,503	47,782
Common stock repurchases	(754,130)	(402,668)	(265,714)
Taxes paid on vested restricted stock	(27,450)	(41,720)	(24,249)
Cash dividends to shareholders	(153,027)	(142,779)	(128,420)
Net dividends associated with noncontrolling interests	(14,205)	(21,678)	(23,156)
Repurchase of redeemable noncontrolling interests	(10,449)	(55,344)	(92,939)
Proceeds from issuances of redeemable noncontrolling interests	—	19,761	34,016
Cash impact from distribution of SpinCo Business	70,000	(495,307)	—
Net cash used for financing activities	(525,221)	(751,637)	(1,086,410)
Effect of Exchange Rate Changes	3,693	41,640	32,548
Net Increase (Decrease) in Cash and Cash Equivalents and Restricted Cash	89,885	217,486	(224,762)
Cash and Cash Equivalents, including Restricted Cash, at the Beginning of the Period	1,146,931	929,445	1,154,207
Cash and Cash Equivalents, including Restricted Cash, at the End of the Period	$1,236,816	$1,146,931	$929,445
Less Cash and Cash Equivalents included in Assets held for spin	$—	$—	$(155,728)
Cash and Cash Equivalents, including Restricted Cash, of Continuing Operations at the End of the Period	$1,236,816	$1,146,931	$773,717

See the accompanying Notes to Consolidated Financial Statements.

JACOBS SOLUTIONS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.Description of Business and Basis of Presentation
Description of Business
Jacobs Solutions Inc. ("Jacobs" or "the Company") is a leading global professional services company that designs and deploys technology-centric solutions to solve many of the world’s most complex challenges. The services Jacobs provides to end markets fall into the following two operating segments: Infrastructure & Advanced Facilities and our investment in PA Consulting Group Limited ("PA Consulting"). See Note 19- Segment Information.
From advisory and consulting, feasibility, planning, design, program and lifecycle management, Jacobs provides end-to-end services in advanced manufacturing, cities & places, energy, environmental, life sciences, transportation and water. Jacobs provides its services through offices and subsidiaries located primarily in North America, Europe, the Middle East, India, Australia, New Zealand and Asia. Jacobs provides its services under cost-reimbursable (including limited amounts of guaranteed maximum price) and fixed-price contracts, with fixed-price contracts comprised mainly of professional services arrangements and in some limited cases, construction. The percentage of revenues realized from each of these types of contracts for the fiscal years ended September 26, 2025, September 27, 2024 and September 29, 2023 was as follows:

	For the Years Ended
	September 26, 2025	September 27, 2024	September 29, 2023
Cost-reimbursable	68%	69%	70%
Fixed-price	32%	31%	30%
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
As a result of the Separation, substantially all SpinCo Business-related assets and liabilities have been separated and distributed (the "Disposal Group"). The Company determined that the Disposal Group should be reported as discontinued operations in accordance with ASC 205-20, Discontinued Operations because their disposal represents a strategic shift that had a major effect on the Company's operations and financial results. As such, the financial results of the SpinCo Business are reflected in the Company's Consolidated Statements of Earnings as well as relevant disclosures as discontinued operations for all periods presented. Additionally, current and non-current assets and liabilities of the Disposal Group were reflected as held for spin in the Consolidated Balance Sheets prior to the Separation Transaction and no amounts remain held for spin as of September 27, 2024 and September 26, 2025. See Note 14- Discontinued Operations for more information.

JACOBS SOLUTIONS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
2.Significant Accounting Policies
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
The Company recognizes revenue using the percentage-of-completion method, based primarily on contract costs incurred to date compared to total estimated contract costs. Estimated contract costs include the Company’s latest estimates using judgments with respect to labor hours and costs, materials, and subcontractor costs. The percentage-of-completion method (an input method) is the most representative depiction of the Company’s performance because it directly measures the value of the services transferred to the customer. Subcontractor materials, labor and equipment and, in certain cases, customer-furnished materials and labor and equipment are included in revenue and cost of revenue when management believes that the company is acting as a principal rather than as an agent (e.g., the company significantly integrates the materials, labor and equipment into the deliverables promised to the customer or is otherwise primarily responsible for fulfillment and acceptability of the materials, labor and/or equipment). The Company recognizes revenue, but not profit, on certain uninstalled materials that are not specifically produced, fabricated, or constructed for a project. Changes to total estimated contract cost or losses, if any, are recognized in the period in which they are determined as assessed at the contract level. Pre-contract costs are expensed as incurred unless they are expected to be recovered from the client. Project mobilization costs are generally charged to project costs as incurred when they are an integrated part of the performance obligation being transferred to the client. Under the typical payment terms of our engineering, procurement and construction contracts, amounts are billed as work progresses in accordance with agreed-upon contractual terms at periodic intervals (e.g., biweekly or monthly) and customer payments are typically due within 30 to 60 days of billing, depending on the contract.
For service contracts, the Company recognizes revenue over time using the cost-to-cost percentage-of-completion method. For contracts with multiple performance obligations, the Company allocates the transaction price to each performance obligation using an estimate of the stand-alone selling price of each distinct service in the contract. In some instances where the Company is standing ready to provide services, the Company recognizes revenue ratably over the service period. When the Company has operations and maintenance or secondment contracts that do not contain variable consideration or have significant timing differences between cash payment and performance, the practical expedient method is applied for revenue recognition. Under the typical payment terms of our service contracts, amounts are billed as work progresses in accordance with agreed-upon contractual terms, and customer payments are typically due within 30 to 60 days of billing, depending on the contract.
Revenue for certain contracts related to the sale of software licenses is recognized at a point in time, typically at the time of delivery, in accordance with ASC 606. The software license sale will be treated as a performance obligation separate and distinct from any related service and maintenance.
Direct cost of contracts include all costs incurred in connection with and directly for the benefit of client contracts, including depreciation and amortization relating to assets used in providing the services required by the related projects. The level of direct cost of contracts may fluctuate between reporting periods due to a variety of factors, including the amount of pass-through costs we incur during a period. On those projects where we are acting as principal for subcontract labor or third-party materials and equipment, we reflect the amounts of such items in both revenues and costs (and we refer to such costs as “pass-through costs”).
    Back charges to suppliers or subcontractors are recognized as a reduction of cost when it is determined that recovery of such cost is probable, and the amounts can be reliably estimated. Disputed back charges are recognized when the same requirements described above have been satisfied.

JACOBS SOLUTIONS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
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
The fair value of the Company’s reporting units (when a quantitative impairment analysis is required for the purpose of determining whether there is an impairment of the carrying value of goodwill) is determined using an income and market approach. Both approaches require us to make certain estimates and judgments. Under the income approach, fair value is determined by using the discounted cash flows of our reporting units. Under the market approach, the fair values of our reporting units are determined by reference to guideline companies that are reasonably comparable to our reporting units; the fair values are estimated based on the valuation multiples of earnings before taxes, interest, depreciation and amortization associated with the guideline companies. In assessing whether the carrying value of goodwill has been impaired, we utilize the results of both valuation techniques and consider the range of fair values indicated.
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
Cash Equivalents
We consider all highly liquid investments with original maturities of less than three months to be cash equivalents. Cash equivalents at September 26, 2025 and September 27, 2024 consisted primarily of money market mutual funds and overnight bank deposits.
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

JACOBS SOLUTIONS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
Contract liabilities represent amounts billed to clients in excess of revenue recognized to date. Amounts will be earned based on achievement of deliverables.
Property, Equipment, and Improvements
Property, equipment and improvements are carried at cost, and are shown net of accumulated depreciation and amortization in the accompanying Consolidated Balance Sheets. Depreciation and amortization are computed primarily by using the straight-line method over the estimated useful lives of the assets. The cost of leasehold improvements is amortized using the straight-line method over the lesser of the estimated useful life of the asset or the remaining term of the related lease. Estimated useful lives are 40 years for buildings and range from 3 to 10 years for equipment and from 1 to 13 years for leasehold improvements.
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
We perform our annual goodwill impairment assessment as of the first day of the fourth fiscal quarter each year. We begin with the qualitative assessment of whether it is more likely than not that a reporting unit’s fair value is less than its carrying value before applying the quantitative assessment described below. If it is determined through the evaluation of events or circumstances that the carrying value may not be recoverable, the Company then compares the fair value of the related reporting unit with its carrying amount. If the carrying amount of a reporting unit exceeds its fair value, an impairment loss is recognized. For the 2025 fiscal year, we determined that the fair values of reporting units significantly exceeded their carrying values and an analysis beyond the qualitative level was not considered necessary.
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
Foreign Currencies
In preparing our Consolidated Financial Statements, it is necessary to translate the financial statements of our subsidiaries operating outside the U.S., which are denominated in currencies other than the U.S. dollar, into the U.S. dollar. In accordance with U.S. GAAP, revenues and expenses of operations outside the U.S. are translated into U.S. dollars using weighted-average exchange rates for the applicable periods being translated while the assets and liabilities of operations outside the U.S. are generally translated into U.S. dollars using period-end exchange rates. The net effect of foreign currency translation adjustments is included in stockholders’ equity as a component of accumulated other comprehensive loss in the accompanying Consolidated Balance Sheets.
Share-Based Payments
We measure the value of services received from employees and directors in exchange for an award of an equity instrument based on the grant-date fair value of the award. The fair value is recognized as a non-cash cost on a straight-line basis over the period the individual provides services, which is typically the vesting period of the award with the exception of awards containing an internal performance measure, such as Earnings Per Share growth and Return on Invested Capital, which is recognized on a straight-line basis over the vesting period subject to the probability of meeting the performance requirements and adjusted for the number of shares expected to be earned. The cost of these awards is recorded in selling, general and administrative expenses in the accompanying Consolidated Statements of Earnings.

JACOBS SOLUTIONS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
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
The Company’s right-of use assets and lease liabilities relate to real estate, project assets used in connection with long-term construction contracts, IT assets and vehicles. The Company’s leases have remaining lease terms of less than one year to eighteen years. The Company’s lease obligations are primarily for the use of office space and are primarily operating leases. Certain of the Company’s leases contain renewal, extension, or termination options. The Company assesses each option on an individual basis and will only include options reasonably certain of exercise in the lease term. The Company generally considers the base term to be the term provided in the contract. None of the Company’s lease agreements contain material options to purchase the leased property, material residual value guarantees, or material restrictions or covenants.
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
We measure our defined benefit plan assets and obligations as of the end of the month closest to their fiscal year end, which is September 26, 2025 as the alternative measurement date in accordance with FASB guidance ASU 2015-04, Compensation Retirement Benefit (Topic 715): Practical Expedient for the Measurement Date of an Employer’s Defined Benefit Obligation and Plan Asset. This guidance allows employers with fiscal year ends that do not coincide with a calendar month end to make an accounting policy election to measure defined benefit plan assets and obligations as of the end of the month closest to their fiscal year end.
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

JACOBS SOLUTIONS INC. AND SUBSIDIARIES
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

JACOBS SOLUTIONS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
New Accounting Pronouncements
ASU 2025-05, Financial Instruments—Credit Losses, (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets, provides all entities with a practical expedient option when estimating expected credit losses for current accounts receivable and current contract assets arising from transactions accounted for under Topic 606. The amendments in this update are effective for annual reporting periods beginning after December 15, 2025, including interim periods within those annual periods, with early adoption permitted. ASU 2025-05 will be effective for the Company in first quarter of fiscal 2027. The Company is evaluating the impact of this guidance on its consolidated financial statements and related disclosures.
ASU 2025-03, Business Combinations, (Topic 805) and Consolidation (Topic 810): Determining the Accounting Acquirer in the Acquisition of a Variable Interest Entity, clarifies the guidance in determining the accounting acquirer in a business combination effected primarily by exchanging equity interests when the acquiree is a variable interest entity that meets the definition of a business. The standard is effective for fiscal years beginning after December 15, 2026, including interim periods within those fiscal years. Early adoption is permitted, and the standard is to be applied prospectively to acquisitions after the adoption date. ASU 2025-03 will be effective for the Company in the first quarter of fiscal 2028. The Company is evaluating the impact of this guidance on its consolidated financial statements and related disclosures.
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
ASU 2023-07, Segment Reporting, (Topic 280): Improvements to Reportable Segment Disclosures, requires disclosure of significant segment expenses that are regularly provided to the chief operating decision maker (“CODM”) and included within each reported measure of segment profit or loss, an amount and description of its composition for other segment items to reconcile to segment profit or loss, and the title and position of the entity’s CODM. The amendments in this update also expand the interim segment disclosure requirements. ASU 2023-07 is effective for annual periods beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted and the amendments in this update are required to be applied on a retrospective basis. ASU 2023-07 was effective for the Company's annual fiscal 2025 period. The Company adopted this update effective for the fiscal year ended September 26, 2025.
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
The following table further disaggregates our revenue by geographic area for the years ended September 26, 2025, September 27, 2024 and September 29, 2023 (in thousands):

	For the Years Ended
	September 26, 2025	September 27, 2024	September 29, 2023
Revenues:
United States	$7,415,464	$7,178,610	$6,511,371
Europe	2,871,566	2,689,298	2,704,684
Canada	248,118	261,682	266,926
Asia	144,944	132,658	133,670
India	180,124	152,591	164,212
Australia and New Zealand	573,237	549,571	558,096
Middle East and Africa	596,330	536,531	512,461
Total	$12,029,783	$11,500,941	$10,851,420
The following table presents the revenues earned directly or indirectly from the U.S. federal government and its agencies, expressed as a percentage of total revenues:

For the Years Ended
September 26, 2025	September 27, 2024	September 29, 2023
8%	10%	9%
Contract Liabilities
Contract liabilities represent amounts billed to clients in excess of revenue recognized to date. Revenue recognized for the year ended September 26, 2025 that was previously included in the contract liability balance on September 27, 2024 was $728 million. Revenue recognized for the year ended September 27, 2024 that was previously included in the contract liability balance on September 29, 2023 was $521 million.
Remaining Performance Obligations
The Company’s remaining performance obligations as of September 26, 2025 represent a measure of the total dollar value of work to be performed on contracts awarded and in progress. The Company had approximately $15.7 billion in remaining performance obligations as of September 26, 2025. The Company expects to recognize 51% of our remaining performance obligations within the next twelve months and the remaining 49% thereafter. The majority of the remaining performance obligations after the first twelve months are expected to be recognized over a four-year period.
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

JACOBS SOLUTIONS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
4.Earnings Per Share and Certain Related Information
Basic and Diluted Earnings Per Share
Basic and diluted earnings per share (“EPS”) are computed using the two-class method, which is an earnings allocation method that determines EPS for common shares and participating securities. The undistributed earnings are allocated between common shares and participating securities as if all earnings had been distributed during the period. Participating securities and common shares have equal rights to undistributed earnings. Net earnings used for the purpose of determining basic and diluted EPS is determined by taking net earnings, less earnings available to participating securities and the redeemable noncontrolling interests redemption value adjustment associated with the PA Consulting investment.

JACOBS SOLUTIONS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
The following table reconciles the numerator and denominator used to compute basic EPS to the denominator used to compute diluted EPS for the years ended September 26, 2025, September 27, 2024 and September 29, 2023 (in thousands):

	For the Years Ended
	September 26, 2025	September 27, 2024	September 29, 2023
Numerator for Basic and Diluted EPS:
Net earnings attributable to Jacobs from continuing operations	$313,302	$612,804	$379,125
Redeemable Noncontrolling interests redemption value adjustment (See Note 15- PA Consulting Redeemable Noncontrolling Interests)	912	(10,274)	8,340
Net earnings from continuing operations allocated to common stock for EPS calculation	$314,214	$602,530	$387,465

Net (loss) earnings from discontinued operations allocated to common stock for EPS calculation	$(23,966)	$193,289	$286,652

Net earnings allocated to common stock for EPS calculation	$290,248	$795,819	$674,117

Denominator for Basic and Diluted EPS:

Shares used for calculating basic EPS attributable to common stock	121,468	125,324	126,607

Effect of dilutive securities:
Stock compensation plans	464	557	607
Shares used for calculating diluted EPS attributable to common stock	121,932	125,881	127,214

Net Earnings Per Share:
Basic Net Earnings from Continuing Operations Per Share	$2.59	$4.81	$3.06
Basic Net (Loss) Earnings from Discontinued Operations Per Share	$(0.20)	$1.54	$2.26
Basic Earnings Per Share:	$2.39	$6.35	$5.32
Diluted Net Earnings from Continuing Operations Per Share	$2.58	$4.79	$3.05
Diluted Net (Loss) Earnings from Discontinued Operations Per Share	$(0.20)	$1.54	$2.25
Diluted Earnings Per Share:	$2.38	$6.32	$5.30

Note: Earnings per share amounts may not add due to rounding
Share Repurchases
On January 16, 2020, the Company's Board of Directors authorized a share repurchase program of up to $1.0 billion of the Company's common stock (the "2020 Repurchase Authorization"). The 2020 Repurchase Authorization expired on January 15, 2023. On January 25, 2023, the Company's Board of Directors authorized an incremental share repurchase program of up to $1.0 billion of the Company's common stock, which would expire on January 25, 2026 (the "2023 Repurchase Authorization"). By the end of the second fiscal quarter of 2025, the Company had repurchased the full amount of common stock authorized under the 2023 Repurchase Authorization.

JACOBS SOLUTIONS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
On January 30, 2025, the Company's Board of Directors authorized an incremental share repurchase program of up to $1.5 billion of the Company's common stock, to expire on January 30, 2028 (the "2025 Repurchase Authorization"). At September 26, 2025, the Company had $1.2 billion remaining under the 2025 Repurchase Authorization.
The following table summarizes repurchase activity under the 2020 Repurchase Authorization during fiscal 2023 through expiration during the second fiscal quarter of 2023:

Amount Authorized (2020 Repurchase Authorization)	Average Price Per Share (1)	Shares Repurchased	Total Shares Retired
$1,000,000,000	$113.56	1,237,688	1,237,688
(1)Includes commissions paid and excise tax due under the Inflation Reduction Act of 2022 and calculated at the average price per share.

The following table summarizes the activity under the 2023 Repurchase Authorization during fiscal 2025:

Amount Authorized (2023 Repurchase Authorization)	Average Price Per Share (1)	Shares Repurchased	Total Shares Retired
$1,000,000,000	$133.51	3,570,275	3,570,275
(1)Includes commissions paid and excise tax due under the Inflation Reduction Act of 2022 and calculated at the average price per share.

The following table summarizes the activity under the 2025 Repurchase Authorization during fiscal 2025:

Amount Authorized (2025 Repurchase Authorization)	Average Price Per Share (1)	Shares Repurchased	Total Shares Retired
$1,500,000,000	$131.05	2,117,350	2,117,350
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
Dividends
On November 18, 2025, the Company’s Board of Directors declared a quarterly dividend of $0.32 per share of the Company’s common stock, which will be paid on December 19, 2025, to shareholders of record on the close of business on December 2, 2025. Future dividend declarations are subject to review and approval by the Company’s Board of Directors.

JACOBS SOLUTIONS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
Dividends paid through September 26, 2025 and the preceding fiscal year are as follows:

Declaration Date	Record Date	Payment Date	Cash Amount (per share)
July 31, 2025	August 22, 2025	September 19, 2025	$0.32
April 30, 2025	May 23, 2025	June 20, 2025	$0.32
January 30, 2025	February 21, 2025	March 21, 2025	$0.32
September 26, 2024	October 25, 2024	November 22, 2024	$0.29
July 11, 2024	July 26, 2024	August 23, 2024	$0.29
May 2, 2024	May 24, 2024	June 21, 2024	$0.29
January 25, 2024	February 23, 2024	March 22, 2024	$0.29
September 28, 2023	October 27, 2023	November 9, 2023	$0.26

5.Goodwill and Intangibles
The carrying value of goodwill associated with continuing operations and appearing in the accompanying Consolidated Balance Sheets September 26, 2025 and September 27, 2024 was as follows (in thousands):

	Infrastructure & Advanced Facilities	PA Consulting	Total
Balance September 27, 2024	$3,362,760	$1,425,421	$4,788,181
Foreign currency translation and other	(11,270)	3,907	(7,363)
Balance September 26, 2025	$3,351,490	$1,429,328	$4,780,818
The following table provides certain information related to the Company’s acquired intangibles in the accompanying Consolidated Balance Sheets for the year ended September 26, 2025 (in thousands):

	Customer Relationships, Contracts and Backlog	Developed Technology	Trade Names	Total
Balances, September 27, 2024	$651,894	$31,515	$191,485	$874,894
Amortization	(128,811)	(11,985)	(14,721)	(155,517)
Foreign currency translation and other	(1,808)	(6)	107	(1,707)
Balances, September 26, 2025	$521,275	$19,524	$176,871	$717,670
Weighted Average Amortization Period (years)	6	4	15	8
The weighted average amortization period includes the effects of foreign currency translation.
The following table presents estimated amortization expense of intangible assets for fiscal 2026 and for the succeeding years.

Fiscal Year	(in millions)
2026	$139.0
2027	109.0
2028	98.6
2029	98.6
2030	76.3
Thereafter	196.2
Total	$717.7
6.Other Financial Information

JACOBS SOLUTIONS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
Receivables and Contract Assets
The following table presents the components of receivables and contract assets appearing in the accompanying Consolidated Balance Sheets at September 26, 2025 and September 27, 2024 as well as certain other related information (in thousands):

	September 26, 2025	September 27, 2024
Amounts billed, net	$1,386,253	$1,278,980
Unbilled receivables and other	1,115,286	1,132,980
Contract assets	487,528	433,492
Total receivables and contract assets, net	$2,989,067	$2,845,452
Property, Equipment and Improvements, Net
The following table presents the components of our property, equipment and improvements, net at September 26, 2025 and September 27, 2024 (in thousands):

	September 26, 2025	September 27, 2024
Land	$—	$69
Buildings	43,792	45,747
Equipment	742,145	702,680
Leasehold improvements	174,497	165,043
Construction in progress	8,754	7,183
	969,188	920,722
Accumulated depreciation and amortization	(657,316)	(605,092)
	$311,872	$315,630
The following table presents our property, equipment and improvements, net by geographic area for the years ended September 26, 2025 and September 27, 2024 (in thousands):

	September 26, 2025	September 27, 2024
United States	$142,289	$149,843
Europe	121,359	116,957
Canada	5,600	5,387
Asia	4,249	3,686
India	10,561	10,127
Australia and New Zealand	18,904	21,912
Middle East and Africa	8,910	7,718
Total	$311,872	$315,630
Accrued Liabilities
The following table presents the components of accrued liabilities shown in the accompanying Consolidated Balance Sheets at September 26, 2025 and September 27, 2024 (in thousands):

	September 26, 2025	September 27, 2024
Accrued payroll and related liabilities	$656,641	$654,295
Accrued professional liability and other	221,534	206,402
Income, sales and other tax accruals	113,795	134,990
Insurance liabilities	43,346	54,592
Dividends payable	2,438	37,485
Total	$1,037,754	$1,087,764

JACOBS SOLUTIONS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
Accumulated Other Comprehensive Income (Loss)
The following table presents the Company's roll forward of accumulated income (loss) after-tax for the years ended September 26, 2025 and September 27, 2024 (in thousands):

	Change in Pension and Retiree Medical Plan Liabilities	Foreign Currency Translation Adjustment (1)	(Loss)/Gain on Cash Flow Hedges (2)	Total
Balance at September 29, 2023	$(325,692)	$(635,937)	$103,675	$(857,954)
Other comprehensive (loss) income	(45,190)	211,702	(8,166)	158,346
Reclassifications from other comprehensive income (loss)	192	—	(54,506)	(54,314)
Distribution of SpinCo Business	(247)	54,719	—	54,472
Balance at September 27, 2024	$(370,937)	$(369,516)	$41,003	$(699,450)
Other comprehensive (loss) income	(2,198)	(4,453)	3,327	(3,324)
Reclassifications from other comprehensive income (loss)	225	—	(7,861)	(7,636)
Balance at September 26, 2025	$(372,910)	$(373,969)	$36,469	$(710,410)
(1)Included in the overall foreign currency translation adjustment for the years ended September 26, 2025 and September 27, 2024 is $(1.0) million and $(8.9) million, respectively, in unrealized losses on long-term foreign currency denominated intercompany loans not anticipated to be settled in the foreseeable future.
(2)Included in the Company’s cumulative net unrealized gains from interest rate swaps recorded in accumulated other comprehensive loss as of September 26, 2025 and September 27, 2024 were approximately $6.2 million and $5.9 million, respectively in unrealized gains, net of taxes, which are expected to be realized in earnings during the twelve months subsequent to September 26, 2025.
7.Income Taxes
The following table presents the components of our consolidated income taxes for continuing operations for years ended September 26, 2025, September 27, 2024 and September 29, 2023 (in thousands):

	For the Years Ended
	September 26, 2025	September 27, 2024	September 29, 2023
Current income tax expense from continuing operations:
Federal	$135,862	$102,702	$13,852
State	40,445	46,881	16,825
Foreign	138,015	100,421	142,177
Total current tax expense from continuing operations	$314,322	$250,004	$172,854
Deferred income tax (benefit) expense from continuing operations:
Federal	$(71,540)	$(99,686)	$(28,779)
State	(21,809)	(32,068)	4,534
Foreign	(5,418)	13,243	(47,273)
Total deferred tax benefit from continuing operations	$(98,767)	$(118,511)	$(71,518)
Consolidated income tax expense from continuing operations	$215,555	$131,493	$101,336
Deferred taxes reflect the tax effects of temporary differences between the amounts recorded as assets and liabilities for financial reporting purposes and the comparable amounts recorded for income tax purposes. Deferred tax assets and liabilities are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

JACOBS SOLUTIONS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
The following table presents the components of our net deferred tax (liabilities) assets at September 26, 2025 and September 27, 2024 (in thousands):

	September 26, 2025	September 27, 2024 (1)
Deferred tax assets:
Other employee benefit plans	$112,906	$110,377
Net operating losses	207,377	259,335
Foreign tax credit	38,989	42,394
Lease liability	78,386	93,488
Capitalized research costs	184,394	112,652
Unrealized foreign exchange loss	11,244	11,891
Other	32,693	10,178
Valuation allowance	(193,050)	(217,397)
Gross deferred tax assets	472,939	422,918
Deferred tax liabilities:
Depreciation and amortization	(211,627)	(243,234)
Lease right of use asset	(37,078)	(41,817)
Defined benefit pension plans	(16,102)	(4,540)
Hedge investments	(12,259)	(13,862)
Unrealized foreign exchange gain	(947)	(12,598)
Other	(20,933)	(28,116)
Gross deferred tax liabilities	(298,946)	(344,167)
Net deferred tax assets	$173,993	$78,751
    (1) Prior period amounts have been reclassified to conform with the current period presentation
Valuation allowances are recorded to reduce deferred tax assets to the amount that is more likely than not to be realized based on an assessment of positive and negative evidence, including estimates of future taxable income necessary to realize future deductible amounts. The Company's total valuation allowances were $193.1 million and $217.4 million at September 26, 2025 and September 27, 2024, respectively. This change in the valuation allowances is primarily attributable to a $24.2 million decrease resulting from the expiration and other adjustments of certain net operating losses and foreign tax credits and an offsetting elimination of their related valuation allowances.
At September 26, 2025 and September 27, 2024, the Company's U.S. and international net operating loss carryforwards totaled $732.4 million and $915.6 million, resulting in a net operating loss deferred tax asset of $207.4 million and $259.3 million, respectively. The Company's net operating losses have various expiration periods between 2026 and indefinite periods. At September 26, 2025, the Company has foreign tax credit carryforwards of $39.0 million (which has a partial valuation allowance of $22.4 million) with $5.8 million expected to expire in 2026 and the remaining by 2033.

JACOBS SOLUTIONS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
The following table reconciles total income tax expense from continuing operations using the statutory U.S. federal income tax rate to the consolidated income tax expense for continuing operations shown in the accompanying Consolidated Statements of Earnings for the years ended September 26, 2025, September 27, 2024 and September 29, 2023 (dollars in thousands):

	For the Years Ended
	September 26, 2025	%	September 27, 2024	%	September 29, 2023	%
Statutory amount	$114,130	21.0%	$163,230	21.0%	$109,405	21.0%
State taxes, net of the federal benefit	15,852	2.9%	21,615	2.8%	13,938	2.7%
Exclusion of tax on non-controlling interests	(880)	(0.2)%	(5,230)	(0.7)%	(5,461)	(1.0)%
Foreign:
Difference in tax rates of foreign operations	11,458	2.1%	17,891	2.3%	4,583	0.9%
Expense/(Benefit) from foreign valuation allowance change	415	0.1%	(27,780)	(3.6)%	(1,305)	(0.3)%
U.S. tax cost of foreign operations	76,014	14.0%	72,887	9.4%	68,662	13.2%
Derecognition of deferred tax liabilities related to investment in Australian partnership	—	—%	(61,614)	(7.9)%	—	—%
Other Includable Income	1,344	0.2%	25,952	3.3%	—	—%
Tax differential on foreign earnings	89,231	16.4%	27,336	3.5%	71,940	13.8%
Foreign tax credits	(48,885)	(9.0)%	(33,402)	(4.3)%	(36,180)	(6.9)%
Tax Rate Change	98	—%	(147)	—%	(9,913)	(1.9)%
Valuation allowance	988	0.2%	12,339	1.6%	(7,169)	(1.4)%
Uncertain tax positions	11,153	2.1%	(1,153)	(0.1)%	(38,844)	(7.5)%
Other items:
Disallowed officer compensation	5,157	0.9%	5,394	0.7%	7,081	1.4%
Research and Development Credit	(35,637)	(6.6)%	(17,110)	(2.2)%	(2,133)	(0.4)%
Non-Deductible Incentive Compensation	18,376	3.4%	3,296	0.4%	162	—%
Transaction Costs	675	0.1%	8,500	1.1%	4	—%
Non-taxable mark-to-market Adjustment for Amentum investment	51,989	9.6%	(39,255)	(5.1)%	—	—%
Other items – net	(6,692)	(1.2)%	(13,920)	(1.8)%	(1,494)	(0.3)%
Total other items	33,868	6.2%	(53,095)	(6.8)%	3,620	0.7%
Income taxes from continuing operations	$215,555	39.7%	$131,493	16.9%	$101,336	19.5%
Note: Certain amounts have been reclassified to conform to the current year presentation.
The following table presents the components of our consolidated earnings from continuing operations before taxes for the years ended September 26, 2025, September 27, 2024 and September 29, 2023 (in thousands):

	For the Years Ended
	September 26, 2025	September 27, 2024	September 29, 2023
United States earnings	$129,611	$333,902	$115,509
Foreign earnings	413,866	443,384	405,466
	$543,477	$777,286	$520,975
We do not record a deferred tax liability for unremitted earnings of our foreign subsidiaries to the extent that the earnings meet the indefinite reversal criteria. The decision as to the amount of unremitted earnings that we intend to maintain in non-U.S. subsidiaries considers items including, but not limited to, forecasts and budgets of financial needs of cash for working capital, liquidity plans, and expected cash requirements in the U.S. As of September 26, 2025, we had not recognized a deferred tax liability on approximately $191.1 million of undistributed earnings for certain foreign subsidiaries, because these earnings are intended to be indefinitely reinvested. If such earnings were distributed, some countries may impose additional taxes.

JACOBS SOLUTIONS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
On July 4, 2025, H.R. 1, also referred to as the “One Big Beautiful Bill Act” (“OBBBA”), was enacted in the U.S. The OBBBA includes significant provisions, such as the permanent extension of certain expiring provisions of the Tax Act, modifications to the international tax framework and pre-Tax Act treatment for certain business provisions. ASC 740, Income Taxes, requires the effects of changes in tax rates and laws on deferred tax balances to be recognized in the period in which the legislation is enacted. The OBBBA has multiple effective dates, with certain provisions effective in 2025 and others implemented through 2027. The most relevant impact to the Company for fiscal 2025 is the 100% bonus depreciation for qualified property placed in service after January 19, 2025. The Company is currently assessing its impact on the consolidated financial statements for the provisions that will be effective in future periods.
In December 2021, the Organization for Economic Cooperation and Development ("OEC") released the Pillar Two Model Rules (also referred to as the global minimum tax or Global Anti-Base Erosion ("GloBE") rules), which were designed to ensure large multinational enterprises pay a minimum 15 percent level of tax on the income arising in each jurisdiction in which they operate. Several jurisdictions in which we operate have enacted these rules, which were effective for the fiscal year ended September 26, 2025. The Company is continually monitoring developments and evaluating the potential impacts. At this time, implementation of these rules has not generated a material impact on consolidated income taxes.
The Company accounts for unrecognized tax benefits in accordance with ASC Topic 740, Income Taxes. It accounts for interest and penalties on unrecognized tax benefits as interest and penalties reported above the line (i.e., not as part of income tax expense). The primary driver of the current year increase relates to uncertain tax positions on research and development credits and accrued liabilities, which is partially offset by the release of uncertain tax positions for which the statute of limitations expired or resolved through settlement during FY25. At September 26, 2025 and September 27, 2024, if recognized, $41.1 million and $27.1 million, respectively, would affect the Company’s consolidated effective income tax rate. The Company had $26.7 million and $22.6 million in accrued interest and penalties at September 26, 2025 and September 27, 2024, respectively. The Company estimates that, within twelve months, we may realize a decrease in our uncertain tax positions of approximately $6.6 million as a result of concluding various tax audits and closing tax years.
The amount of income taxes the Company pays is subject to ongoing audits by tax jurisdictions around the world. In the normal course of business, the Company is subject to examination by taxing authorities worldwide, including such major jurisdictions as Australia, Canada, India, the United Kingdom, and the United States. As of September 26, 2025, the Company has certain U.S. tax returns open to audit in 2019 and 2021 through 2024. For jurisdictions outside the U.S., primarily UK and Australia, various tax returns remain open for audit for the years 2018 through 2024. Although the Company believes the reserves established for the tax positions are reasonable, the outcome of tax audits could be materially different, both favorably and unfavorably.
The following table presents the reconciliation of the beginning and ending amount of unrecognized tax benefits, for continuing operations, for the years ended September 26, 2025, September 27, 2024 and September 29, 2023 (in thousands):

	For the Years Ended
	September 26, 2025	September 27, 2024	September 29, 2023
Balance, beginning of year	$32,886	$32,319	$82,446
Additions based on tax positions related to the current year	8,966	6,572	1,190
Additions for tax positions of prior years	14,910	5,750	2,537
Reductions for tax positions of prior years	(2,941)	(272)	(52,046)
Lapse in statute of limitations	(1,471)	(11,483)	(1,808)
Settlements	—	—	—
Balance, end of year	$52,350	$32,886	$32,319

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

	September 26, 2025	September 27, 2024
Current assets	$163.4	$161.9
Total assets	$163.4	$161.9
Current liabilities	$144.7	$122.7
Total liabilities	$144.7	$122.7

	For the Years Ended
	September 26, 2025	September 27, 2024	September 29, 2023
Revenue	$401.9	$472.0	$485.5
Direct cost of contracts	(392.4)	(431.2)	(443.1)
Gross profit	$9.5	$40.8	$42.4
Net earnings	$9.5	$40.8	$42.4
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
For the proportionate consolidated VIEs, the carrying value of assets and liabilities was $143.9 million and $131.9 million as of September 26, 2025, respectively, and $138.8 million and $138.0 million as of September 27, 2024, respectively. For those joint ventures accounted for under the equity method, the Company's investment balances for the joint venture is included in other noncurrent assets: miscellaneous on the balance sheet and the Company’s pro rata share of net income is included in revenue. In limited cases, there are basis differences between the equity in the joint venture and Jacobs' investment created when Jacobs purchased their share of the joint venture. These basis differences are amortized based on an internal allocation to underlying net assets, excluding allocations to goodwill. Our investments in equity method joint ventures on the Consolidated Balance Sheets as of September 26, 2025 and September 27, 2024 were a net asset of $36.3 million and $36.6 million, respectively. During the years ended September 26, 2025, September 27, 2024, and September 29, 2023, we recognized income from equity method joint ventures of $8.8 million, $11.9 million, and $3.1 million, respectively.
Accounts receivable from unconsolidated joint ventures accounted for under the equity method is $13.6 million and $12.3 million as of September 26, 2025 and September 27, 2024, respectively.

JACOBS SOLUTIONS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
9.Borrowings
The following table presents certain information regarding the Company’s long-term debt at September 26, 2025 and September 27, 2024 (dollars in thousands):

	Interest Rate	Maturity	September 26, 2025	September 27, 2024
Revolving Credit Facility	Benchmark + applicable margin (1)	February 2028	$395,000	$140,000
2021 Term Loan Facility - USD Portion	Benchmark + applicable margin (2)	February 2026	—	120,000
2021 Term Loan Facility - GBP Portion	Benchmark + applicable margin (2)	September 2025	—	870,415
2025 Term Loan Facility - USD Portion	Benchmark + applicable margin (3)	March 2027	200,000	—
2025 Term Loan Facility - GBP Portion	Benchmark + applicable margin (3)	March 2027	550,261	—
Fixed-rate:
5.9% Bonds, due 2033	5.9% (4)	March 2033	500,000	500,000
6.35% Bonds, due 2028	6.35%	August 2028	600,000	600,000

Less: Current Portion (5)			—	(870,415)
Less: Deferred Financing Fees			(8,805)	(11,406)
Total Long-term debt, net			$2,236,456	$1,348,594
(1)The U.S. dollar denominated borrowings under the Revolving Credit Facility bear interest at either a SOFR rate plus a margin of between 0.975% and 1.725% or a base rate plus a margin of between 0% and 0.625% depending on the Company’s Consolidated Leverage Ratio or Debt Rating (each as defined in the Revolving Credit Facility (defined below)). The interest rate under the Revolving Credit Agreement also incorporates a modest sustainability-linked pricing adjustment, which resulted in a favorable interest rate adjustment to the Company in February 2025. The applicable SOFR rates, including applicable margins, at September 26, 2025 and September 27, 2024 were approximately 5.37% and 6.64%. Borrowings denominated in British pounds bear interest at an adjusted SONIA rate plus a margin of between 0.908% and 1.658%. There were no amounts drawn in British pounds as of September 26, 2025.
(2)The U.S. dollar denominated borrowings under the 2021 Term Loan Facility bore interest at either a SOFR rate plus a margin of between 0.975% and 1.725% or a base rate plus a margin of between 0% and 0.625% depending on the Company's Consolidated Leverage Ratio or Debit Rating (each as defined in the Amended and Restated Term Loan Agreement (defined below)). The applicable SOFR rate, including applicable margins, for borrowings denominated in U.S. dollars at September 27, 2024 were approximately 6.52%. Borrowings denominated in British pounds bore interest at an adjusted SONIA rate plus a margin of between 0.908% and 1.658%. which was approximately 6.23% at September 27, 2024.
(3)Borrowings under the 2025 Term Loan Facility will bear interest at either a SONIA rate or term SOFR rate plus a margin of between 0.975% and 1.60% or a base rate plus a margin of between 0% and 0.50% depending on the Company’s Consolidated Leverage Ratio. The applicable SOFR and SONIA rates, including applicable margins, at September 26, 2025 were approximately 5.42% for borrowings denominated in U.S. dollars and 4.97% for borrowings denominated in British pounds.
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
We believe the carrying values of the Revolving Credit Facility and the 2025 Term Loan Facility approximates fair value based on the interest rates and scheduled maturities applicable to the outstanding borrowings. At September 26, 2025, the fair value of the 5.9% Bonds and the 6.35% Bonds is estimated to be $527.6 million and $633.3 million, respectively, based on Level 2 inputs. The fair value is determined by discounting future cash flows using interest rates available for issuances with similar terms and average maturities.

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
On March 13, 2025, the Company exchanged approximately 19.5 million shares of our investment in Amentum Holdings, Inc. for approximately £239.8 million, or $311.5 million, in aggregate principal amount under the 2021 Term Loan Facility in an equity-for-debt transaction (the "Equity-for-Debt Transaction"). The aggregate principal amount of debt was immediately extinguished, and the Company received no other consideration (cash or otherwise) in connection with the exchange. For more information, please refer to Note 14- Discontinued Operations. In connection with the Equity-for-Debt Transaction, $20.5 million in discounts and expenses were recognized as Loss on extinguishment of debt.
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
We were in compliance with the covenants under the Revolving Credit Facility and 2025 Term Loan Facility at September 26, 2025.
5.90% Bonds, due 2033
On February 16, 2023, JEGI completed an offering of $500 million aggregate principal amount of 5.90% Bonds due 2033 (the “5.90% Bonds”). The 5.90% Bonds are fully and unconditionally guaranteed by the Company (the "5.90% Bond Guarantee”). The 5.90% Bonds and the 5.90% Bonds Guarantee were offered pursuant to a prospectus supplement, dated February 13, 2023, to the prospectus dated February 6, 2023, that forms a part of the Company's and JEGI’s automatic shelf registration statement on Form S-3ASR previously filed with the SEC, and were issued pursuant to an Indenture, dated as of February 16, 2023, between JEGI, as issuer, the Company, as guarantor, and U.S. Bank Trust Company, National Association, as trustee (the “Trustee”), as amended and supplemented by the First Supplemental Indenture, dated as of February 16, 2023 (the “First Supplemental Indenture”). Interest on the 5.90% Bonds is payable semi-annually in arrears on each March 1 and September 1, until maturity. The 5.90% Bonds bear interest at 5.9% per annum, subject to adjustments as discussed in note (4) to the table above.

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
Other Arrangements
The Company has issued $0.3 million in letters of credit under the Revolving Credit Facility, leaving $1.85 billion of available borrowing capacity under the Revolving Credit Facility at September 26, 2025. In addition, the Company had issued $216.7 million under separate, committed and uncommitted letter-of-credit facilities for total issued letters of credit of $217.0 million at September 26, 2025.
During fiscal 2020, the Company entered into interest rate and cross currency derivative contracts to swap a portion of our variable rate debt to fixed rate debt. See Note 17- Commitments and Contingencies and Derivative Financial Instruments for discussion regarding the Company's outstanding derivative instruments.
The following table presents the amount of interest paid by the Company during September 26, 2025, September 27, 2024 and September 29, 2023 (in thousands):

For the Years Ended
September 26, 2025	September 27, 2024	September 29, 2023
$147,439	$201,199	$207,604

JACOBS SOLUTIONS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
10.Leases
The components of lease expense (reflected in selling, general and administrative expenses) for the years ended September 26, 2025, September 27, 2024 and September 29, 2023 were as follows (in thousands):

	September 26, 2025	September 27, 2024	September 29, 2023
Lease cost
Operating lease cost	$109,519	$112,088	$112,252
Variable lease cost	30,856	33,630	31,565
Sublease income	(19,269)	(19,002)	(17,943)
Total lease cost	$121,106	$126,716	$125,874
Supplemental information related to the Company's leases for the years ended September 26, 2025, September 27, 2024 and September 29, 2023 was as follows (in thousands):

	September 26, 2025	September 27, 2024	September 29, 2023
Cash paid for amounts included in the measurements of lease liabilities	$146,341	$152,453	$151,455
Right-of-use assets obtained in exchange for new operating lease liabilities	$72,437	$48,727	$67,409
Weighted average remaining lease term - operating leases	5.5 years	5.6 years	6.0 years
Weighted average discount rate - operating leases	4.0%	3.6%	3.3%
Total remaining lease payments under the Company's leases for each of the succeeding years is as follows (in thousands):

Fiscal Year	Operating Leases
2026	$131,121
2027	107,336
2028	88,078
2029	66,201
2030	48,862
Thereafter	86,572
528,170
Less Interest	(54,769)
$473,401

As of September 26, 2025, we have entered into operating leases that have not yet commenced of approximately $24.2 million.
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
As a result of the analysis, the Company recognized impairment losses of $46.7 million for the fiscal year September 29, 2023, which are included in selling, general and administrative expenses in the accompanying Statements of Earnings. The impairment losses recorded include $40.9 million related to right-of-use lease assets and $5.8 million

JACOBS SOLUTIONS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
related to other long-lived assets, including property, equipment & improvements and leasehold improvements for the fiscal year ended September 29, 2023.
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
The following table summarizes the stock issuance activity under the plans for the fiscal years ended September 26, 2025, September 27, 2024 and September 29, 2023:

	For the Years Ended
	September 26, 2025	September 27, 2024	September 29, 2023

Aggregate Purchase Price Paid for Shares Sold (in thousands)	$33,583	$42,926	$40,195

Aggregate Number of Shares Sold	263,729	321,012	355,007
At September 26, 2025, there remains 1,935,700 shares reserved for issuance under the Company's stock purchase plans.
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

	2023 SIP	1999 ODSP	Total
Number of shares authorized	29,850,000	1,100,000	30,950,000
Number of remaining shares reserved for issuance at September 26, 2025	3,229,104	99,833	3,328,937
Number of shares available for future awards:
At September 26, 2025	3,229,104	99,833	3,328,937
At September 27, 2024	3,161,188	112,794	3,273,982
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

JACOBS SOLUTIONS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
In connection with the Separation Transaction, outstanding awards under the Stock Incentive Plans were converted into adjusted Jacobs awards. The adjustment methodology was designed to preserve the value of the awards immediately before and after the Separation Transaction. The outstanding Jacobs awards will continue to have the same terms and conditions. The modification to the awards did not result in material incremental compensation expense.
At September 26, 2025, the amount of compensation cost relating to non-vested awards not yet recognized in the financial statements is approximately $74.4 million. The majority of these unrecognized compensation costs will be recognized by the last quarter of fiscal 2027. The weighted average remaining contractual term of options currently exercisable is 1.9 years.
Stock Options
The following table summarizes the stock option activity for the years ended September 26, 2025, September 27, 2024 and September 29, 2023:

	Number of Stock Options	Weighted Average Exercise Price
Outstanding at September 30, 2022	439,349	$35.77
Exercised	(215,649)	$40.61
Cancelled or expired	(6,219)	$19.73
Outstanding at September 29, 2023	217,481	$31.43
Exercised	(132,898)	$37.25
Cancelled or expired	(7,608)	$20.44
Adjustment to Jacobs awards related to the Separation Transaction (1)	13,821	$—
Outstanding at September 27, 2024	90,796	$19.03
Exercised	(41,618)	$28.45
Cancelled or expired	(841)	$11.68
Outstanding at September 26, 2025	48,337	$11.03
(1)Represents the additional Jacobs stock options issued as a result of the equitable adjustments. The related exercise prices were also equitably adjusted.
Cash received from the exercise of stock options, net of tax remitted, during the year ended September 26, 2025 was $0.9 million.
Stock options outstanding at September 26, 2025 consisted of incentive stock options and non-qualified stock options. The following table presents the total intrinsic value of stock options exercised for the fiscal years ended September 26, 2025, September 27, 2024 and September 29, 2023 (in thousands):

For the Years Ended
September 26, 2025	September 27, 2024	September 29, 2023
$4,257	$13,790	$17,635

JACOBS SOLUTIONS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
The total intrinsic value of stock options exercisable at September 26, 2025 was approximately $6.5 million. The following table presents certain other information regarding our 2023 SIP, 1999 OSDP and StreetLight Plan for the fiscal years ended September 26, 2025, September 27, 2024 and September 29, 2023:

	September 26, 2025	September 27, 2024	September 29, 2023
At fiscal year end:
Range of exercise prices for options exercisable	$9.55 – $13.14	$9.55 – $36.73	$5.64 – $60.43
Number of options exercisable	47,746	80,509	180,911
For the fiscal year:
Range of prices relating to options exercised	$9.55 - $36.73	$5.64 - $60.43	$7.05 - $60.43
The following table presents certain information regarding stock options outstanding at September 26, 2025:

	September 26, 2025
	Options Outstanding
Range of Exercise Prices	Number	Weighted Average Remaining Contractual Life (years)	Weighted Average Price
$9.55 - $13.14	48,337	5	$11.03
The 1999 ODSP, the 2023 SIP, and the StreetLight Plan allow participants to satisfy the exercise price of stock options by tendering shares of Jacobs common stock that have been owned by the participants for at least six months. Shares tendered are retired, canceled, and shown as repurchases of common stock in the accompanying Consolidated Statements of Stockholders’ Equity. The weighted average remaining contractual term of options currently exercisable is 5 years.
Restricted Stock
The following table presents the number of shares of restricted stock and restricted stock units issued as common stock under the 2023 SIP for the years ended September 26, 2025, September 27, 2024 and September 29, 2023:

	For the Years Ended
	September 26, 2025	September 27, 2024	September 29, 2023
Restricted stock units (service condition)	162,768	258,720	996,345
Restricted stock units (service and performance conditions)	108,146	115,582	126,595
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

JACOBS SOLUTIONS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
The following table presents the fair value of shares of the 2023 SIP and the StreetLight Plan (of restricted stock and restricted stock units) vested for the years ended September 26, 2025, September 27, 2024 and September 29, 2023 (in thousands):

	For the Years Ended
	September 26, 2025	September 27, 2024	September 29, 2023
Restricted Stock and Restricted Stock Units (service condition)	$45,415	$75,625	$32,255
Restricted Stock Units (service, market, and performance conditions at target)	12,258	23,286	22,060
Total	$57,673	$98,911	$54,315
The following table presents the number and weighted average grant-date fair value of restricted stock and restricted stock units at September 26, 2025:

	Number of Shares	Weighted Average Grant-Date Fair Value
Outstanding at September 27, 2024	1,574,887	$104.73
Granted	235,814	$154.89
Vested	(584,106)	$100.08
Cancelled	(101,868)	$129.84
Post-spin adjustment (1)	(65,727)	$—
Outstanding at September 26, 2025	1,059,000	$116.76
(1)Represents the transfer of shares by the system administrator to SpinCo subsequent to September 27, 2024, the effective date of the Separation Transaction.
The following table presents the number of shares of restricted stock and restricted stock units canceled and withheld for taxes under the 2023 SIP for the years ended September 26, 2025, September 27, 2024 and September 29, 2023:

	For the Years Ended
	September 26, 2025	September 27, 2024	September 29, 2023
Restricted stock units (service condition)	212,284	277,869	94,249
Restricted stock units (service and performance conditions)	91,848	101,397	39,295
The amount of unvested restricted stock units canceled for awards with service and performance conditions in the above table is based on the service period achieved and performance against the target amount.
The restrictions attached to restricted stock and restricted stock units generally relate to the recipient’s ability to sell or otherwise transfer the stock and stock units. There are also restrictions that subject the stock and stock units to forfeiture back to the Company until earned by the recipient through continued employment or service.
The following table provides the number of restricted stock units outstanding at September 26, 2025 under the 2023 SIP.

September 26, 2025
Restricted stock units (service condition)	674,965
Restricted stock units (service and performance conditions)	307,554

JACOBS SOLUTIONS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
The following table presents the number of shares of restricted stock and restricted stock units issued under the 1999 ODSP for the years ended September 26, 2025, September 27, 2024 and September 29, 2023:

	For the Years Ended
	September 26, 2025	September 27, 2024	September 29, 2023
Restricted stock units (service condition)	12,962	15,647	14,031
No shares of restricted stock were issued under the 1999 ODSP during such periods.
The following table provides the number of shares of restricted stock and restricted stock units outstanding at September 26, 2025 under the 1999 ODSP:

September 26, 2025
Restricted stock units (service condition)	76,481
All shares granted under the 1999 ODSP are issued on a 1-to-1 basis.
12.Savings and Deferred Compensation Plans
Savings Plans
We sponsor various defined contribution savings plans which allow participants to make voluntary contributions by salary deduction. Such plans cover substantially all of our domestic, nonunion employees in the U.S. and are qualified under Section 401(k) of the U.S. Internal Revenue Code. Similar plans outside the U.S. cover various groups of employees of our international subsidiaries and affiliates. Several of these plans allow the Company to match, on a voluntary basis, a portion of the employee contributions. The following table presents the Company’s contributions to these savings plans for the years ended September 26, 2025, September 27, 2024 and September 29, 2023 (in thousands):

September 26, 2025	September 27, 2024	September 29, 2023
$169,610	$169,727	$147,288
Deferred Compensation Plans
Our non-qualified deferred compensation programs provide benefits payable to directors, officers, and certain key employees or their designated beneficiaries at specified future dates, upon retirement, or death. The plans are unfunded; therefore, benefits are paid from the general assets of the Company. Participants' cash deferrals earn a return based on the participants' selection of investments in several hypothetical investment options. Participants are also able to defer stock based compensation in the plans, which must remain invested in Company stock and are distributed in shares of Jacobs common stock. Since no investment diversification is permitted, changes in the fair value of Jacobs' common stock are not recognized. For the deferred compensation held in company stock, the number of shares needed to settle the liability is included in the denominator in both the basic and diluted earnings per share calculations. The following table presents the amount charged to (income)/expense for the Company’s deferred compensation plans for the years ended September 26, 2025, September 27, 2024 and September 29, 2023 (in thousands):

September 26, 2025	September 27, 2024	September 29, 2023
$3,631	$(1,471)	$4,679
The following table presents the amount relating to assets held as deferred compensation arrangement investments for the years ended September 26, 2025 and September 27, 2024 (in thousands):

	September 26, 2025	September 27, 2024
Deferred compensation arrangement investments	$191,806	$183,348

JACOBS SOLUTIONS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
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
The following table sets forth the changes in the plans’ combined net benefit obligation (segregated between plans existing within and outside the U.S.) for the years ended September 26, 2025 and September 27, 2024 (in thousands):

	U.S. Plans		Non-U.S. Plans
	September 26, 2025	September 27, 2024	September 26, 2025	September 27, 2024
Net benefit obligation at the beginning of the year	$296,746	$281,852	$1,519,871	$1,300,261
Service cost	136	119	9,855	8,922
Interest cost	13,621	15,574	74,598	71,270
Participants’ contributions	—	—	9	91
Actuarial (gains) losses (1)	(2,003)	25,571	(120,367)	65,940
Benefits paid	(27,194)	(26,370)	(93,539)	(77,446)
Curtailments/settlements/plan amendments (2)	—	—	(1,214)	(32,496)
Effect of exchange rate changes and other, net	—	—	46,584	183,329
Net benefit obligation at the end of the year	$281,306	$296,746	$1,435,797	$1,519,871
(1)Actuarial (gains) losses primarily driven by change in discount rates.
(2)In fiscal 2024, we completed a termination and buy-out of the primary PA Consulting pension plan which relieves the Company of any future obligations with no impact to net income.

JACOBS SOLUTIONS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
The following table sets forth the changes in the combined Fair Value of the plans’ assets (segregated between plans existing within and outside the U.S.) for the years ended September 26, 2025 and September 27, 2024 (in thousands):

	U.S. Plans		Non-U.S. Plans
	September 26, 2025	September 27, 2024	September 26, 2025	September 27, 2024
Fair value of plan assets at the beginning of the year	$293,828	$277,583	$1,440,593	$1,243,025
Actual returns (losses) on plan assets	9,861	42,523	(38,909)	111,948
Employer contributions	93	92	46,426	23,787
Participants’ contributions	—	—	9	91
Gross benefits paid	(27,194)	(26,370)	(93,539)	(77,447)
Curtailments/settlements/plan amendments (1)	—	—	(1,214)	(32,246)
Effect of exchange rate changes and other, net	—	—	45,682	171,435
Fair value of plan assets at the end of the year	$276,588	$293,828	$1,399,048	$1,440,593
(1)     In fiscal 2024, we completed a termination and buy-out of the primary PA Consulting pension plan which relieves the Company of any future obligations with no impact to net income.
The following table reconciles the combined funded statuses of the plans recognized in the accompanying Consolidated Balance Sheets at September 26, 2025 and September 27, 2024 (segregated between plans existing within and outside the U.S.) (in thousands):

	U.S. Plans		Non-U.S. Plans
	September 26, 2025	September 27, 2024	September 26, 2025	September 27, 2024
Net benefit obligation at the end of the year	$281,306	$296,746	$1,435,797	$1,519,871
Fair value of plan assets at the end of the year	276,588	293,828	1,399,048	1,440,593
Underfunded amount recognized at the end of the year	$4,718	$2,918	$36,749	$79,278
The following table presents the accumulated benefit obligation at September 26, 2025 and September 27, 2024 (segregated between plans existing within and outside the U.S.) (in thousands):

	U.S. Plans		Non-U.S. Plans
	September 26, 2025	September 27, 2024	September 26, 2025	September 27, 2024
Accumulated benefit obligation at the end of the year	$280,165	$295,691	$1,415,467	$1,499,884

JACOBS SOLUTIONS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
The following table presents the amounts recognized in the accompanying Consolidated Balance Sheets at September 26, 2025 and September 27, 2024 (segregated between plans existing within and outside the U.S.) (in thousands):

	U.S. Plans		Non-U.S. Plans
	September 26, 2025	September 27, 2024	September 26, 2025	September 27, 2024
Prepaid benefit cost included in noncurrent assets	$—	$—	$65,792	$62,056
Accrued benefit cost included in current liabilities	90	90	7,057	6,833
Accrued benefit cost included in noncurrent liabilities	4,628	2,828	95,484	134,501
Net amount recognized at the end of the year	$4,718	$2,918	$36,749	$79,278
The following table presents the significant actuarial assumptions used in determining the funded statuses and the following year's benefit cost of the Company’s U.S. plans for the years ended September 26, 2025, September 27, 2024 and September 29, 2023:

For the Years Ended
	September 26, 2025	September 27, 2024	September 29, 2023
Discount rates	4.7% to 5.2%	4.6% to 4.9%	5.8% to 5.9%
Rates of compensation increases	3.5%	3.5%	3.5%
Expected long-term rates of return on assets	5.6% to 6.3%	5.4% to 6.2%	4.8% to 7.0%
The following table presents the significant actuarial assumptions used in determining the funded statuses and the following year's benefit cost of the Company’s non-U.S. plans for the years ended September 26, 2025, September 27, 2024 and September 29, 2023:

For the Years Ended
	September 26, 2025	September 27, 2024	September 29, 2023
Discount rates	3.2% to 6.0%	3.4% to 7.0%	3.8% to 6.9%
Rates of compensation increases	3.7% to 9.0%	2.6% to 9.0%	2.8% to 9.0%
Expected long-term rates of return on assets	4.0% to 8.2%	4.6% to 7.8%	5.3% to 7.6%
The following table presents certain amounts relating to our U.S. plans recognized in Accumulated other comprehensive loss at September 26, 2025, September 27, 2024 and September 29, 2023 (in thousands):

	September 26, 2025	September 27, 2024	September 29, 2023
Arising during the period:
Net actuarial losses (gains)	$3,965	$1,576	$(4,032)
Total	3,965	1,576	(4,032)
Reclassification adjustments:
Net actuarial (losses) gains	(1,104)	1,031	1,335
Prior service benefit	(47)	(321)	(324)
Total	(1,151)	710	1,011
Total	$2,814	$2,286	$(3,021)

JACOBS SOLUTIONS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
The following table presents certain amounts relating to our non-U.S. plans recognized in Accumulated other comprehensive loss at September 26, 2025, September 27, 2024 and September 29, 2023 (in thousands):

	September 26, 2025	September 27, 2024	September 29, 2023
Arising during the period:
Net actuarial losses	$8,150	$49,685	$27,188
Total	8,150	49,685	27,188
Reclassification adjustments:
Net actuarial losses	(7,785)	(5,601)	(4,802)
Prior service benefit	(1,206)	(1,125)	(1,068)
Total	(8,991)	(6,726)	(5,870)
Total	$(841)	$42,959	$21,318
The following table presents certain amounts relating to our plans recorded in Accumulated other comprehensive loss that have not yet been recognized as components of net periodic benefit cost at September 26, 2025 and September 27, 2024 (segregated between U.S. and non-U.S. plans) (in thousands):

	U.S. Plans		Non-U.S. Plans
	September 26, 2025	September 27, 2024	September 26, 2025	September 27, 2024
Net actuarial losses	$40,413	$37,552	$310,464	$310,884
Prior service cost	—	47	22,033	22,454
Total	$40,413	$37,599	$332,497	$333,338
The following table presents the amount of accumulated comprehensive loss that will be amortized against earnings as part of our net periodic benefit cost in fiscal 2026 based on 2025 exchange rates (segregated between U.S. and non-U.S. plans) (in thousands):

	U.S. Plans	Non-U.S. Plans
Unrecognized net actuarial losses	$1,981	$10,236
Unrecognized prior service cost	—	1,449
Accumulated comprehensive losses to be recorded against earnings	$1,981	$11,685
We consider various factors in developing the estimates for the expected, long-term rates of return on plan assets. These factors include the projected, long-term rates of returns on the various types of assets in which the plans invest, as well as historical returns. In general, investment allocations are determined by each plan’s trustees and/or investment committees. The objectives of the plans’ investment policies are to (i) maximize returns while preserving capital; (ii) provide returns sufficient to meet the current and long-term obligations of the plan as the obligations become due; and (iii) maintain a diversified portfolio of assets so as to reduce the risk associated with having a disproportionate amount of the plans’ total assets invested in any one type of asset, issuer or geography. None of our pension plans hold Jacobs common stock directly (although some plans may hold shares indirectly through investments in mutual funds). The plans’ weighted average asset allocations at September 26, 2025 and September 27, 2024 (the measurement dates used in valuing the plans’ assets and liabilities) were as follows:

	U.S. Plans		Non-U.S. Plans
	September 26, 2025	September 27, 2024	September 26, 2025	September 27, 2024
Equity securities	1%	1%	14%	15%
Debt securities	77%	79%	57%	57%
Real estate investments	—%	—%	5%	6%
Mutual Funds	18%	17%	11%	9%
Other	4%	3%	13%	13%

JACOBS SOLUTIONS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
The following table presents the fair value of the Company’s Domestic U.S. plan assets at September 26, 2025, segregated by level of fair value measurement inputs within the Fair Value hierarchy promulgated by U.S. GAAP (in thousands):

	September 26, 2025
	Fair Value, Determined Using Fair Value Measurement Inputs
	Level 1	Level 2	Level 3	Investments measured at Net Asset Value	Total
Equities	$2,725	$—	$—	$—	$2,725
Domestic bonds	372	198,404	—	—	198,776
Overseas bonds	—	12,826	—	—	12,826
Cash and equivalents	12,169	—	—	—	12,169
Mutual funds	50,092	—	—	—	50,092
Total	$65,358	$211,230	$—	$—	$276,588

JACOBS SOLUTIONS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
The following table presents the fair value of the Company’s non-U.S. plan assets at September 26, 2025, segregated by level of fair value measurement inputs within the Fair Value hierarchy promulgated by U.S. GAAP (in thousands):

	September 26, 2025
	Fair Value, Determined Using Fair Value Measurement Inputs
	Level 1	Level 2	Level 3	Investments measured at Net Asset Value	Total
Domestic equities	$—	$67,365	$—	$655	$68,020
Overseas equities	—	64,253	—	62,805	127,058
Domestic bonds	—	40,342	—	—	40,342
Overseas bonds	—	610,116	—	147,010	757,126
Cash and equivalents	13,473	—	—	—	13,473
Real estate	—	8,338	28,861	37,725	74,924
Insurance contracts	—	—	57,132	—	57,132
Hedge funds		—	93,890	19,354	113,244
Mutual funds	—	147,729	—	—	147,729
Total	$13,473	$938,143	$179,883	$267,549	$1,399,048
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
The following table summarizes the changes in the fair value of the Company’s non-U.S. Pension Plans’ Level 3 assets for the years ended September 26, 2025 and September 27, 2024 (in thousands):

	Real Estate	Insurance Contracts	Hedge Funds
Balance at Balance at September 29, 2023	$84,755	$87,160	$78,617
Net purchases, sales, and settlements	(59,738)	(31,262)	(19,567)
Realized and unrealized gains	3,993	2,923	7,532
Effect of exchange rate changes	13,469	3,516	15,189
Balance at September 27, 2024	$42,479	$62,337	$81,771
Net purchases, sales and settlements	(15,055)	(3,937)	(238)
Realized and unrealized losses	104	(1,495)	6,675
Effect of exchange rate changes	1,333	227	5,682
Balance at September 26, 2025	$28,861	$57,132	$93,890
The following table presents the amount of cash contributions we anticipate making into the plans during fiscal 2026 (in thousands):

	U.S. Plans	Non-U.S. Plans
Anticipated cash contributions	$—	$13,850
The following table presents the total benefit payments expected to be paid to plan participants during each of the next five fiscal years, and in total for the five years thereafter (in thousands):

	U.S. Plans	Non-U.S. Plans
2026	$29,179	$89,460
2027	26,891	93,180
2028	26,638	93,924
2029	25,400	95,379
2030	24,124	94,874
For the periods 2031 through 2035	106,362	490,669

JACOBS SOLUTIONS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
The following table presents the components of net periodic benefit cost for the Company’s U.S. plans recognized in the accompanying Consolidated Statements of Earnings for the years ended September 26, 2025, September 27, 2024 and September 29, 2023 (in thousands):

	September 26, 2025	September 27, 2024	September 29, 2023
Service cost	$136	$119	$140
Interest cost	13,621	15,574	15,629
Expected return on plan assets	(17,243)	(19,058)	(19,496)
Actuarial losses (gains)	1,482	(1,384)	(1,770)
Prior service cost	63	431	430
Total net periodic pension income recognized	$(1,941)	$(4,318)	$(5,067)
The following table presents the components of net periodic benefit cost for the Company’s Non-U.S. plans recognized in the accompanying Consolidated Statements of Earnings for the years ended September 26, 2025, September 27, 2024 and September 29, 2023 (in thousands):

	September 26, 2025	September 27, 2024	September 29, 2023
Service cost	$9,855	$8,922	$6,926
Interest cost	74,598	71,270	74,077
Expected return on plan assets	(89,279)	(76,510)	(73,387)
Actuarial losses	10,250	7,320	6,317
Prior service cost	1,608	1,501	1,424
Net pension cost, before special items	$7,032	$12,503	$15,357
Curtailment expense/Settlement losses	(9)	258	208
Total net periodic pension cost recognized	$7,023	$12,761	$15,565
The service cost component of net periodic pension income is presented in direct cost of contracts and selling, general and administrative expenses while all other components are presented in miscellaneous (expense) income, net on the Consolidated Statements of Earnings for the years presented above.
Multiemployer Plans
In the U.S. and various other countries, we contribute to trusteed pension plans covering hourly and certain salaried employees under industry-wide agreements. Contributions are based on the hours worked by employees covered under these agreements and are charged to direct cost of contracts on a current basis. With respect to these multiemployer plans, the Company's liability to fund these plans is generally limited to the contributions we are required to make under collective bargaining agreements.
Based on our review of our multiemployer pension plans under the guidance provided in ASU 2011-09— Compensation-Retirement Benefits-Multiemployer Plans, we have concluded that none of the multiemployer pension plans into which we contribute are individually significant to our Consolidated Financial Statements.
The following table presents the Company’s contributions to these multiemployer plans for the years ended September 26, 2025, September 27, 2024 and September 29, 2023 (in thousands):

	September 26, 2025	September 27, 2024	September 29, 2023
Europe	$2,088	$1,769	$1,635
United States	156	156	154
Contributions to multiemployer pension plans	$2,244	$1,925	$1,789

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
In connection and in accordance with the terms of the Separation Transaction and prior to the Distribution and the Merger, Jacobs received a cash payment from SpinCo of approximately $911.0 million, after adjustments based on the estimated levels of cash, debt and working capital in the SpinCo Business as of the transaction date, and recorded estimated additional net working capital receivable amounts reflected in Receivables and Contract Assets in the Company's September 27, 2024 Consolidated Balance Sheet, subject to final settlement between the parties after the closing of the transaction and as set forth in the Agreement and Plan of Merger, dated as of November 20, 2023 (as amended, the “Merger Agreement"). Subsequent to the closing and upon final determination in March 2025, the parties determined that the Company was entitled to $70.0 million in final settlement of the post-closing working capital adjustment, resulting in a $24.0 million reduction from preliminary recorded receivable amounts, which was charged to Retained Earnings in the Company's Consolidated Balance Sheet. The $70.0 million final receivable balance was collected in full on April 10, 2025 and immediately utilized to pay down existing amounts owed on Company’s Revolving Credit Facility upon receipt.
Summarized Financial Information of Discontinued Operations
    The following table represents earnings from discontinued operations, net of tax (in thousands):

	For the Years Ended
	September 26, 2025	September 27, 2024	September 29, 2023
Revenues	$(3,200)	$5,472,979	$5,500,994
Direct cost of contracts	3,528	(4,692,921)	(4,738,539)
Gross profit	328	780,058	762,455
Selling, general and administrative expenses (1) (2)	(34,716)	(479,582)	(363,703)
Operating (Loss) Profit	(34,388)	300,476	398,752
Other loss, net	—	(3,301)	(3,049)
(Loss) Earnings Before Taxes from Discontinued Operations	(34,388)	297,175	395,703
Income Tax Benefit (Expense)	7,742	(89,737)	(94,845)
Net (Loss) Earnings of the Group from Discontinued Operations	(26,646)	207,438	300,858
Net Earnings Attributable to Noncontrolling Interests from Discontinued Operations	—	(13,561)	(13,365)
Net (Loss) Earnings Attributable to Jacobs from Discontinued Operations (3)	$(26,646)	$193,877	$287,493
(1)The Company accrued approximately $30.8 million during the fourth quarter of fiscal 2025 as an indemnity reserve in respect of an ongoing non-U.S. tax matter related to an entity that was part of the separated SpinCo Business.
(2)The increase in selling, general and administrative expenses in the year ended September 27, 2024 from September 29, 2023 was primarily related to professional services and other Separation Transaction related expenses of $97.6 million.
(3)The decrease in net Earnings from discontinued operations for the year ended September 26, 2025, as compared to September 27, 2024, was primarily driven by prior year operating results of the SpinCo Business, which were divested and therefore are no longer in Company's financial results in fiscal year 2025.

JACOBS SOLUTIONS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
Notable components included in our Consolidated Statements of Cash Flows for these discontinued operations are as follows (in thousands):

	For the Years Ended
	September 26, 2025	September 27, 2024	September 29, 2023
Depreciation and amortization:
Property, equipment and improvements	$—	$16,245	$19,075
Intangible assets	$—	$56,839	$56,675
Deferred income taxes	$4,235	$(106,424)	$(5,297)
Additions to property and equipment	$—	$(13,067)	$(26,448)
No assets and liabilities remained held for spin as of September 26, 2025 and September 27, 2024.
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
In February 2025, in connection with the determination of SpinCo’s fiscal year 2024 performance against certain agreed upon milestones and ensuing escrow share settlement proceedings (the “Post-Closing Additional Merger Consideration Adjustment”), the parties agreed that Jacobs was entitled to receive at least an additional 1.2 million shares held in escrow, which were then released to Jacobs. Subsequently, on March 13, 2025, Jacobs completed the Equity-for-Debt Transaction (see Note 9- Borrowings for additional information). After giving effect to the above transactions, the Company's remaining investment in Amentum represented the 9.7 million shares remaining in escrow.
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
Finally, on April 30, 2025, the Jacobs Board of Directors declared a dividend in kind to distribute the remaining 7.3 million shares of Amentum's stock to Jacobs’ shareholders of record as of May 16, 2025, which were distributed on a pro rata basis on May 30, 2025, resulting in an impact on retained earnings as shown on the Company's Consolidated Statements of Shareholders' Equity for the twelve months ended September 26, 2025. Following the distribution, the Company no longer owns any shares of Amentum common stock.
The Company reported $(227.3) million and $186.9 million in fair value mark-to-market (losses) gains and other related charges associated with the investment in Amentum shares for the years ended September 26, 2025 and September 27, 2024, respectively, which were included in Miscellaneous (Expense) Income, net as reported in Other (Expense) Income in the Company’s Consolidated Statements of Earnings.
Transition Services Agreement
Upon closing of the Separation Transaction, the Company entered into a Transition Services Agreement (the "TSA") with Amentum pursuant to which the Company, on an interim basis, provided various services to Amentum

JACOBS SOLUTIONS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
including corporate, information technology, and project services. The initial term of the TSA began immediately following the closing of the transaction on September 27, 2024. As of September 26, 2025, the TSA was substantially exited with certain agreed upon extensions which are expected to be completed by the end of calendar year 2025. Pursuant to the terms of the TSA, the Company will receive payments for the interim services. Since inception of the TSA agreement, the Company has recognized costs recorded in SG&A expense incurred to perform the TSA, offset by $40.5 million in TSA related income for such services that is reported in miscellaneous income (expense) for the year ended September 26, 2025. No services were provided under the TSA for the year ended September 27, 2024.
Sale of Energy, Chemicals and Resources ("ECR") Business
On April 26, 2019, Jacobs completed the sale of its Energy, Chemicals and Resources ("ECR") business to Worley Limited, a company incorporated in Australia ("Worley"), for a purchase price of $3.4 billion consisting of (i) $2.8 billion in cash plus (ii) 58.2 million ordinary shares of Worley, subject to adjustments for changes in working capital and certain other items (the “ECR sale”). For the years ended September 26, 2025, September 27, 2024 and September 29, 2023, $2.7 million, $(0.6) million and $(0.8) million, respectively, were reported in Net (Loss) Earnings Attributable to Jacobs from Discontinued Operations on the Consolidated Statement of Earnings related to ECR.

JACOBS SOLUTIONS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
15.PA Consulting Redeemable Noncontrolling Interests
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
During fiscal 2025, 2024, and 2023, the Company repurchased certain shares of the redeemable noncontrolling interest holders for $10.4 million, $55.3 million, and $92.9 million respectively, in cash and issued certain shares of redeemable noncontrolling interest holders in fiscal 2024 and 2023 for $19.8 million, and $34.0 million, respectively. The difference between the cash purchase prices and the recorded book values of these repurchased and issued interests was recorded in the Company’s consolidated retained earnings. The Company held 71% and 70% of the outstanding ownership of PA Consulting as of September 26, 2025 and September 27, 2024, respectively.
For the years ended, 2025 and 2024 there was a $0.0 and $0.10 charge to earnings per share, respectively, resulting from adjustments to the redeemable noncontrolling interests to reflect the excess of redemption values over fair values of the B common shares component of the redeemable noncontrolling interests. Additionally, for the years ended, 2025 and 2024 there was a $0.01 and $0.02 increase in earnings per share, respectively, resulting from redemption value adjustments associated with redeemable noncontrolling interests preference share repurchase and reissuance activities that were recorded.
The foregoing results had no impact on the Company’s overall results of operations, financial position or cash flows. See Note 4- Earnings Per Share and Certain Related Information.
Changes in the Company's redeemable noncontrolling interests during the fiscal years ended September 26, 2025 and September 27, 2024 were as follows (in thousands):

	September 26, 2025	September 27, 2024
Redeemable noncontrolling interest at the beginning of the year	$820,182	$632,979
Accrued Preferred Dividend to Preference Shareholders	81,713	73,033
Attribution of Preferred Dividend to Common Shareholders	(81,713)	(73,033)
Net earnings attributable to redeemable noncontrolling interest to Common Shareholders	11,177	14,999
Redeemable Noncontrolling interests redemption value adjustment	199,763	171,142
Repurchase of redeemable noncontrolling interests	(13,999)	(62,867)
Issuance of redeemable noncontrolling interests	—	22,586
Cumulative translation adjustment and other	1,571	41,343
Redeemable noncontrolling interest at the end of the year	$1,018,694	$820,182

JACOBS SOLUTIONS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
In addition, certain employees and nonemployees of PA Consulting are eligible to receive equity-based incentive grants since the March 2, 2021 original investment date. Under the terms of the applicable agreements, 40% of these grants are subject to time-based vesting and have reached fully vested status as of July 2025. The Company has accrued liabilities associated with the vested grants at fair value in the amounts of $103.8 million and $28.4 million reported in Other deferred liabilities in our Consolidated Balance Sheets as of September 26, 2025 and September 27, 2024, respectively. Also, during the years ended September 26, 2025 and September 27, 2024, the Company recorded approximately $75.3 million and $13.4 million, respectively, in expense associated with these agreements which is reflected in selling, general and administrative expenses in the consolidated statements of earnings. As of September 26, 2025, there was approximately $142.1 million of total unrecognized compensation cost related to the remaining 60% of fair value of such grants anticipated to vest upon a liquidity event, as defined in the applicable agreements. This cost is expected to be recognized in Selling, general and administrative expenses when such a liquidity event is considered probable, which could occur in 2026.
Restricted Cash
The Company, through its investment in PA Consulting, held $1.4 million and $2.1 million at September 26, 2025 and September 27, 2024, respectively, in cash that is restricted from general use and is included in prepaid expenses and other current assets on the Consolidated Balance Sheets.
16.Restructuring and Other Charges
During fiscal 2023, the Company implemented restructuring and separation initiatives relating to the Separation Transaction which continued through fiscal years 2024 and 2025 and are expected to be substantially completed by the end of calendar year 2025. Restructuring initiatives were also implemented during fiscal 2023 relating to our investment in PA Consulting, which are substantially completed. While restructuring activities for each of these programs are comprised mainly of employee termination costs, the separation activities and costs are primarily related to the engagement of outside services, dedicated internal personnel and other related costs dedicated to the Separation Transaction.
Collectively, the above-mentioned restructuring activities are referred to as “Restructuring and other charges”.
The following table summarizes the impacts of the Restructuring and other charges by operating segment for the years ended September 26, 2025, September 27, 2024 and September 29, 2023 (in thousands):

	September 26, 2025	September 27, 2024	September 29, 2023
Infrastructure & Advanced Facilities	$59,092	$128,529	$111,513
PA Consulting	2,224	6,382	14,706
Total	61,316	134,911	126,219
Amounts included in:
Operating profit (mainly selling, general and administrative expenses (“SG&A") (1)	61,316	169,844	129,596
Other (Income), net (2)	—	(34,933)	(3,377)
	$61,316	$134,911	$126,219
(1)The years ended September 26, 2025, September 27, 2024 and September 29, 2023 included approximately $58.8 million, $163.4 million and $61.1 million, respectively, in restructuring and other charges relating to the Separation Transaction (primarily professional services and employee separation costs) and $2.2 million, $6.4 million and $14.3 million, respectively in restructuring and other charges relating to the Company's investment in PA Consulting (primarily employee separation costs). The year ended September 29, 2023 also included $49.1 million in charges mainly associated with real estate impairments, the majority of which related to Infrastructure & Advanced Facilities.
(2)The year ended September 27, 2024 included a $35.2 million realized gain on interest rate swaps settled during the fourth quarter of fiscal 2024. The year ended September 29, 2023 included gain of $3.4 million related to lease terminations.

JACOBS SOLUTIONS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
The activity in the Company’s accrual for the Restructuring and other charges including the program activities described above for the year ended September 26, 2025 is as follows (in thousands):

Balance at September 27, 2024	$44,935
Net Charges	61,316
Payments & Other	(91,735)
Balance at September 26, 2025	$14,516
The following table summarizes the Restructuring and other charges by major type of costs for the years ended September 26, 2025, September 27, 2024 and September 29, 2023 (in thousands):

	September 26, 2025	September 27, 2024	September 29, 2023
Lease Abandonments and Impairments	$—	$49	$44,788
Voluntary and Involuntary Terminations	29,753	47,881	37,235
Outside Services (1)	24,651	100,593	35,099
Other (2)	6,912	(13,612)	9,097
Total	$61,316	$134,911	$126,219
(1)Amounts in the years ended September 26, 2025, September 27, 2024 and September 29, 2023 are mainly comprised of professional services relating to the Separation Transaction.
(2)Amounts in the years ended September 26, 2025, September 27, 2024 and September 29, 2023 are mainly comprised of activities associated with the Separation Transaction including a realized gain of $35.2 million on interest rate swaps settled during fourth quarter of fiscal 2024 and charges associated with the write off of fixed assets during fiscal 2023.
Cumulative amounts incurred to date for restructuring and other programs active at the end of fiscal 2025 by each major type of cost as of September 26, 2025 are as follows (in thousands):

Voluntary and Involuntary Terminations	$109,042
Outside Services	158,475
Other (1)	2,811
Total	$270,328
(1)Cumulative amount includes a $35.2 million realized gain on interest rate swaps settled during the fourth quarter of fiscal 2024.
17.Commitments and Contingencies and Derivative Financial Instruments
Derivative Financial Instruments
The Company is exposed to interest rate risk under its variable rate borrowings and additionally, due to the nature of the Company's international operations, we are at times exposed to foreign currency risk. As such, we sometimes enter into foreign exchange hedging contracts and interest rate hedging contracts in order to limit our exposure to fluctuating foreign currencies and interest rates.
During fiscal 2022, the Company entered into two treasury lock agreements with a total notional value of $500.0 million to manage its interest rate exposure to the anticipated issuance of fixed rate debt before December 2023. On February 13, 2023, the Company settled these treasury lock agreements and issued the 5.90% Bonds in the aggregate principal amount of $500.0 million, which resulted in the receipt of cash and a pre-tax gain of $37.4 million, which is being amortized to interest expense and recognized over the term of the 5.90% Bonds. See Note 9- Borrowings for further discussion relating to the terms of the 5.90% Bonds. The unrealized net gain on these instruments was $20.9 million and $23.6 million, net of tax, and is included in accumulated other comprehensive loss as of September 26, 2025 and September 27, 2024, respectively.
In fiscal 2020 we entered into interest rate swap agreements to manage the interest rate exposure on our variable rate loans. By entering into the swap agreements, the Company converted the variable rate based liabilities into fixed rate liabilities for a period of five to ten years. During the fiscal 2023 transition from LIBOR to SOFR, the terms of the swaps

JACOBS SOLUTIONS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
were amended accordingly and remained designated as cash-flow hedges in accordance with ASC 815, Derivatives and Hedging.
During the fourth quarter of fiscal 2024, in connection with the Separation Transaction, the Company terminated two interest rate swaps with an aggregate notional value of $554.7 million for a realized gain of $35.2 million. This realized gain previously recorded as a component of accumulated other comprehensive loss was recognized in miscellaneous income (expense) in the current period as the related interest payments are no longer expected to occur. As of September 26, 2025 and September 27, 2024, the Company has one ten-year outstanding instrument with a notional value of $200.0 million.
The fair value of the interest rate swap at September 26, 2025 and September 27, 2024 was $20.5 million and $23.0 million, respectively, included within miscellaneous other assets on the Consolidated Balance Sheet. The unrealized net gain on the interest rate swap as of September 26, 2025 and September 27, 2024 was $15.6 million and $17.4 million, respectively, net of tax, and was included in accumulated other comprehensive income.
Additionally, the Company held foreign exchange forward contracts in currencies that support our operations, including Australian Dollar, British Pound and other currencies, with notional values of $491.9 million at September 26, 2025 and $827.3 million at September 27, 2024. The length of these contracts currently ranges from one to three months. The fair value of the foreign exchange contracts at September 26, 2025 was $(0.3) million, of which $(2.3) million is included within current liabilities and $2.0 million is included within current assets on the Consolidated Balance Sheet as of September 26, 2025. The fair value of the contracts as of September 27, 2024 was $15.3 million, of which $15.8 million is included within current assets and $(0.5) million is included within current liabilities on the Consolidated Balance Sheet as of September 27, 2024. Associated income statement impacts are included in miscellaneous income (expense) in the Consolidated Statements of Earnings for both periods.
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
Letters of Credit
At September 26, 2025 and September 27, 2024, the Company had issued and outstanding approximately $217.0 million and $306.2 million, respectively, in LOCs and $2.8 billion and $2.3 billion, respectively, in surety bonds. Of the outstanding LOC amount, $0.3 million has been issued under the Revolving Credit Facility and $216.7 million are issued under separate, committed and uncommitted letter-of-credit facilities.
18.Contractual Guarantees, Litigation, Investigations and Insurance
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

JACOBS SOLUTIONS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
19.Segment Information
The Company's two operating segments are comprised of Infrastructure and Advanced Facilities ("I&AF"), and its majority investment in PA Consulting. Subsequent to the Separation Transaction, the SpinCo businesses are now presented as discontinued operations for all periods and therefore not reflected in the segment disclosures below. For further information, refer to Note 14- Discontinued Operations.
The Company’s Chief Executive Officer is the Chief Decision Maker (“CODM”) and evaluates the performance of and makes appropriate resource allocations to each of the segments. For purposes of the Company’s goodwill impairment testing, it has been determined that the Company’s operating segments are also its reporting units based on management’s conclusion that the components comprising each of its operating segments share similar economic characteristics and meet the aggregation criteria for reporting units in accordance with ASC 350, Intangibles-Goodwill and Other.
Financial information for each segment is reviewed by the CODM to assess performance and make decisions regarding the allocation of resources. The CODM evaluates the operating performance of our operating segments primarily using segment operating profit. The Company incurs certain SG&A that relate to its business as a whole which are not allocated to the segments. The CODM does not review segment assets as a measure of segment performance.
The following tables present total revenues, direct cost of contracts, selling, general and administrative expenses and segment operating profit from continuing operations for each reportable segment (in thousands) and include a reconciliation of segment operating profit to total U.S. GAAP operating profit by including certain corporate-level expenses, Restructuring and other charges (as defined in Note 16- Restructuring and Other Charges) and transaction and integration costs (in thousands) for the years ended:

	September 26, 2025
	Infrastructure & Advanced Facilities	PA Consulting	Total
Revenues from External Customers (1)	$10,764,206	$1,265,577	$12,029,783
Direct cost of contracts (2)	(8,228,935)	(815,914)	(9,044,849)
Selling, general and administrative expenses (2)	(1,631,723)	(171,164)	(1,802,887)
Segment Operating Profit (1)	$903,548	$278,499	$1,182,047
Restructuring, Transaction and Other Charges (3)			(162,896)
Amortization of Intangible Assets			(155,517)
Total U.S. GAAP Operating Profit			$863,634
Total Other (Expense) Income, net (4)			(320,157)
Earnings from Continuing Operations Before Taxes			$543,477

(1)
I&AF revenue and operating profit for the year ended September 26, 2025 were impacted by a reserve in connection with an unfavorable interim ruling against a consolidated joint venture in which the Company holds a 50% interest (the "Consolidated JV Matter"), with the noncontrolling partner’s share included in noncontrolling interests in the Consolidated Statements of Earnings for the respective period.

(2)	Direct cost of contracts and SG&A are considered to be significant segment expense categories as amounts align with, or are easily computable from, the segment-level information regularly provided to the CODM.
(3)
The year ended September 26, 2025 included $58.8 million in restructuring and other charges related to the Separation Transaction (primarily professional services and employee separation costs), as well as $75.3 million in charges for certain subsidiary level compensation based agreements. The year ended September 26, 2025 included approximately $26.0 million in charges associated with the Company's TSA with Amentum.

(4)
The year ended September 26, 2025 included $227.3 million in mark-to-market losses and other related charges associated with our investment in Amentum stock in connection with the Separation Transaction, as well as $40.5 million in income associated with the Company's TSA with Amentum (see Note 14- Discontinued Operations). The year ended September 26, 2025 included $20.5 million in discounts and expenses associated with the Equity-for-Debt Transaction (see Note 9- Borrowings and Note 14- Discontinued Operations).

JACOBS SOLUTIONS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	September 27, 2024
	Infrastructure & Advanced Facilities	PA Consulting	Total
Revenues from External Customers	$10,323,255	$1,177,686	$11,500,941
Direct cost of contracts (1)	(7,915,256)	(752,929)	(8,668,185)
Selling, general and administrative expenses (1)	(1,609,624)	(185,507)	(1,795,131)
Segment Operating Profit	$798,375	$239,250	$1,037,625
Restructuring, Transaction and Other Charges (2)			(192,522)
Amortization of Intangible Assets			(152,667)
Total U.S. GAAP Operating Profit			$692,436
Total Other (Expense) Income, net (3)			84,850
Earnings from Continuing Operations Before Taxes			$777,286

(1)
Direct cost of contracts and SG&A are considered to be significant segment expense categories as amounts align with, or are easily computable from, the segment-level information regularly provided to the CODM.

(2)
The year ended September 27, 2024 included $163.4 million in restructuring and other charges related to the Separation Transaction (primarily professional services and employee separation costs) and $6.4 million in restructuring and other charges related to the Company's investment in PA Consulting (primarily employee separation costs), as well as certain subsidiary level compensation based agreements.

(3)
The year ended September 27, 2024 included $186.9 million in mark-to-market gains associated with our investment in Amentum stock in connection with the Separation Transaction and a $35.2 million realized gain on interest rate swaps settled during the fourth quarter of fiscal 2024.

	September 29, 2023
	Infrastructure & Advanced Facilities	PA Consulting	Total
Revenues from External Customers	$9,693,276	$1,158,144	$10,851,420
Direct cost of contracts (1)	(7,395,838)	(744,722)	(8,140,560)
Selling, general and administrative expenses (1) (2)	(1,563,836)	(176,419)	(1,740,255)
Segment Operating Profit	$733,602	$237,003	$970,605
Restructuring, Transaction and Other Charges (3)			(146,891)
Amortization of Intangible Assets			(147,230)
Total U.S. GAAP Operating Profit			$676,484
Total Other (Expense) Income, net			(155,509)
Earnings from Continuing Operations Before Taxes			$520,975

(1)
Direct cost of contracts and SG&A are considered to be significant segment expense categories as amounts align with, or are easily computable from, the segment-level information regularly provided to the CODM.

(2)
In fiscal 2023, I&AF SG&A included approximately $15.0 million in net favorable impacts from cost reductions compared to the prior year period, which were associated mainly with net favorable impacts during first quarter from changes in employee benefit programs of $41.0 million offset by approximately $26.0 million in higher spend in company technology platforms and other personnel and corporate cost increases.

(3)
The year ended September 29, 2023 included $61.1 million in restructuring and other charges related to the Separation Transaction (primarily professional services and employee separation costs) and $14.3 million, in restructuring and other charges related to the Company's investment in PA Consulting (primarily employee separation costs), as well as certain subsidiary level compensation based agreements. Additionally, in fiscal year 2023, there were $46.7 million in charges associated mainly with real estate impairments.

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of Jacobs Solutions Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Jacobs Solutions Inc. and subsidiaries (the Company) as of September 26, 2025 and September 27, 2024, the related consolidated statements of earnings, comprehensive income, stockholders' equity and cash flows for each of the three years in the period ended September 26, 2025, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at September 26, 2025 and September 27, 2024, and the results of its operations and its cash flows for each of the three years in the period ended September 26, 2025, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of September 26, 2025, based on criteria established in Internal Control Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated November 20, 2025 expressed an unqualified opinion thereon.

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

Redeemable Noncontrolling Interests
Description of the Matter
As of September 26, 2025, the balance of redeemable noncontrolling interests relating to the Company’s PA Consulting subsidiary was $1,018.7 million. As discussed in Note 2 of the consolidated financial statements, the redeemable noncontrolling interests are subject to remeasurement as of the balance sheet date based on the greater of the redemption value or the historical value resulting from the original acquisition date fair value plus the impact of any earnings or loss attribution amounts, including dividends. The redemption value is based on the fair value of PA Consulting, which is determined using a combination of a discounted cash flow analysis based upon projected financial information and a multiple of earnings before interest, taxes, depreciation and amortization.

Auditing the Company’s redeemable noncontrolling interests balance requires significant judgment, as the valuation of the redemption value includes subjective estimates and assumptions. In particular, the discounted cash flow analysis used in determining the redemption value is sensitive to significant assumptions such as projections of revenue and earnings before interest, taxes, depreciation and amortization. These assumptions are forward looking and could be affected by future economic conditions.

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
November 20, 2025

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Jacobs Solutions Inc.
Opinion on Internal Control Over Financial Reporting
We have audited Jacobs Solutions Inc. and subsidiaries’ internal control over financial reporting as of September 26, 2025, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Jacobs Solutions Inc. and subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of September 26, 2025, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of September 26, 2025 and September 27, 2024, the related consolidated statements of earnings, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended September 26, 2025, and the related notes and our report dated November 20, 2025 expressed an unqualified opinion thereon.
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
November 20, 2025