Form 10-Q
period 2025-12-26
JACOBS SOLUTIONS INC.
filed 2026-02-03
CIK 52988

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark one)
☒    Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended December 26, 2025
☐    Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check-mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes   ☒  No
Number of shares of common stock outstanding at January 23, 2026: 117,446,713

JACOBS SOLUTIONS INC.

Part I - FINANCIAL INFORMATION
Item 1.    Financial Statements.

JACOBS SOLUTIONS INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share information)

	December 26, 2025	September 26, 2025
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$1,552,913	$1,235,448
Receivables and contract assets	3,059,769	2,989,067
Prepaid expenses and other	144,016	134,804
Total current assets	4,756,698	4,359,319
Property, Equipment and Improvements, net	307,202	311,872
Other Noncurrent Assets:
Goodwill	4,793,637	4,780,818
Intangibles, net	683,648	717,670
Deferred income tax assets	315,480	325,814
Operating lease right-of-use assets	297,701	289,101
Miscellaneous	460,129	467,941
Total other noncurrent assets	6,550,595	6,581,344
	$11,614,495	$11,252,535
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$1,262,870	$1,261,489
Accrued liabilities	1,042,175	1,037,754
Operating lease liabilities	111,703	111,040
Contract liabilities	1,160,967	940,616
Total current liabilities	3,577,715	3,350,899
Long-term debt	2,486,022	2,236,456
Liabilities relating to defined benefit pension and retirement plans	269,908	272,069
Deferred income tax liabilities	147,603	151,821
Long-term operating lease liabilities	361,913	362,361
Other deferred liabilities	230,123	212,330
Total other noncurrent liabilities	3,495,569	3,235,037
Commitments and Contingencies
Redeemable Noncontrolling interests	1,092,980	1,018,694
Stockholders’ Equity:
Capital stock:
Preferred stock, $1 par value, authorized - 1,000,000 shares; issued and outstanding - none	—	—
Common stock, $1 par value, authorized - 240,000,000 shares; issued and outstanding - 117,586,748 shares and 119,081,294 shares as of December 26, 2025 and September 26, 2025, respectively	117,587	119,081
Additional paid-in capital	2,678,370	2,706,376
Retained earnings	1,334,005	1,525,760
Accumulated other comprehensive loss	(686,062)	(710,410)
Total Jacobs stockholders’ equity	3,443,900	3,640,807
Noncontrolling interests	4,331	7,098
Total Group stockholders’ equity	3,448,231	3,647,905
	$11,614,495	$11,252,535
See the accompanying Notes to Consolidated Financial Statements – Unaudited.

JACOBS SOLUTIONS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS
Three Months Ended December 26, 2025 and December 27, 2024
(In thousands, except per share information)
(Unaudited)

	For the Three Months Ended
	December 26, 2025	December 27, 2024
Revenues	$3,293,281	$2,932,956
Direct cost of contracts	(2,528,031)	(2,211,689)
Gross profit	765,250	721,267
Selling, general and administrative expenses	(532,689)	(512,849)
Operating Profit	232,561	208,418
Other Income (Expense):
Interest income	7,629	9,656
Interest expense	(34,254)	(34,820)
Miscellaneous income (expense), net	287	(130,107)
Total other expense, net	(26,338)	(155,271)
Earnings from Continuing Operations Before Taxes	206,223	53,147
Income Tax Expense from Continuing Operations	(73,109)	(57,149)
Net Earnings (Loss) of the Group from Continuing Operations	133,114	(4,002)
Net Earnings (Loss) of the Group from Discontinued Operations, net of tax	554	(1,001)
Net Earnings (Loss) of the Group	133,668	(5,003)
Net Earnings Attributable to Noncontrolling Interests from Continuing Operations	(2,440)	(6,080)
Net Earnings Attributable to Redeemable Noncontrolling Interests	(5,720)	(7,047)
Net Earnings (Loss) Attributable to Jacobs from Continuing Operations	124,954	(17,129)
Net Earnings (Loss) Attributable to Jacobs from Discontinued Operations	554	(1,001)
Net Earnings (Loss) Attributable to Jacobs	$125,508	$(18,130)
Net Earnings Per Share:
Basic Net Earnings (Loss) from Continuing Operations Per Share	$1.12	$(0.10)
Basic Net Earnings (Loss) from Discontinued Operations Per Share	$—	$(0.01)
Basic Earnings (Loss) Per Share	$1.12	$(0.11)

Diluted Net Earnings (Loss) from Continuing Operations Per Share	$1.11	$(0.10)
Diluted Net Earnings (Loss) from Discontinued Operations Per Share	$—	$(0.01)
Diluted Earnings (Loss) Per Share	$1.12	$(0.11)
See the accompanying Notes to Consolidated Financial Statements - Unaudited.

JACOBS SOLUTIONS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
Three Months Ended December 26, 2025 and December 27, 2024
(In thousands)
(Unaudited)

	For the Three Months Ended
	December 26, 2025	December 27, 2024
Net Earnings (Loss) of the Group	$133,668	$(5,003)
Other Comprehensive Income (Loss):
Foreign currency translation adjustments	25,517	(160,148)
Change in cash flow hedges	(2,121)	5,821
Change in pension plan liabilities	1,357	24,176
Other Comprehensive Income (Loss) Before Taxes	24,753	(130,151)
Income Tax Benefit (Expense):
Cash flow hedges	541	(1,484)
Change in pension plan liabilities	(946)	(1,132)
Income Tax Expense:	(405)	(2,616)
Net Other Comprehensive Income (Loss)	24,348	(132,767)
Net Comprehensive Income (Loss) of the Group	158,016	(137,770)
Net Earnings Attributable to Noncontrolling Interests	(2,440)	(6,080)
Net Earnings Attributable to Redeemable Noncontrolling Interests	(5,720)	(7,047)
Net Comprehensive Income (Loss) Attributable to Jacobs	$149,856	$(150,897)
See the accompanying Notes to Consolidated Financial Statements - Unaudited.

JACOBS SOLUTIONS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
For the Three Months Ended December 26, 2025 and December 27, 2024
(In thousands)
(Unaudited)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Jacobs Stockholders’ Equity	Noncontrolling Interests	Total Group Stockholders’ Equity
Balances at September 27, 2024	$124,084	$2,758,064	$2,366,769	$(699,450)	$4,549,467	$17,836	$4,567,303
Net (loss) earnings	—	—	(18,130)	—	(18,130)	6,080	(12,050)
Foreign currency translation adjustments net of deferred taxes of $—	—	—	—	(160,148)	(160,148)	—	(160,148)
Pension plan liability, net of deferred taxes of $1,132	—	—	—	23,044	23,044	—	23,044
Change in cash flow hedges, net of deferred taxes of $1,484	—	—	—	4,337	4,337	—	4,337
Dividends	—	—	(261)	—	(261)	—	(261)
Redeemable Noncontrolling interests redemption value adjustment	—	—	54	—	54	—	54
Repurchase and issuance of redeemable noncontrolling interests	—	—	983	—	983	—	983
Distribution of SpinCo Business	—	—	1,000	—	1,000	—	1,000
Noncontrolling interests - distributions and other	—	—	—	—	—	(2,309)	(2,309)
Stock based compensation	—	13,059	—	—	13,059	—	13,059
Issuances of equity securities including shares withheld for taxes	284	(3,609)	(3,095)	—	(6,420)	—	(6,420)
Repurchases of equity securities	(1,456)	(32,359)	(167,811)	—	(201,626)	—	(201,626)
Balances at December 27, 2024	$122,912	$2,735,155	$2,179,509	$(832,217)	$4,205,359	$21,607	$4,226,966

Balances at September 26, 2025	$119,081	$2,706,376	$1,525,760	$(710,410)	$3,640,807	$7,098	$3,647,905
Net earnings	—	—	125,508	—	125,508	2,440	127,948
Foreign currency translation adjustments, net of deferred taxes of $—	—	—	—	25,517	25,517	—	25,517
Pension plan liability, net of deferred taxes of $946	—	—	—	411	411	—	411
Change in cash flow hedges, net of deferred taxes of $(541)	—	—	—	(1,580)	(1,580)	—	(1,580)
Dividends	—	—	(38,009)	—	(38,009)	—	(38,009)
Redeemable Noncontrolling interests redemption value adjustment	—	—	(65,590)	—	(65,590)	—	(65,590)
Repurchase and issuance of redeemable noncontrolling interests	—	—	219	—	219	—	219
Noncontrolling interests - distributions and other	—	—	—	—	—	(5,207)	(5,207)
Stock based compensation	—	17,287	—	—	17,287	—	17,287
Issuances of equity securities including shares withheld for taxes	280	(4,961)	(3,907)	—	(8,588)	—	(8,588)
Repurchases of equity securities	(1,774)	(40,332)	(209,976)	—	(252,082)	—	(252,082)
Balances at December 26, 2025	$117,587	$2,678,370	$1,334,005	$(686,062)	$3,443,900	$4,331	$3,448,231
See the accompanying Notes to Consolidated Financial Statements – Unaudited.

JACOBS SOLUTIONS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Three Months Ended December 26, 2025 and December 27, 2024
(In thousands)
(Unaudited)

	For the Three Months Ended
	December 26, 2025	December 27, 2024
Cash Flows from Operating Activities:
Net Earnings (Loss) of the Group	$133,668	$(5,003)
Adjustments to reconcile net earnings (loss) to net cash flows provided by operations:
Depreciation and amortization:
Property, equipment and improvements	21,613	20,922
Intangible assets	37,996	38,661
Loss on investment in equity securities	—	145,215
Stock based compensation	17,287	13,059
Equity in earnings of operating ventures, net of return on capital distributions	(3,245)	(2,236)
Loss (gain) on disposals of assets, net	267	(622)
Deferred income taxes	6,156	20,253
Changes in assets and liabilities:
Receivables and contract assets, net of contract liabilities	152,660	(57,753)
Prepaid expenses and other current assets	(6,620)	9,617
Miscellaneous other assets	10,747	17,243
Accounts payable	438	(37,225)
Accrued liabilities	(12,955)	(31,398)
Other deferred liabilities	20,082	1,863
Other, net	2,666	(25,140)
Net cash provided by operating activities	380,760	107,456
Cash Flows from Investing Activities:
Additions to property and equipment	(15,821)	(10,333)
Disposals of property and equipment and other assets	—	1,481
Capital contributions to equity investees, net of return of capital distributions	334	932
Net cash used for investing activities	(15,487)	(7,920)
Cash Flows from Financing Activities:
Proceeds from long-term borrowings	719,000	589,000
Repayments of long-term borrowings	(474,000)	(221,000)
Repayments of short-term borrowings	—	(5,345)
Proceeds from issuances of common stock	7,741	7,984
Common stock repurchases	(252,082)	(201,626)
Taxes paid on vested restricted stock	(16,329)	(14,404)
Cash dividends to shareholders	(38,558)	(36,481)
Net dividends associated with noncontrolling interests	(5,218)	(2,245)
Repurchase of redeemable noncontrolling interests	(403)	(3,729)
Net cash (used for) provided by financing activities	(59,849)	112,154
Effect of Exchange Rate Changes	11,664	(58,180)
Net Increase in Cash and Cash Equivalents and Restricted Cash	317,088	153,510
Cash and Cash Equivalents, including Restricted Cash, at the Beginning of the Period	1,236,816	1,146,931
Cash and Cash Equivalents, including Restricted Cash, at the End of the Period	$1,553,904	$1,300,441

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
The accompanying consolidated financial statements and financial information included herein have been prepared pursuant to the interim period reporting requirements of Form 10-Q. Consequently, certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) have been condensed or omitted. Readers of this Quarterly Report on Form 10-Q should also read our consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the fiscal year ended September 26, 2025 (“2025 Form 10-K”).
In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of our consolidated financial statements as of December 26, 2025, and for the three months ended December 26, 2025.
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
Please refer to Note 2- Significant Accounting Policies of Notes to Consolidated Financial Statements included in our 2025 Form 10-K for a discussion of other significant estimates and assumptions affecting our consolidated financial statements.
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
Please refer to Note 2- Significant Accounting Policies of Notes to Consolidated Financial Statements included in our 2025 Form 10-K for a more complete discussion of the various items within the consolidated financial statements measured at fair value and the methods used to determine fair value. Please also refer to Note 17- Commitments and Contingencies and Derivative Financial Instruments for discussion regarding the Company's derivative instruments and Note 14- Discontinued Operations for discussion regarding the Company's investment in Amentum common shares.
The net carrying amounts of cash and cash equivalents, trade receivables and payables and short-term debt approximate fair value due to the short-term nature of these instruments. See Note 12- Borrowings for a discussion of the fair value of long-term debt.

JACOBS SOLUTIONS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

4.    New Accounting Pronouncements
ASU 2025-12, Accounting Standards Codification ("Codification") Improvements, represents changes to the Codification that clarify, correct errors or make minor improvements to U.S. GAAP. The amendments in this update are effective for annual reporting periods beginning after December 15, 2026, and interim periods within those annual reporting periods, with early adoption permitted. ASU 2025-12 will be effective for the Company in first quarter of fiscal 2028. The Company is evaluating the impact of this guidance on its consolidated financial statements and related disclosures.
ASU 2025-11, Interim Reporting (Topic 270): Narrow-Scope Improvements, clarifies the applicability of Topic 270, the types of interim reporting, and the form and content of interim financial statements in accordance with U.S. GAAP, as well as includes a disclosure principle that requires entities to disclose events since the end of the last annual reporting period that have a material impact on the entity. The amendments in this update are effective for interim reporting periods within annual reporting periods beginning after December 15, 2027, with early adoption permitted. ASU 2025-11 will be effective for the Company in first quarter of fiscal 2029. The Company is evaluating the impact of this guidance on its consolidated financial statements and related disclosures.
ASU 2025-09, Derivatives and Hedging, (Topic 815): Hedge Accounting Improvements, clarifies certain aspects of the guidance on hedge accounting to address several incremental hedge accounting issues arising from the global reference rate reform initiative. The amendments in this update are effective for annual reporting periods beginning after December 15, 2026, and interim periods within those annual reporting periods, with early adoption permitted. ASU 2025-09 will be effective for the Company in first quarter of fiscal 2028. The Company is evaluating the impact of this guidance on its consolidated financial statements and related disclosures.
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

JACOBS SOLUTIONS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

ASU 2023-09, Income Taxes, (Topic 740): Improvements to Income Tax Disclosures, provides qualitative and quantitative updates to the Company's effective income tax rate reconciliation and income taxes paid disclosures, among others, in order to enhance the transparency of income tax disclosures, including consistent categories and greater disaggregation of information in the rate reconciliation and disaggregation by jurisdiction of income taxes paid. The amendments in ASU 2023-09 are effective for fiscal years beginning after December 15, 2024, with early adoption permitted. The amendments should be applied prospectively; however, retrospective application is also permitted. ASU 2023-09 will be effective for the Company in the fourth quarter of fiscal 2026. The Company is evaluating the impact of this guidance on its consolidated financial statements and related disclosures.
ASU 2023-06, Disclosure Improvements: Amendments - Codification Amendments in Response to the Disclosure Update and Simplification Initiative of the Securities and Exchange Commission ("SEC"). The Financial Accounting Standards Board issued the standard to introduce changes to U.S. GAAP that originate in either SEC Regulation S-X or S-K, which are rules about the form and content of financial reports filed with the SEC. The provisions of the standard are contingent upon instances where the SEC removes the related disclosure provisions from Regulation S-X and S-K. ASU 2023-06 is effective for fiscal years beginning after December 15, 2024, with early adoption permitted. The amendments should be applied prospectively; however, retrospective application is also permitted. ASU 2023-06 will be effective for the Company in the fourth quarter of fiscal 2026. The Company does not expect that the application of this standard will have a material impact on our consolidated financial statements and related disclosures.
5.    Revenue Accounting for Contracts
Disaggregation of Revenues
Our revenues are principally derived from contracts to provide a diverse range of technical, professional, and construction services to a large number of industrial, commercial, and governmental clients. We provide a broad range of engineering, design, and architectural services; construction and construction management services; operations and maintenance services; and technical, digital, process, scientific and systems consulting services. We provide our services through offices and subsidiaries located primarily in North America, Europe, the Middle East, India, Australia, Africa, and Asia. We provide our services under cost-reimbursable (including limited amounts of guaranteed maximum price) and fixed-price contracts. Our contracts are with many different customers in numerous industries. Refer to Note 18- Segment Information for additional information on how we disaggregate our revenues by reportable segment.
The following table further disaggregates our revenue by geographic area for the three months ended December 26, 2025 and December 27, 2024 (in thousands):

	Three Months Ended
	December 26, 2025	December 27, 2024
Revenues:
United States	$2,059,773	$1,812,830
Europe	788,214	712,567
Canada	61,131	58,972
Asia	32,685	33,369
India	33,746	36,935
Australia and New Zealand	159,790	140,032
Middle East and Africa	157,942	138,251
Total	$3,293,281	$2,932,956
Contract Liabilities
Contract liabilities represent amounts billed to clients in excess of revenue recognized to date. Revenue recognized for the three months ended December 26, 2025 that was previously included in the contract liability balance on September 26, 2025 was $448.8 million. Revenue recognized for the three months ended December 27, 2024 that was included in the contract liability balance on September 27, 2024 was $410.7 million.

JACOBS SOLUTIONS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

Remaining Performance Obligations
The Company’s remaining performance obligations as of December 26, 2025 represent a measure of the total dollar value of work to be performed on contracts awarded and in progress. The Company had approximately $18.5 billion in remaining performance obligations as of December 26, 2025. The Company expects to recognize approximately 46% of its remaining performance obligations into revenue within the next twelve months and the remaining 54% thereafter. The majority of the remaining performance obligations after the first twelve months are expected to be recognized over a four-year period.
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
6.     Earnings Per Share and Certain Related Information
Basic and diluted earnings per share (“EPS”) are computed using the two-class method, which is an earnings allocation method that determines EPS for common shares and participating securities. The undistributed earnings are allocated between common shares and participating securities as if all earnings had been distributed during the period. Participating securities and common shares have equal rights to undistributed earnings. Net earnings used for the purpose of determining basic and diluted EPS is determined by taking net earnings, less earnings available to participating securities and the redeemable noncontrolling interests redemption value adjustment associated with the PA Consulting transaction.

JACOBS SOLUTIONS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

The following table reconciles the numerator and denominator used to compute basic EPS to the numerator and denominator used to compute diluted EPS for the three months ended December 26, 2025 and December 27, 2024 (in thousands):

	Three Months Ended
	December 26, 2025	December 27, 2024
Numerator for Basic and Diluted EPS:
Net Earnings (Loss) Attributable to Jacobs from Continuing Operations	$124,954	$(17,129)
Redeemable Noncontrolling interests redemption value adjustment (See Note 15 - PA Consulting Redeemable Noncontrolling Interests)	7,688	4,568
Net earnings (loss) from continuing operations allocated to common stock for EPS calculation	$132,642	$(12,561)

Net earnings (loss) from discontinued operations allocated to common stock for EPS calculation	$554	$(1,001)

Net earnings (loss) allocated to common stock for EPS calculation	$133,196	$(13,562)

Denominator for Basic and Diluted EPS:

Shares used for calculating basic EPS attributable to common stock	118,594	124,055

Effect of dilutive securities:
Stock compensation plans (1)	412	—
Shares used for calculating diluted EPS attributable to common stock	119,006	124,055

Net Earnings Per Share:
Basic Net Earnings (Loss) from Continuing Operations Per Share	$1.12	$(0.10)
Basic Net Earnings (Loss) from Discontinued Operations Per Share	$—	$(0.01)
Basic Earnings Per Share	$1.12	$(0.11)
Diluted Net Earnings (Loss) from Continuing Operations Per Share	$1.11	$(0.10)
Diluted Net Earnings (Loss) from Discontinued Operations Per Share	$—	$(0.01)
Diluted Earnings (Loss) Per Share	$1.12	$(0.11)

Note: Per share amounts may not add due to rounding.
(1)For the three months ended December 27, 2024, because Net Earnings (Loss) Attributable to Jacobs from Continuing Operations was a loss, the effect of antidilutive securities of 576 was excluded from the denominator in calculating diluted EPS.

JACOBS SOLUTIONS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

Share Repurchases

On January 25, 2023, the Company's Board of Directors authorized a share repurchase program of up to $1.0 billion of the Company's common stock, which expired on January 25, 2026 (the "2023 Repurchase Authorization"). By the end of the second fiscal quarter of 2025, the Company had repurchased the full amount of common stock authorized under the 2023 Repurchase Authorization.
On January 30, 2025, the Company's Board of Directors authorized an incremental share repurchase program of up to $1.5 billion of the Company's common stock, to expire on January 30, 2028 (the "2025 Repurchase Authorization"). At December 26, 2025, the Company had $966.2 million remaining under the 2025 Repurchase Authorization.

The following table summarizes repurchase activity for fiscal 2026 under the 2025 Repurchase Authorization for the three months ended December 26, 2025:

Amount Authorized (2025 Repurchase Authorization)	Average Price Per Share (1)	Total Shares Repurchased and Retired
$1,500,000,000	$142.05	1,774,592
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

Cash Dividends
On January 29, 2026, the Company’s Board of Directors declared a quarterly dividend of $0.36 per share of the Company’s common stock to be paid on March 20, 2026, to shareholders of record on the close of business on February 20, 2026. Future dividend declarations are subject to review and approval by the Company’s Board of Directors. Dividends paid through the first fiscal quarter of 2026 and the preceding fiscal year are as follows:

Declaration Date	Record Date	Payment Date	Cash Amount (per share)
November 18, 2025	December 2, 2025	December 19, 2025	$0.32
July 31, 2025	August 22, 2025	September 19, 2025	$0.32
April 30, 2025	May 23, 2025	June 20, 2025	$0.32
January 30, 2025	February 21, 2025	March 21, 2025	$0.32
September 26, 2024	October 25, 2024	November 22, 2024	$0.29

JACOBS SOLUTIONS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

7.    Goodwill and Intangibles
The carrying value of goodwill appearing in the accompanying Consolidated Balance Sheets at December 26, 2025 and September 26, 2025 was as follows (in thousands):

	Infrastructure & Advanced Facilities	PA Consulting	Total
Balance September 26, 2025	$3,351,490	$1,429,328	$4,780,818
Foreign currency translation adjustments and other	2,249	10,570	12,819
Balance December 26, 2025	$3,353,739	$1,439,898	$4,793,637
The following table provides certain information related to the Company’s acquired intangibles in the accompanying Consolidated Balance Sheets at December 26, 2025 and September 26, 2025 (in thousands):

	Customer Relationships, Contracts and Backlog	Developed Technology	Trade Names	Total
Balance September 26, 2025	$521,275	$19,524	$176,871	$717,670
Amortization	(31,269)	(2,998)	(3,729)	(37,996)
Foreign currency translation adjustments and other	2,766	1	1,207	3,974
Balance December 26, 2025	$492,772	$16,527	$174,349	$683,648
The following table presents estimated amortization expense of intangible assets for the remainder of fiscal 2026 and for the succeeding years.

Fiscal Year	(in millions)
2026	$101.3
2027	109.6
2028	99.2
2029	99.2
2030	76.8
2031	57.3
Thereafter	140.2
Total	$683.6

JACOBS SOLUTIONS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

8.    Receivables and Contract Assets
The following table presents the components of receivables and contract assets appearing in the accompanying Consolidated Balance Sheets at December 26, 2025 and September 26, 2025, as well as certain other related information (in thousands):

	December 26, 2025	September 26, 2025
Components of receivables and contract assets:
Amounts billed, net	$1,567,508	$1,386,253
Unbilled receivables and other	1,058,553	1,115,286
Contract assets	433,708	487,528
Total receivables and contract assets, net	$3,059,769	$2,989,067
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
9.     Accumulated Other Comprehensive Income (Loss)
The following table presents the Company's roll forward of accumulated other comprehensive loss after-tax as of December 26, 2025 (in thousands):

	Change in Net Pension Obligation	Foreign Currency Translation Adjustments	Gain/(Loss) on Cash Flow Hedges (1)	Total
Balance at September 26, 2025	$(372,910)	$(373,969)	$36,469	$(710,410)
Other comprehensive income	643	25,517	235	26,395
Reclassifications from accumulated other comprehensive loss	(232)	—	(1,815)	(2,047)
Balance at December 26, 2025	$(372,499)	$(348,452)	$34,889	$(686,062)

(1) Included in the Company’s cumulative net unrealized gains from interest rate and cross currency swaps recorded in accumulated other comprehensive loss as of December 26, 2025 were approximately $6.2 million in unrealized gains, net of taxes, which are expected to be realized in earnings during the twelve months subsequent to December 26, 2025.

JACOBS SOLUTIONS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

10.    Income Taxes

The Company’s effective tax rates from continuing operations for the three months ended December 26, 2025 and December 27, 2024 were 35.5% and 107.5%, respectively. Significant items contributing to differences between the statutory U.S. federal corporate tax rate of 21.0% and the Company's effective tax rate for the three-month period ended December 26, 2025 were $16.6 million of unfavorable tax impacts related to non-deductible incentive compensation associated with the Company's PA Consulting investment, as well as U.S. state income tax expense of $5.8 million and U.S. tax on foreign earnings of $4.6 million. These expense items are expected to have a continuing impact on the Company's effective tax rate for the remainder of the fiscal year.

The most significant items contributing to the difference between the statutory U.S. federal corporate tax rate of 21.0% and the Company's effective tax rate of 107.5% for the three-month period ended December 27, 2024 were $37.0 million in unfavorable tax impacts associated with the non-deductibility of losses from the Company's investment in Amentum stock as well as U.S. state income tax expense of $5.4 million and U.S. tax on foreign earnings of $4.9 million.

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
11.    Joint Ventures, VIEs and Other Investments
For the Company's consolidated variable interest entities ("VIE") joint ventures, the carrying value of assets and liabilities was $155.9 million and $140.9 million, respectively, as of December 26, 2025 and $163.4 million and $144.7 million, respectively, as of September 26, 2025. There are no consolidated VIEs that have debt or credit facilities.
For the Company's proportionate consolidated VIEs, the carrying value of assets and liabilities was $146.7 million and $138.6 million, respectively, as of December 26, 2025, and $143.9 million and $131.9 million, respectively, as of September 26, 2025.
The carrying values of our investments in equity method joint ventures in the Consolidated Balance Sheets (reported in Other Noncurrent Assets: Miscellaneous) as of December 26, 2025 and September 26, 2025 were $39.3 million and $36.3 million, respectively. Additionally, income from equity method joint ventures (reported in Revenue) was $4.2 million and $3.7 million, respectively, during the three months ended December 26, 2025 and December 27, 2024. As of December 26, 2025, the Company's equity method investment carrying values do not include material amounts exceeding their share of the respective joint ventures' reported net assets.
Accounts receivable from unconsolidated joint ventures accounted for under the equity method was $12.8 million and $13.6 million as of December 26, 2025 and September 26, 2025, respectively.

JACOBS SOLUTIONS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

12.    Borrowings
At December 26, 2025 and September 26, 2025, long-term debt consisted of the following (principal amounts in thousands):

	Interest Rate	Maturity	December 26, 2025	September 26, 2025
Revolving Credit Facility	Benchmark + applicable margin (1)	February 2028	$640,000	$395,000
2025 Term Loan Facility - USD Portion	Benchmark + applicable margin (2)	March 2027	200,000	200,000
2025 Term Loan Facility - GBP Portion	Benchmark + applicable margin (2)	March 2027	554,320	550,261
Fixed-rate:
5.9% Bonds, due 2033	5.9% (3)	March 2033	500,000	500,000
6.35% Bonds, due 2028	6.35%	August 2028	600,000	600,000

Less: Deferred Financing Fees			(8,298)	(8,805)
Total Long-term debt, net			$2,486,022	$2,236,456
(1)The U.S. dollar denominated borrowings under the Revolving Credit Facility bear interest at either a SOFR rate plus a margin of between 0.975% and 1.725% or a base rate plus a margin of between 0% and 0.625% depending on the Company’s Consolidated Leverage Ratio or Debt Rating (each as defined in the Revolving Credit Facility (defined below)). The interest rate under the Revolving Credit Agreement also incorporates a modest sustainability-linked pricing adjustment, which resulted in a favorable interest rate adjustment to the Company in February 2025. The applicable SOFR rates, including applicable margins, at December 26, 2025 and September 26, 2025 were approximately 5.04% and 5.37%. Borrowings denominated in British pounds bear interest at an adjusted SONIA rate plus a margin of between 0.908% and 1.658%. There were no amounts drawn in British pounds as of December 26, 2025.
(2)Borrowings under the 2025 Term Loan Facility bear interest at either a SONIA rate or term SOFR rate plus a margin of between 0.975% and 1.60% or a base rate plus a margin of between 0% and 0.50% depending on the Company’s Consolidated Leverage Ratio or Debt Rating. The applicable SOFR and SONIA rates, including applicable margins, at December 26, 2025 and September 26, 2025 were approximately 5.02% and 5.42% for borrowings denominated in U.S. dollars and 4.72% and 4.97% for borrowings denominated in British pounds.
(3)The interest rate payable on the 5.90% Bonds (as defined below) may be increased by an additional 12.5 basis points on each of September 1, 2028 and September 1, 2030, based on whether or not the Company achieves the key performance indicators set forth in the First Supplemental Indenture (as defined below). Each key performance indicator is independent of the other. Therefore, we may achieve one, both, or neither.
We believe the carrying values of the Revolving Credit Facility and the 2025 Term Loan Facility approximates fair value based on the interest rates and scheduled maturities applicable to the outstanding borrowings. At December 26, 2025, the fair value of the 5.90% Bonds and the 6.35% bonds is estimated to be $527.4 million and $632.0 million, respectively, based on Level 2 inputs. The fair value is determined by discounting future cash flows using interest rates available for issuances with similar terms and average maturities.
Revolving Credit Facility and Term Loans
The Company and certain of its subsidiaries maintain an unsecured revolving credit facility (the “Revolving Credit Facility”) established under a third amended and restated credit agreement, dated February 6, 2023 (the "Revolving Credit Agreement"), among Jacobs and certain of its subsidiaries as borrowers and a syndicate of U.S. and international banks and financial institutions. Amounts up to $2.25 billion in credit extensions under the Revolving Credit Facility can be funded in U.S. dollars, British Sterling, Euros, Canadian dollars, Australian dollars, Swedish Krona, Singapore dollars and other agreed upon alternative currencies. The Revolving Credit Agreement also provides for a letter of credit sub facility of $400.0 million, and provides for a $100.0 million sub facility for swing line loans. Letters of credit are subject to fees based on the Company’s Consolidated Leverage Ratio or Debt Rating, whichever is more favorable to the Company. The maturity date of the Revolving Credit Facility is February 6, 2028. The Company is a guarantor of the obligations of JEGI and its subsidiaries under the Revolving Credit Agreement.

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
We were in compliance with the covenants under the Revolving Credit Facility and 2025 Term Loan Facility at December 26, 2025.
5.90% Bonds, due 2033
On February 16, 2023, JEGI completed an offering of $500.0 million aggregate principal amount of 5.90% Bonds due 2033 (the “5.90% Bonds”). The 5.90% Bonds are fully and unconditionally guaranteed by the Company (the “5.90% Bonds Guarantee”). The 5.90% Bonds and the 5.90% Bonds Guarantee were offered pursuant to a prospectus supplement, dated February 13, 2023, to the prospectus dated February 6, 2023, that forms a part of the Company's and JEGI’s automatic shelf registration statement on Form S-3ASR previously filed with the SEC, and were issued pursuant to an Indenture, dated as of February 16, 2023, between JEGI, as issuer, the Company, as guarantor, and U.S. Bank Trust Company, National Association, as trustee (the “Trustee”), as amended and supplemented by the First Supplemental Indenture, dated as of February 16, 2023 (the “First Supplemental Indenture”). Interest on the 5.90% Bonds is payable semi-annually in arrears on each March 1 and September 1, until maturity. The 5.90% Bonds bear interest at 5.90% per annum, subject to adjustments as discussed in note (3) to the table above.
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
Other arrangements
The Company holds an interest rate derivative contract to swap a portion of our variable rate debt to fixed rate debt. See Note 17- Commitments and Contingencies and Derivative Financial Instruments for discussion regarding the Company's derivative instruments.
The Company issued $0.3 million in letters of credit under the Revolving Credit Facility, leaving $1.61 billion of available borrowing capacity under the Revolving Credit Facility at December 26, 2025. In addition, the Company had issued $249.8 million under various separate, committed and uncommitted letter-of-credit facilities for total issued letters of credit of $250.1 million at December 26, 2025.
13.    Pension and Other Postretirement Benefit Plans
The following table presents the components of net periodic pension benefit expense recognized in earnings during the three months ended December 26, 2025 and December 27, 2024 (in thousands):

	Three Months Ended
	December 26, 2025	December 27, 2024
Component:
Service cost	$2,838	$2,499
Interest cost	21,880	20,402
Expected return on plan assets	(27,522)	(24,687)
Amortization of previously unrecognized items	3,380	3,002
Total net periodic pension benefit expense recognized	$576	$1,216
The service cost component of net periodic pension benefit is presented in the same line item as other compensation costs (direct cost of contracts and selling, general and administrative expenses) and the other components of net periodic pension expense are presented in miscellaneous income (expense), net on the Consolidated Statements of Earnings.
The following table presents certain information regarding the Company’s cash contributions to our pension plans for fiscal 2026 (in thousands):

Cash contributions made during the first three months of fiscal 2026	$4,011
Cash contributions projected for the remainder of fiscal 2026	9,839
Total	$13,850

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

JACOBS SOLUTIONS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

Summarized Financial Information of Discontinued Operations
    The following table represents earnings from discontinued operations, net of tax (in thousands):

	Three Months Ended
	December 26, 2025	December 27, 2024
Revenues	$—	$64
Direct cost of contracts	—	(60)
Gross (loss) profit	—	4
Selling, general and administrative expense (1)	487	(1,348)
Operating (Loss) Profit	487	(1,344)
Other income, net	—	—
(Loss) Earnings Before Taxes from Discontinued Operations	487	(1,344)
Income Tax Benefit (Expense)	67	343
Net (Loss) Earnings of the Group from Discontinued Operations	554	(1,001)
Net Earnings Attributable to Noncontrolling Interests from Discontinued Operations	—	—
Net (Loss) Earnings Attributable to Jacobs from Discontinued Operations	$554	$(1,001)
(1)Selling, general and administrative expenses for the three months ended December 26, 2025 were favorably impacted by $0.8 million from an indemnity reserve in respect of an ongoing non-U.S. tax matter related to an entity that was part of the separated SpinCo Business.
No notable components of net cash flows from discontinued operations were included in our Consolidated Statements of Cash Flows for the three months ended December 26, 2025 and December 27, 2024.
No assets and liabilities remained held for spin as of December 26, 2025 and September 26, 2025 balance sheet dates.
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
Further, on April 7, 2025, the parties agreed to a final determination of the Post-Closing Additional Merger Consideration Adjustment, pursuant to which Jacobs became entitled to receive approximately 7.3 million Amentum shares from the remaining 9.7 million shares held in escrow mentioned above, and former Amentum equity sponsors became entitled to receive the remainder of approximately 2.4 million shares. The finalization of the shares deemed owed to the former Amentum equity sponsors resulted in approximately $21.9 million in charges to Miscellaneous Expense in the Company's Consolidated Statement of Earnings in the second fiscal quarter of 2025. These shares were subsequently released to the respective parties during the third fiscal quarter of 2025.

JACOBS SOLUTIONS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

Finally, on April 30, 2025, the Jacobs Board of Directors declared a dividend in kind to distribute the remaining 7.3 million shares of Amentum's stock to Jacobs’ shareholders of record as of May 16, 2025, which were distributed on a pro rata basis on May 30, 2025, resulting in an impact on retained earnings as shown on the Company's Consolidated Statements of Shareholders' Equity for the year ended September 26, 2025. Following the distribution, the Company no longer owns any shares of Amentum common stock.
The Company reported $145.2 million in fair value mark-to-market losses and other related charges associated with the investment in Amentum shares for the three months ended December 27, 2024, which were included in Miscellaneous Income (Expense), net as reported in Other Income (Expense) in the Company’s Consolidated Statement of Earnings.
Transition Services Agreement
Upon closing of the Separation Transaction, the Company entered into a Transition Services Agreement (the "TSA") with Amentum pursuant to which the Company, on an interim basis, will provide various services to Amentum including corporate, information technology, and project services. The initial term of the TSA began immediately following the closing of the transaction on September 27, 2024. As of September 26, 2025, the TSA was substantially exited with certain agreed upon extensions which were completed as of December 26, 2025. Pursuant to the terms of the TSA, the Company received payments for the interim services. From inception of the TSA agreement, the Company recognized costs recorded in SG&A expense incurred to perform the TSA, offset by $0.1 million and $11.4 million in TSA related income for such services that is reported in miscellaneous income (expense) for the three month periods ended December 26, 2025 and December 27, 2024, respectively.
Sale of Energy, Chemicals and Resources ("ECR") Business
On April 26, 2019, Jacobs completed the sale of its Energy, Chemicals and Resources ("ECR") business to Worley Limited, a company incorporated in Australia ("Worley"), for a purchase price of $3.4 billion consisting of (i) $2.8 billion in cash plus (ii) $58.2 million ordinary shares of Worley, subject to adjustments for changes in working capital and certain other items. For the three month periods ended December 26, 2025 and December 27, 2024, there were no amounts reported in Net Loss Attributable to Jacobs from Discontinued Operations on the Consolidated Statement of Earnings related to ECR.
15.    PA Consulting Redeemable Noncontrolling Interests
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
During the three months ended December 26, 2025 and December 27, 2024, PA Consulting repurchased certain shares of the redeemable noncontrolling interest holders for $0.4 million and $3.7 million respectively, in cash. The difference between the cash purchase prices and the recorded book values of these repurchased and issued interests was recorded in the Company’s consolidated retained earnings. The Company held approximately 71% of the outstanding ownership of PA Consulting as of December 26, 2025 and September 26, 2025.
For the three months ended December 26, 2025 and December 27, 2024, there was a $0.06 and $0.04 adjustment to earnings per share resulting from adjustments to the redeemable noncontrolling interests to reflect the excess of redemption values over fair values of the B common shares component of the redeemable noncontrolling interests. The redemption value adjustments associated with redeemable noncontrolling interests preference share repurchase and reissuance activities that were recorded had an immaterial impact to earnings per share for the three months ended December 26, 2025 and December 27, 2024.
The changes above had no impact on the Company’s overall results of operations, financial position or cash flows. See Note 6- Earnings Per Share and Certain Related Information for more information.
Changes in the redeemable noncontrolling interests during the three months ended December 26, 2025 are as follows (in thousands):

JACOBS SOLUTIONS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

Balance at September 26, 2025	$1,018,694
Accrued Preferred Dividend to Preference Shareholders	21,570
Attribution of Preferred Dividend to Common Shareholders	(21,570)
Net earnings attributable to redeemable noncontrolling interests to Common Shareholders	5,720
Redeemable Noncontrolling interests redemption value adjustment	65,590
Repurchase of redeemable noncontrolling interests	(622)
Cumulative translation adjustments and other	3,598
Balance at December 26, 2025	$1,092,980
In addition, certain employees and non-employees of PA Consulting are eligible to receive equity-based incentive grants since the March 2, 2021 original investment date. Under the terms of the applicable agreements, these grants have reached vested status on a tranche basis of approximately 40% through July 2025, with the remaining 60% anticipated to vest and result in associated expense recognition upon a liquidity event, as defined in the applicable agreements, which is expected to take place in 2026. The Company has accrued liabilities associated with the vested grants at fair value in the amounts of $127.5 million and $103.8 million reported in Other deferred liabilities in our Consolidated Balance Sheets as of December 26, 2025 and September 26, 2025, respectively. Also, during the three months ended December 26, 2025 and December 27, 2024, the Company has recorded $22.6 million and $5.9 million, respectively, in expenses associated with these agreements, which is reflected in selling, general and administrative expenses in the Consolidated Statements of Earnings. As of December 26, 2025, there was approximately $178 million of total unrecognized compensation cost related to the remaining 60% vesting of the associated grants under these agreements based on December 26, 2025 fair values which are anticipated to vest upon a liquidity event, as defined in the applicable agreements. This cost is expected to be recognized in Selling, general and administrative expenses when such a liquidity event is considered probable, which could occur in the second quarter of fiscal 2026.
On January 2, 2026, Jacobs entered into an Implementation Deed (the “Implementation Deed”) with PA Consulting. Pursuant to the Implementation Deed and certain related agreements, and subject to the terms and conditions thereof, Jacobs will acquire from shareholders of PA Consulting all of the remaining issued share capital of PA Consulting ("PA Shares") owned by the PA Consulting shareholders other than Jacobs and its affiliates. The Company will acquire the PA Shares for an aggregate initial consideration of approximately £1.216 billion to be paid through a combination of cash and new shares of Jacobs' common stock, par value $1.00 per share (“Company Common Stock”), with the number of shares of Company Common Stock set at 20% of the aggregate initial consideration, net of certain PA Consulting shareholder expenses and after making payments with respect to certain PA Shares which the Company has agreed to acquire for 100% cash, and issued at a price of £100.20 per share, as set forth in the Implementation Deed. The initial consideration is subject to adjustment in accordance with the terms of the Implementation Deed. Assuming the transaction closes, on the second anniversary of the effective date as defined under the terms of the Implementation Deed, the Company will pay an additional £75 million in shares of Company Common Stock, cash or a combination thereof, as determined by the Company in its sole discretion (the transactions described in this paragraph, collectively, the “PA Consulting Transaction”). The completion of the PA Consulting Transaction is subject to the satisfaction or waiver of certain closing conditions, including approvals by the PA Consulting shareholders, the High Court of Justice in England and Wales, the UK Secretary of State and the Danish Business Authority, and the consummation of certain related transactions. The PA Consulting Transaction is expected to close in the second quarter of fiscal 2026. Upon consummation of the PA Consulting Transaction, the Company will no longer carry Redeemable Noncontrolling Interests on the Jacobs Consolidated Financial Statements commencing with the period in which the transaction is consummated.
Restricted Cash
The Company's investment in PA Consulting includes $1.0 million and $1.4 million at December 26, 2025 and September 26, 2025, respectively, in cash that is restricted from general use and is reflected in Prepaid expenses and other in the Company's Consolidated Balance Sheets.

JACOBS SOLUTIONS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

16.    Restructuring and Other Charges
During fiscal 2023, the Company implemented restructuring and separation initiatives relating to the Separation Transaction (see Note 14- Discontinued Operations for additional information) which continued through fiscal years 2024 and 2025; Jacobs has substantially completed the restructuring program for the Separation Transaction at the end of calendar year 2025. Restructuring initiatives were also implemented during fiscal 2023 relating to our PA Consulting business, which are substantially completed. During the first fiscal quarter of 2026, the Company implemented integration initiatives relating to the PA Consulting Transaction (see Note 15- PA Consulting Redeemable Noncontrolling Interests for additional information). While restructuring activities for these programs are comprised mainly of employee termination costs, the separation and integration activities are primarily related to the engagement of outside services, dedicated internal personnel and other related costs dedicated to those transactions.
Collectively, the above-mentioned restructuring activities are referred to as “Restructuring and other charges.”
The following table summarizes the impacts of the Restructuring and other charges by operating segment for the three months ended December 26, 2025 and December 27, 2024 (in thousands):

	Three Months Ended
	December 26, 2025	December 27, 2024
Infrastructure & Advanced Facilities	$2,242	$14,976
PA Consulting	1,757	(236)
Total (1)	$3,999	$14,740

(1)The three months ended December 26, 2025 and December 27, 2024 included approximately $2.2 million and $15.0 million, respectively, in restructuring and other charges relating to the Separation Transaction (primarily professional services and employee separation costs). The three months ended December 26, 2025 included approximately $1.8 million in restructuring and other charges relating to the PA Consulting Transaction (primarily professional services and dedicated internal personnel), which were included in operating profit in the Company's Consolidated Statement of Earnings (mainly in SG&A).
The activity in the Company’s accruals for Restructuring and other charges for the three months ended December 26, 2025 is as follows (in thousands):

Balance at September 26, 2025	$14,516
Net Charges	3,999
Payments and other	(14,155)
Balance at December 26, 2025	$4,360
The following table summarizes the Restructuring and other charges by major type of costs for the three months ended December 26, 2025 and December 27, 2024 (in thousands):

	Three Months Ended
	December 26, 2025	December 27, 2024
Voluntary and Involuntary Termination	$1,709	$385
Outside Services (1)	1,176	11,412
Other (2)	1,114	2,943
Total	$3,999	$14,740
(1)    Amounts in the three months ended December 26, 2025 are comprised of professional services relating to the Separation Transaction and PA Consulting Transaction. Amounts in the three months ended December 27, 2024 are comprised of professional services relating to the Separation Transaction.
(2)    Amounts in the three months ended December 26, 2025 are comprised of charges relating to the PA Consulting Transaction and Separation Transaction. Amounts in the three months ended December 27, 2024 are comprised of charges relating to the Separation Transaction.

JACOBS SOLUTIONS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

Cumulative amounts incurred to date for restructuring and other programs that were active as of December 26, 2025 by each major type of cost are as follows (in thousands):

Voluntary and Involuntary Termination	$110,751
Outside Services	159,651
Other (1)	3,925
Total	$274,327
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
During fiscal 2022, the Company entered into two treasury lock agreements with a total notional value of $500.0 million to manage its interest rate exposure to the anticipated issuance of fixed rate debt before December 2023. On February 13, 2023, the Company settled these treasury lock agreements and issued the 5.90% Bonds in the aggregate principal amount of $500.0 million, which resulted in the receipt of cash and a pre-tax gain of $37.4 million, which is being amortized to interest expense and recognized over the term of the 5.90% Bonds. See Note 12- Borrowings for further discussion relating to the terms of the 5.90% Bonds. The unrealized net gain on these instruments was $20.2 million and $20.9 million, net of tax, and is included in accumulated other comprehensive loss as of December 26, 2025 and September 26, 2025, respectively.
In fiscal 2020 we entered into interest rate swap agreements to manage the interest rate exposure on our variable rate loans. By entering into the swap agreements, the Company converted the variable rate based liabilities into fixed rate liabilities for a period of five to ten years. During the fiscal 2023 transition from LIBOR to SOFR, the terms of the swaps were amended accordingly and remained designated as cash-flow hedges in accordance with ASC 815, Derivatives and Hedging. As of December 26, 2025 and September 26, 2025, the Company has one ten-year outstanding instrument with a notional value of $200.0 million.
The fair value of the interest rate swap at December 26, 2025 and September 26, 2025 was $19.3 million and $20.5 million, respectively, included within miscellaneous other assets on the Consolidated Balance Sheet. The unrealized net gain on the interest rate swap as of December 26, 2025 and September 26, 2025 was $14.7 million and $15.6 million, respectively, net of tax, and was included in accumulated other comprehensive loss.
Additionally, the Company held foreign exchange forward contracts in currencies that support our operations, including Australian Dollar, British Pound and other currencies, with notional values of $439.8 million at December 26, 2025 and $491.9 million at September 26, 2025. The length of these contracts currently ranges from one to three months. The fair value of the foreign exchange contracts at December 26, 2025 was $1.9 million, of which $2.1 million is included within current assets and $(0.2) million is included within current liabilities on the Consolidated Balance Sheet as of December 26, 2025. The fair value of the contracts as of September 26, 2025 was $(0.3) million, of which $(2.3) million is included within current liabilities and $2.0 million is included within current assets on the Consolidated Balance Sheet as of September 26, 2025. Associated income statement impacts are included in miscellaneous income (expense) in the Consolidated Statements of Earnings for both periods.
In addition, on January 5, 2026, in connection with the PA Consulting Transaction, the Company entered into a foreign exchange forward contract with a notional value of $1.31 billion to manage its exposure to fluctuations in foreign currency exchange rates arising from its obligation to deliver the cash portion of the initial consideration payable in such transaction.
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
Leases
The Company’s right-of use assets and lease liabilities presented on the Consolidated Balance Sheets relate to real estate, project assets used in connection with long-term construction contracts, IT assets and vehicles. The Company’s lease obligations are primarily for the use of office space and are primarily operating leases. The respective components of lease expense are reflected in Selling, general and administrative expenses on the Consolidated Statements of Earnings for all periods presented.
Contractual Guarantees, Legal Proceedings, Claims, Investigations and Insurance
In the normal course of business, we make contractual commitments (some of which are supported by separate guarantees) and on occasion we are a party in a litigation or arbitration proceeding, such as the Consolidated JV Matter (as defined in our fiscal 2025 Annual Report on Form 10-K). The litigation or arbitration in which we are involved includes personal injury claims, professional liability claims and breach of contract claims. Where we provide a separate guarantee, it is strictly in support of the underlying contractual commitment. Guarantees take various forms including surety bonds required by law, or standby letters of credit ("LOC" and also referred to as “bank guarantees”) or corporate guarantees given to induce a party to enter into a contract with a subsidiary. Standby LOCs are also used as security for advance payments or in various other transactions. The guarantees have various expiration dates ranging from an arbitrary date to completion of our work (e.g., engineering only) to completion of the overall project. We record in the Consolidated Balance Sheets amounts representing our estimated liability relating to such guarantees, litigation and insurance claims. Guarantees are accounted for in accordance with ASC 460-10, Guarantees, at fair value at the inception of the guarantee.
At December 26, 2025 and September 26, 2025, the Company had issued and outstanding approximately $250.1 million and $217.0 million, respectively, in LOCs and $3.0 billion and $2.8 billion, respectively, in surety bonds. Of the outstanding LOC amount, $0.3 million has been issued under the Revolving Credit Facility and $249.8 million are issued under separate, committed and uncommitted letter-of-credit facilities.
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

JACOBS SOLUTIONS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

On January 2, 2026, Jacobs entered into an Implementation Deed with PA Consulting, pursuant to which Jacobs UK Holdings Limited will acquire from shareholders of PA Consulting, other than Jacobs and its affiliates, all of the remaining issued share capital of PA Consulting owned by such shareholders in the PA Consulting Transaction. Jacobs has agreed to unconditionally and irrevocably guarantee to the other parties the performance and observance by Jacobs UK Holdings Limited of all its obligations, commitments, undertakings and warranties under the Implementation Deed. For further information, refer to Note 15- PA Consulting Redeemable Noncontrolling Interests.
18.    Segment Information
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
The Company’s Chief Executive Officer is the Chief Operating Decision Maker (“CODM”) and evaluates the performance of and makes appropriate resource allocations to each of the segments. For purposes of the Company’s goodwill impairment testing, it has been determined that the Company’s operating segments are also its reporting units based on management’s conclusion that the components comprising each of its operating segments share similar economic characteristics and meet the aggregation criteria for reporting units in accordance with ASC 350, Intangibles-Goodwill and Other.
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
The following tables present total revenues, direct cost of contracts, selling, general and administrative expenses and segment operating profit from continuing operations for each reportable segment (in thousands) and includes a reconciliation of segment operating profit to total U.S. GAAP operating profit by including certain corporate-level expenses, Restructuring and other charges (as defined in Note 16- Restructuring and Other Charges) and transaction and integration costs (in thousands) for the three months ended:

JACOBS SOLUTIONS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

	December 26, 2025
	Infrastructure & Advanced Facilities	PA Consulting	Total
Revenues from External Customers	$2,938,848	$354,433	$3,293,281
Direct cost of contracts (1)	(2,293,163)	(234,868)	(2,528,031)
Selling, general and administrative expenses (1)	(430,945)	(34,672)	(465,617)
Segment Operating Profit	$214,740	$84,893	$299,633
Restructuring, Transaction and Other Charges (2)			(29,076)
Amortization of Intangible Assets			(37,996)
Total U.S. GAAP Operating Profit			$232,561
Total Other (Expense) Income, net			(26,338)
Earnings from Continuing Operations Before Taxes			$206,223

(1)	Direct cost of contracts and SG&A are considered to be significant segment expense categories as amounts align with, or are easily computable from, the segment-level information regularly provided to the CODM.
(2)
The three months ended December 26, 2025 included $2.2 million in restructuring and other charges relating to the Separation Transaction (primarily professional services and employee separation costs), as well as $1.8 million in restructuring and other charges relating to the PA Consulting Transaction (primarily professional services and dedicated internal personnel), and $22.7 million in charges for certain subsidiary level compensation based agreements.

	December 27, 2024
	Infrastructure & Advanced Facilities	PA Consulting	Total
Revenues from External Customers	$2,626,208	$306,748	$2,932,956
Direct cost of contracts (1)	(2,019,696)	(191,993)	(2,211,689)
Selling, general and administrative expenses (1)	(396,237)	(48,017)	(444,254)
Segment Operating Profit	$210,275	$66,738	$277,013
Restructuring, Transaction and Other Charges (2)			(29,934)
Amortization of Intangible Assets			(38,661)
Total U.S. GAAP Operating Profit			$208,418
Total Other (Expense) Income, net (3)			(155,271)
Earnings from Continuing Operations Before Taxes			$53,147

(1)	Direct cost of contracts and SG&A are considered to be significant segment expense categories as amounts align with, or are easily computable from, the segment-level information regularly provided to the CODM.
(2)
The three months ended December 27, 2024 included $15.0 million in restructuring and other charges relating to the Separation Transaction (primarily professional services and employee separation costs), $6.0 million in charges for certain subsidiary level compensation based agreements as well as $7.9 million in charges associated with the Company's TSA with Amentum.

(3)	The three months ended December 27, 2024 included $145.2 million in mark-to-market losses associated with our investment in Amentum stock in connection with the Separation Transaction.

Item 2.        Management’s Discussion and Analysis of Financial Condition and Results of Operations.
General
The purpose of this Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is to provide a narrative analysis explaining the reasons for material changes in the Company’s (i) financial condition from the most recent fiscal year-end to December 26, 2025 and (ii) results of operations during the current fiscal period(s) as compared to the corresponding period(s) of the preceding fiscal year. In order to better understand such changes, readers of this MD&A should also read:
•The discussion of the critical and significant accounting policies used by the Company in preparing its consolidated financial statements. The most current discussion of our critical accounting policies appears in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations of our 2025 Form 10-K, and the most current discussion of our significant accounting policies appears in Note 2- Significant Accounting Polices in Notes to Consolidated Financial Statements of our 2025 Form 10-K;
•The Company’s fiscal 2025 audited consolidated financial statements and notes thereto included in our 2025 Form 10-K; and
•Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our 2025 Form 10-K.

In addition to historical information, this MD&A and other parts of this Quarterly Report on Form 10-Q contain forward-looking statements within the meaning of the United States Private Securities Litigation Reform Act of 1995. Forward-looking statements are statements that do not directly relate to any historical or current fact. When used herein, words such as “expects,” “anticipates,” “believes,” “seeks,” “estimates,” “plans,” “intends,” “future,” “will,” “would,” “could,” “can,” “may,” "target," "goal" and similar words are intended to identify forward-looking statements. Examples of forward-looking statements include, but are not limited to, statements we make concerning the financial condition and results of operations and our expectations as to our future growth, prospects, financial outlook and business strategy and any assumptions underlying any of the foregoing. Although such statements are based on management’s current estimates and expectations, and/or currently available competitive, financial, and economic data, forward-looking statements are inherently uncertain, and you should not place undue reliance on such statements as actual results may differ materially. We caution the reader that there are a variety of risks, uncertainties and other factors that could cause actual results to differ materially from what is contained, projected or implied by our forward-looking statements. Such factors include but are not limited to:
•uncertainties as to the possibility that the closing conditions for the proposed transaction with PA Consulting may not be satisfied or waived, on a timely basis or otherwise; the risks that any consents or approvals, including any regulatory approvals, required in connection with the proposed transaction may not be received; the risk that the proposed transaction may not be completed on the terms or in the time-frame expected by the parties; unexpected costs, liabilities, charges or expenses related to the proposed transaction and the actual terms of any financings that will be obtained for the transaction; our ability to fully integrate PA Consulting into our business; our ability to realize the estimated synergies of the proposed transaction; and our ability to retain and hire key personnel, customers or suppliers while the proposed transaction is pending or after it is completed;
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
•legislative changes, including potential changes to the amounts provided for under the Infrastructure Investment and Jobs Act, as well as other legislation and executive orders, including any directive to federal agencies to reduce federal spending or the size of the federal workforce, and changes in U.S. or foreign tax laws, including the OBBBA, statutes, rules, regulations or ordinances, including the impact of, and changes to, tariffs and retaliatory tariffs or trade policies that may adversely impact our future financial position or results of operations;
•increased geopolitical uncertainty and risks, including policy risks and potential civil unrest, relating to the outcome of elections across our key markets and elevated geopolitical tension and conflicts, including the Russia-Ukraine and Israel-Hamas conflicts and the on-going tensions in the Middle East, among others; and
•the impact of any pandemic, and any resulting economic downturn on our results, prospects and opportunities, measures or restrictions imposed by governments and health officials in response to the pandemic, as well as the inability of governments in certain of the countries in which we operate to effectively mitigate the financial or other impacts of any future pandemics or infectious disease outbreaks on their economies and workforces and our operations therein.
The foregoing factors and potential future developments are inherently uncertain, unpredictable and, in many cases, beyond our control. For a description of these and additional factors that may occur that could cause actual results to differ from our forward-looking statements, see the Company’s filings with the U.S. Securities and Exchange Commission, including in particular the discussions contained in our fiscal 2025 Form 10-K under Item 1 - Business, Item 1A - Risk Factors, Item 3 - Legal Proceedings, and Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations; and in this Quarterly Report on Form 10-Q under Part I, Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations, and Part II, Item 1 - Legal Proceedings and Item 1A - Risk Factors. We undertake no obligation to release publicly any revisions or updates to any forward-looking statements. We encourage you to read carefully the risk factors, as well as the financial and business disclosures contained in this Quarterly Report on Form 10-Q and in other documents we file from time to time with the United States Securities and Exchange Commission (the "SEC").
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
Over the past eight years, Jacobs has transformed into a science-based consulting and advisory leader, focused on delivering digitally enabled, resilient solutions to complex sustainability, critical infrastructure and advanced manufacturing challenges. Strategic acquisitions, including a 65% stake in PA Consulting Group Limited ("PA Consulting") in fiscal 2021, along with the digital and data business solutions acquired with the BlackLynx and StreetLight acquisitions — have strengthened our capabilities in high-value technology-enabled solutions.
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
We harness our data and digital capabilities, products and tools to help clients operate more efficiently, safely and intelligently. Through the expertise of our people and ongoing investment in artificial intelligence (AI) and next-generation digital solutions, we empower our clients' decision-making across the entire asset lifecycle — from capital planning and operations to cybersecurity and operational technology. Our capabilities in data analytics, digital architecture, advisory and transformation, software development and cybersecurity enable clients to unlock the full value of their data and digital infrastructure to improve performance, resilience and sustainability.
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

Operating Segments
The services we provide to our end markets fall into the following two operating segments: 1) Infrastructure & Advanced Facilities and 2) our majority investment in PA Consulting. For additional information regarding our segments, including information about our financial results by segment and financial results by geography, see Note 18- Segment Information and Note 5- Revenue Accounting for Contracts of Notes to Consolidated Financial Statements.
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

On a collective basis, we also benefit from the combined strengths of Jacobs and PA Consulting by deploying Jacobs' deep understanding of infrastructure delivery, capital asset cycles and highly technical program management together with PA Consulting's strategic advisory, innovation and transformation capabilities – enabling us to transform bold ideas into practical, optimized outcomes for our clients worldwide. In the U.S., we’re supporting the digital transformation of Dallas Fort Worth International Airport and contributing to the Baltimore & Potomac Tunnel Replacement Program — one of the nation's largest transportation infrastructure investments. In England, we provide engineering, technical advice and innovation services to National Highways. We’re building an AI blueprint for Hertfordshire County Council, one of England’s largest councils. Through the U.K.’s largest government management consultancy framework, we're providing public sector organizations with streamlined access to advisory services. We're also delivering technical project management for the U.K. Department for Energy Security & Net Zero’s Carbon Capture, Usage and Storage program, a cornerstone of the U.K.’s net-zero ambitions.
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
For further information regarding separation activities that took place subsequent to the Separation Transaction closing, see Note 14- Discontinued Operations.

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

Results of Operations for the three months ended December 26, 2025 and December 27, 2024
(in thousands, except per share information)

	For the Three Months Ended
	December 26, 2025	December 27, 2024
Revenues	$3,293,281	$2,932,956
Direct cost of contracts	(2,528,031)	(2,211,689)
Gross profit	765,250	721,267
Selling, general and administrative expenses	(532,689)	(512,849)
Operating Profit	232,561	208,418
Other Income (Expense):
Interest income	7,629	9,656
Interest expense	(34,254)	(34,820)
Miscellaneous income (expense), net	287	(130,107)
Total other expense, net	(26,338)	(155,271)
Earnings from Continuing Operations Before Taxes	206,223	53,147
Income Tax Expense from Continuing Operations	(73,109)	(57,149)
Net Earnings (Loss) of the Group from Continuing Operations	133,114	(4,002)
Net Earnings (Loss) of the Group from Discontinued Operations, net of tax	554	(1,001)
Net Earnings (Loss) of the Group	133,668	(5,003)
Net Earnings Attributable to Noncontrolling Interests from Continuing Operations	(2,440)	(6,080)
Net Earnings Attributable to Redeemable Noncontrolling Interests	(5,720)	(7,047)
Net Earnings (Loss) Attributable to Jacobs from Continuing Operations	124,954	(17,129)
Net Earnings (Loss) Attributable to Jacobs from Discontinued Operations	554	(1,001)
Net Earnings (Loss) Attributable to Jacobs	$125,508	$(18,130)
Net Earnings Per Share:
Basic Net Earnings (Loss) from Continuing Operations Per Share	$1.12	$(0.10)
Basic Net Earnings (Loss) from Discontinued Operations Per Share	$—	$(0.01)
Basic Earnings (Loss) Per Share	$1.12	$(0.11)

Diluted Net Earnings (Loss) from Continuing Operations Per Share	$1.11	$(0.10)
Diluted Net Earnings (Loss) from Discontinued Operations Per Share	$—	$(0.01)
Diluted Earnings (Loss) Per Share	$1.12	$(0.11)

Note: Per share amounts may not add due to rounding.

Overview – Three Months Ended December 26, 2025
Net earnings attributable to the Company from continuing operations for the first fiscal quarter of 2026 were $125.0 million (or $1.11 per diluted share), an increase of $142.1 million, from net loss of $(17.1) million (or $(0.10) per diluted share) for the corresponding period last year. Our reported net earnings for the first fiscal quarter of 2026 were favorably impacted by pre-tax items, including higher gross profit of $44.0 million compared to the corresponding period last year, primarily driven by stronger performance in our Infrastructure & Advanced Facilities ("I&AF") operating segment, specifically in our International and Global Operations sectors, as discussed further below in the Segment Financial Information section. Current year results from continuing operations for fiscal 2026 were also favorably impacted by a decrease in miscellaneous expense of $130.4 million primarily due to the absence of prior year mark-to-market losses of $145.2 million related to our investment in Amentum stock in connection with the Separation Transaction, partly offset by a decrease in TSA-related income included in miscellaneous income (expense). Further, results were favorably impacted by a decrease in pre-tax Restructuring and other charges and transaction costs of $12.7 million reported in Selling, general & administrative ("SG&A") expenses compared to the fiscal 2025 period, primarily associated with the Separation Transaction (mainly professional services and employee separation costs), which are discussed in Note 16- Restructuring and Other Charges.
Income taxes for the three months ended December 26, 2025 were higher by $16.0 million from the corresponding period last year. Our income tax expense was unfavorably impacted by $16.6 million in additional tax expense related to non-deductible incentive compensation associated with the Company's PA Consulting investment.
For discussion of discontinued operations, see Note 14- Discontinued Operations.
On January 2, 2026, Jacobs entered into an Implementation Deed (the “Implementation Deed”) with PA Consulting. Pursuant to the Implementation Deed and certain related agreements, and subject to the terms and conditions thereof, Jacobs will acquire from shareholders of PA Consulting all of the remaining issued share capital of PA Consulting ("PA Shares") owned by the PA Consulting shareholders other than Jacobs and its affiliates. The Company will acquire the PA Shares for an aggregate initial consideration of approximately £1.216 billion to be paid through a combination of cash and new shares of Jacobs' common stock, par value $1.00 per share (“Company Common Stock”), with the number of shares of Company Common Stock set at 20% of the aggregate initial consideration, net of certain PA Consulting shareholder expenses and after making payments with respect to certain PA Shares which the Company has agreed to acquire for 100% cash, and issued at a price of £100.20 per share, as set forth in the Implementation Deed. The initial consideration is subject to adjustment in accordance with the terms of the Implementation Deed. Assuming the transaction closes, on the second anniversary of the effective date as defined under the terms of the Implementation Deed, the Company will pay an additional £75 million in shares of Company Common Stock, cash or a combination thereof, as determined by the Company in its sole discretion (the transactions described in this paragraph, collectively, the “PA Consulting Transaction”). The completion of the PA Consulting Transaction is subject to the satisfaction or waiver of certain closing conditions, including approvals by the PA Consulting shareholders, the High Court of Justice in England and Wales, the UK Secretary of State and the Danish Business Authority, and the consummation of certain related transactions. The PA Consulting Transaction is expected to close in the second quarter of fiscal 2026.
Consolidated Results of Operations
Revenues for the first fiscal quarter of 2026 were $3.29 billion, an increase of $360.3 million, or 12.3%, from $2.93 billion for the corresponding period last year. The increase in revenues was mainly driven by the Company's I&AF business, as well as year-over-year revenue growth in our PA Consulting business. The I&AF segment benefited primarily from stronger performance in our International and Global Operating sectors. Our revenues for the first fiscal quarter of 2026 were also favorably impacted by foreign currency translation of $37.9 million in our international businesses, as compared to a favorable impact of $16.4 million for the for the first fiscal quarter of 2025.
Gross profit for the first fiscal quarter of 2026 was $765.3 million, an increase of $44.0 million, or 6.1%, from $721.3 million for the corresponding period last year, with gross profit margins of 23.2% and 24.6% for the respective periods. The Company's increase in gross profit was mainly attributable to higher revenues as mentioned above, with unfavorable margin impacts from year-over-year project mix as well as increased personnel cost in PA Consulting.
See Segment Financial Information discussion for further information on the Company’s results of operations at the operating segment.

Selling, general & administrative expenses for the three months ended December 26, 2025 were $532.7 million, an increase of $19.8 million or 3.9% from $512.8 million for the corresponding period last year. SG&A expenses for the three months ended December 26, 2025 were impacted by decreases of $12.7 million in Restructuring and other charges associated with the Separation Transaction, mainly comprised of professional services, and reductions of $7.9 million expenses associated with the TSA with Amentum. These favorable items were more than offset by year-over-year increases in incentives of $21.6 million, and underlying personnel costs of $6.9 million, expenses associated with IT related software licensing and other IT costs of $3.8 million as well as other department spend. Lastly, SG&A expenses were further impacted by unfavorable foreign exchange of $7.8 million for the three months ended December 26, 2025, as compared to unfavorable impacts of $3.2 million for the first fiscal quarter of 2025.
Net interest expense for the three months ended December 26, 2025 was $26.6 million, an increase of $1.5 million from $25.2 million, or 5.8% for the corresponding periods last year. The increase in net interest expense for the three months ended December 26, 2025 was primarily due to a decrease in interest income driven by lower interest rates, partly offset by higher levels of cash in the current year compared to the prior year period.
Miscellaneous income, net for the three months ended December 26, 2025 was $0.3 million, an increase of $130.4 million in comparison to net expense of $(130.1) million for the corresponding period last year. The favorability compared to the corresponding period last year was primarily due to the absence of first quarter fiscal 2025 mark-to-market losses and other related expenses associated with our investment in Amentum stock in connection with the Separation Transaction of $145.2 million. These favorable items were partially offset by a decrease of $11.3 million in TSA-related income associated with the Separation Transaction as discussed in Note 14- Discontinued Operations.
The Company’s effective tax rates from continuing operations for the three months ended December 26, 2025 and December 27, 2024 were 35.5% and 107.5%, respectively. Significant items contributing to differences between the statutory U.S. federal corporate tax rate of 21.0% and the Company's effective tax rate for the three-month period ended December 26, 2025 were $16.6 million of unfavorable tax impacts related to non-deductible incentive compensation associated with the Company's PA Consulting investment, as well as U.S. state income tax expense of $5.8 million and U.S. tax on foreign earnings of $4.6 million. These expense items are expected to have a continuing impact on the Company's effective tax rate for the remainder of the fiscal year.
The most significant items contributing to the difference between the statutory U.S. federal corporate tax rate of 21.0% and the Company's effective tax rate of 107.5% for the three-month period ended December 27, 2024 were $37.0 million in unfavorable tax impacts associated with the non-deductibility of losses from the Company's investment in Amentum stock as well as U.S. state income tax expense of $5.4 million and U.S. tax on foreign earnings of $4.9 million.
Net earnings attributable to noncontrolling interests including redeemable noncontrolling interests for the three months ended December 26, 2025 were $(8.2) million, as compared to $(13.1) million for the corresponding period last year. The decrease in total noncontrolling interests for the three months ended December 26, 2025 primarily reflects lower comparative earnings impacts of joint venture projects nearing completion in the current year period as well as an increase in the Company's noncontrolling share of expense associated with equity-based incentive grants as discussed in Note 15- PA Consulting Redeemable Noncontrolling Interests. These unfavorable items were partly offset by higher net earnings results in our PA Consulting investment compared to the prior year period.
Restructuring and Other Charges
During fiscal 2023, the Company implemented restructuring initiatives relating to the Separation Transaction. The Company incurred approximately $1.4 million during the three months ended December 26, 2025 and $28.2 million and $42.0 million in fiscal 2025 and fiscal 2024, respectively, in pre-tax cash charges in connection with these initiatives. These actions were substantially completed at the end of calendar year 2025 and are expected to result in estimated gross annualized pre-tax cash savings of approximately $165 million to $200 million.
During third quarter fiscal 2023, the Company approved a plan to improve business processes and cost structures of our PA Consulting investment by reorganizing senior management and reducing headcount. In connection with these initiatives, which are substantially completed, the Company incurred approximately $0.4 million during the three months ended December 26, 2025 and $1.9 million, $6.4 million and $14.3 million in fiscal 2025, 2024 and 2023, respectively, in pre-tax cash charges. These activities are expected to result in estimated gross annualized pre-tax cash savings of approximately $50 million to $65 million.

Refer to Note 16– Restructuring and Other Charges for further information regarding restructuring and integration initiatives.
Segment Financial Information
The following tables present total revenues, direct cost of contracts, selling, general and administrative expenses and segment operating profit from continuing operations for each reportable segment (in thousands) and includes a reconciliation of segment operating profit to total U.S. GAAP operating profit from continuing operations by including certain corporate-level expenses, Restructuring and other charges (as defined in Note 16- Restructuring and Other Charges) and transaction and integration costs (in thousands) for the periods ended:

	December 26, 2025
	Infrastructure & Advanced Facilities	PA Consulting	Total
Revenues from External Customers	$2,938,848	$354,433	$3,293,281
Direct cost of contracts	(2,293,163)	(234,868)	(2,528,031)
Selling, general and administrative expenses	(430,945)	(34,672)	(465,617)
Segment Operating Profit	$214,740	$84,893	$299,633
Restructuring, Transaction and Other Charges (1)			(29,076)
Amortization of Intangible Assets			(37,996)
Total U.S. GAAP Operating Profit			$232,561
Total Other (Expense) Income, net			(26,338)
Earnings from Continuing Operations Before Taxes			$206,223

(1)	The three months ended December 26, 2025 included $2.2 million in restructuring and other charges relating to the Separation Transaction (primarily professional services and employee separation costs), as well as $1.8 million in restructuring and other charges relating to the PA Consulting Transaction (primarily professional services and dedicated internal personnel), and $22.7 million in charges for certain subsidiary level compensation based agreements.

	December 27, 2024
	Infrastructure & Advanced Facilities	PA Consulting	Total
Revenues from External Customers	$2,626,208	$306,748	$2,932,956
Direct cost of contracts	(2,019,696)	(191,993)	(2,211,689)
Selling, general and administrative expenses	(396,237)	(48,017)	(444,254)
Segment Operating Profit	$210,275	$66,738	$277,013
Restructuring, Transaction and Other Charges (1)			(29,934)
Amortization of Intangible Assets			(38,661)
Total U.S. GAAP Operating Profit			$208,418
Total Other (Expense) Income, net (2)			(155,271)
Earnings from Continuing Operations Before Taxes			$53,147

(1)	The three months ended December 27, 2024 included $15.0 million in restructuring and other charges relating to the Separation Transaction (primarily professional services and employee separation costs), $6.0 million in charges for certain subsidiary level compensation based agreements as well as $7.9 million in charges associated with the Company's TSA with Amentum.
(2)	The three months ended December 27, 2024 included $145.2 million in mark-to-market losses associated with our investment in Amentum stock in connection with the Separation Transaction.

In evaluating the Company’s performance by operating segment, the Chief Operating Decision Maker ("CODM") reviews various metrics and statistical data for Infrastructure & Advanced Facilities and PA Consulting. For more information, please refer to Note 18- Segment Information. In addition, the Company attributes each segment's specific incentive compensation plan costs to the segments. The methods for recognizing revenue, incentive fees, project losses and change orders are consistent among the segments.
Infrastructure & Advanced Facilities

	Three Months Ended
(in thousands)	December 26, 2025	December 27, 2024
Revenue	$2,938,848	$2,626,208
Operating Profit	$214,740	$210,275

Revenues for the I&AF segment for the three months ended December 26, 2025 were $2.9 billion, an increase of $312.6 million, or 12%, compared to $2.6 billion for the corresponding period last year. The increase in revenues for the three months ended December 26, 2025 was driven primarily from stronger performance in its International and Global Operating sectors. Additionally, foreign currency translation had approximately $25.0 million in favorable impacts on revenues for the three months ended December 26, 2025, as compared to $6.9 million in favorable impact in the corresponding prior year period.

Operating profit for the I&AF segment for the three months ended December 26, 2025 was $214.7 million, an increase of $4.5 million, or 2%, from $210.3 million for the corresponding period last year. The increase for the three months ended December 26, 2025 was driven primarily by the revenue growth mentioned above, partially offset by an increase in Selling, general and administrative expenses. Foreign currency translation had approximately $3.2 million in favorable impacts on operating profit for three months ended December 26, 2025, as compared to $0.7 million in favorable impacts in the corresponding prior year period.

PA Consulting

	Three Months Ended
(in thousands)	December 26, 2025	December 27, 2024
Revenue	$354,433	$306,748
Operating Profit	$84,893	$66,738

Revenues for the PA Consulting segment for the three months ended December 26, 2025 were $354.4 million reflecting an increase of $47.7 million, or 16% from $306.7 million in the corresponding period last year. The increase in revenue was due primarily to growth in PA Consulting's public services businesses (through the public services and defence and security sectors). Foreign currency translation had approximately $12.9 million in favorable impacts on revenues for the three months ended December 26, 2025, as compared to $9.5 million in favorable impacts in the corresponding prior year period.

Operating profit for the segment for the three months ended was $84.9 million, an increase of $18.2 million, or 27% from $66.7 million in the corresponding period last year. The year-over-year increase was mainly attributable to improved revenues as mentioned above, as well as favorable impacts from reduced Selling, general and administrative expenses.

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
The following table summarizes our backlog at December 26, 2025 and December 27, 2024 (in millions):

	December 26, 2025	December 27, 2024
Infrastructure & Advanced Facilities	$25,902	$21,484
PA Consulting	406	331
Total	$26,308	$21,815

The increase in backlog in I&AF from December 27, 2024 was predominantly driven by growth across Advanced Manufacturing, Life Sciences and Water markets.

The increase in backlog in PA Consulting from December 27, 2024 was primarily driven by organic year-over-year growth of the business.

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
Liquidity and Capital Resources
At December 26, 2025, our principal sources of liquidity consisted of $1.55 billion in cash and cash equivalents and $1.61 billion of available borrowing capacity under our $2.25 billion revolving credit agreement (the "Revolving Credit Facility"). See Note 12- Borrowings for more information. We finance most of our operations and growth through cash generated by our operations.

Cash and cash equivalents at December 26, 2025 were $1.55 billion, representing an increase of $317.5 million from $1.24 billion at September 26, 2025, the reasons for which are described below. The following table presents selected consolidated cash flow information of the Company for the respective periods shown below:

	For the Three Months Ended
(In thousands)	December 26, 2025	December 27, 2024
Net cash provided by operating activities	$380,760	$107,456
Cash Flows from Investing Activities:
Additions to property and equipment	(15,821)	(10,333)
Disposals of property and equipment and other assets	—	1,481
Capital contributions to equity investees, net of return of capital distributions	334	932
Net cash used for investing activities	(15,487)	(7,920)
Cash Flows from Financing Activities:
Proceeds from long-term borrowings	719,000	589,000
Repayments of long-term borrowings	(474,000)	(221,000)
Repayments of short-term borrowings	—	(5,345)
Proceeds from issuances of common stock	7,741	7,984
Common stock repurchases	(252,082)	(201,626)
Taxes paid on vested restricted stock	(16,329)	(14,404)
Cash dividends to shareholders	(38,558)	(36,481)
Net dividends associated with noncontrolling interests	(5,218)	(2,245)
Repurchase of redeemable noncontrolling interests	(403)	(3,729)
Net cash (used for) provided by financing activities	(59,849)	112,154
Effect of Exchange Rate Changes	11,664	(58,180)
Net Increase in Cash and Cash Equivalents and Restricted Cash	317,088	153,510
Cash and Cash Equivalents, including Restricted Cash, at the Beginning of the Period	1,236,816	1,146,931
Cash and Cash Equivalents, including Restricted Cash, at the End of the Period	$1,553,904	$1,300,441
Our net cash flow provided by operations of $380.8 million during the three months ended December 26, 2025 was favorable by $273.3 million in comparison to the cash flow provided by operations of $107.5 million in the corresponding prior year period. The increase in cash from operations is driven by stronger year-over-year working capital performance primarily attributable to Receivables and contract assets, net of contract liabilities which included a favorable cash timing item at the end of the quarter that will reverse in the second quarter of fiscal 2026, as well as Accounts Payable. Additionally, there were fewer year-over-year cash tax and Restructuring and Other Charges payments.
Our net cash used for investing activities during the three months ended December 26, 2025 was $15.5 million, compared to cash used for investing activities of $7.9 million in the corresponding prior year period due to higher levels of additions to plant, property and equipment in the current year.
Our net cash used for financing activities during the three months ended December 26, 2025 was $59.8 million. This was driven by share repurchases of $252.1 million, $38.6 million in dividends to shareholders, and $16.3 million in taxes paid on vested restricted stock, partly offset by net proceeds from borrowings of $245.0 million. Net cash provided by financing activities in the corresponding prior year period was $112.2 million, due primarily to net proceeds from borrowings of $362.7 million, partly offset by share repurchases of $201.6 million, $36.5 million in dividends to shareholders, and $14.4 million in taxes paid on vested restricted stock.
At December 26, 2025, the Company had approximately $403.2 million in cash and cash equivalents held in the U.S. and $1.15 billion held outside of the U.S. (primarily in the U.K., the Eurozone, Australia, India, Canada, and the Middle East region). Other than the tax cost of repatriating funds to the U.S., there are no material impediments to repatriating these funds to the U.S.
The Company had $250.1 million in letters of credit outstanding at December 26, 2025. Of this amount, $0.3 million was issued under the Revolving Credit Facility and $249.8 million was issued under separate, committed and uncommitted letter-of-credit facilities.

Long-term debt as of December 26, 2025 increased by $249.6 million compared to September 26, 2025 primarily due to an increased draw on the revolving credit facility of $245.0 million (see Note 12- Borrowings) used to fund share buybacks, dividends and taxes paid on vested restricted stock.
On March 13, 2025, Jacobs completed the Equity-for-Debt Transaction (see Note 12- Borrowings for additional information), pursuant to which the Company extinguished $311.5 million under the GBP 2021 Term Loan, in exchange for its approximately 19.5 million shares in Amentum. Additionally, as noted below, on March 27, 2025, the Company and its subsidiary, entered into the 2025 Term Loan Facility (as noted below), the proceeds of which were used to extinguish the remaining $531.6 million under the GBP 2021 Term Loan contract. For more information, please refer to Note - 12 Borrowings and Note 14 - Discontinued Operations.
On March 27, 2025, the Company, as guarantor, and JEGI, as borrower, entered into a term loan agreement (the “2025 Term Loan Facility”) with Bank of America, N.A., as administrative agent and sole lead arranger, and the lender party thereto. Under the 2025 Term Loan Facility, JEGI borrowed a $200.0 million term loan and £410.0 million term loan for a term of two-years from the date of initial funding, maturing on March 26, 2027. See Note 12- Borrowings for additional information.
In connection with the Post-Closing Additional Merger Consideration relating to the Separation Transaction, the Company received approximately 7.3 million Amentum shares from the 9.7 million shares held in escrow. On April 30, 2025, the Company's Board of Directors determined to distribute the 7.3 million shares of Amentum's stock and declared an in kind dividend payable to Jacobs’ shareholders of record as of May 16, 2025 which was distributed on a pro rata basis on May 30, 2025. Please refer to Note 14- Discontinued Operations for additional details.

On April 10, 2025, the Company collected $70 million in receivables related to final settlement of the post-closing working capital adjustment from the distribution of the SpinCo Business, the proceeds of which were immediately utilized to pay down amounts owed under the Company’s Revolving Credit Facility. Please refer to Note 14 - Discontinued Operations for additional details.

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
On January 2, 2026, Jacobs entered into an Implementation Deed (the “Implementation Deed”) with PA Consulting. Pursuant to the Implementation Deed and certain related agreements, and subject to the terms and conditions thereof, Jacobs will acquire from shareholders of PA Consulting all of the remaining issued share capital of PA Consulting ("PA Shares") owned by the PA Consulting shareholders other than Jacobs and its affiliates. The Company will acquire the PA Shares for an aggregate initial consideration of approximately £1.216 billion to be paid through a combination of cash and new shares of Jacobs' common stock, par value $1.00 per share (“Company Common Stock”), with the number of shares of Company Common Stock set at 20% of the aggregate initial consideration, net of certain PA Consulting shareholder expenses and after making payments with respect to certain PA Shares which the Company has agreed to acquire for 100% cash, and issued at a price of £100.20 per share, as set forth in the Implementation Deed. The initial consideration is subject to adjustment in accordance with the terms of the Implementation Deed. Assuming the transaction closes, on the second anniversary of the effective date as defined under the terms of the Implementation Deed, the Company will pay an additional £75 million in shares of Company Common Stock, cash or a combination thereof, as determined by the Company in its sole discretion (the transactions described in this paragraph, collectively, the “PA Consulting Transaction”). The completion of the PA Consulting Transaction is subject to the satisfaction or waiver of certain closing conditions, including approvals by the PA Consulting shareholders, the High Court of Justice in England and Wales, the UK Secretary of State and the Danish Business Authority, and the consummation of certain related transactions. The PA Consulting Transaction is expected to close in the second quarter of fiscal 2026.
The upfront consideration, net of certain transaction expenses payable by the PA Consulting shareholders and after making payments with respect to certain PA Shares which the Company has agreed to acquire for 100% cash, will be paid 80% in cash and 20% in Jacobs’ shares. As discussed above, the PA Consulting Transaction also includes deferred consideration of £75 million which is payable in Jacobs’ shares as valued on the two-year anniversary following closing, cash, or a combination thereof, at Jacobs’ election. Jacobs intends to fund the cash portion of the upfront consideration through a combination of cash-on-hand and existing and incremental debt facilities.
We believe we have adequate liquidity and capital resources to fund our projected cash requirements for acquisitions including the PA Consulting Transaction as well as financing activities such as debt servicing, share buybacks and dividends for the next twelve months based on the liquidity provided by our cash and cash equivalents on hand, our borrowing capacity and our continuing cash generated from operations.
We were in compliance with all of our debt covenants at December 26, 2025.

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

Three Months Ended
(in thousands)	December 26, 2025
Summarized Statement of Earnings Data
Revenue	$1,045,714
Direct Costs	$879,719
Selling, General and Administrative Expenses	$103,892
Net loss attributable to Guarantor Subsidiaries from continuing operations	$29,637
Noncontrolling interests	$(863)

(in thousands)	December 26, 2025	September 26, 2025
Summarized Balance Sheet Data
Current assets, less receivables from Non-Guarantor Subsidiaries	$1,178,586	$938,319
Current receivables from Non-Guarantor Subsidiaries	$601,844	$749,475
Noncurrent assets, less noncurrent receivables from Non-Guarantor Subsidiaries	$625,406	$642,464
Noncurrent receivables from Non-Guarantor Subsidiaries	$513,760	$563,682
Current liabilities	$1,059,114	$1,006,916
Long-term Debt	$2,486,022	$2,236,456
Other Noncurrent liabilities, less amounts payable to Non-Guarantor Subsidiaries	$253,310	$250,106
Noncurrent liabilities to Non-Guarantor Subsidiaries	$1,083,994	$1,110,155
Noncontrolling interests	$8	$5
Accumulated deficit	$(1,962,852)	$(1,709,698)

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
Our Revolving Credit Facility, 2025 Term Loan Facility and certain other debt obligations are subject to variable rate interest which could be adversely affected by an increase in interest rates. As of December 26, 2025, we had an aggregate of $1.39 billion in outstanding borrowings under our Revolving Credit Facility and 2025 Term Loan Facility. Interest on amounts borrowed under these agreements is subject to adjustment based on the Company’s Consolidated Leverage Ratio (as defined in the credit agreements governing the Revolving Credit Facility and the 2025 Term Loan Facility). Depending on the Company’s Consolidated Leverage Ratio, borrowings denominated in U.S. dollars under the Revolving Credit Facility bear interest at a SOFR rate plus a margin of between 0.975% and 1.725% or a base rate plus a margin of between 0.0% and 0.625% including applicable margins while borrowings denominated in British pounds under these respective facilities bear interest at an adjusted SONIA rate plus a margin of between 0.908% and 1.658%. Borrowings under the 2025 Term Loan Facility will bear interest at either a SONIA rate or term SOFR rate plus a margin of between 0.975% and 1.60% or a base rate plus a margin of between 0.0% and 0.50%. Additionally, our Revolving Credit Facility and our 5.90% Bonds due 2033 have interest rates subject to potential increases relating to certain ESG metrics as stipulated in the related agreements and as discussed in Note 12- Borrowings.
However, as discussed in Note 17- Commitments and Contingencies and Derivative Financial Instruments, we are party to a swap agreement with a notional value of $200.0 million to convert the variable rate interest based liabilities associated with a corresponding amount of our debt into fixed interest rate liabilities, leaving $1.19 billion in principal amount subject to variable interest rate risk.
For the three months ended December 26, 2025, our weighted average floating rate borrowings that are subject to floating rate exposure were approximately $1.17 billion. If floating interest rates had increased by 1.00%, our interest expense for the three months ended December 26, 2025 would have increased by approximately $2.9 million.
Foreign Currency Risk
In situations where the Company incurs costs in currencies other than our functional currency, we sometimes enter into foreign exchange contracts to limit our exposure to fluctuating foreign currencies. We follow the provisions of ASC 815, Derivatives and Hedging in accounting for our derivative contracts. The Company has $439.8 million in notional value of exchange rate sensitive instruments at December 26, 2025. In addition, on January 5, 2026, in connection with the PA Consulting Transaction, the Company entered into a foreign exchange contract with a notional value of $1.31 billion. See Note 17- Commitments and Contingencies and Derivative Financial Instruments for discussion.

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
The Company’s management, with the participation of its Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), evaluated the effectiveness of the Company’s disclosure controls and procedures as defined by Rule 13a-15(e) of the Exchange Act defined above, as of December 26, 2025, the end of the period covered by this Quarterly Report on Form 10-Q (the “Evaluation Date”). Based on that evaluation, the Company’s management, with the participation of the Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer) concluded that the Company’s disclosure controls and procedures, as of the Evaluation Date, were effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
There were no changes to our internal control over financial reporting which were identified in connection with the evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act during the quarter ended December 26, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION
Item 1.    Legal Proceedings.
The information required by this Item 1 is included in Note 17- Commitments and Contingencies and Derivative Financial Instruments included in the Notes to Consolidated Financial Statements appearing under Part I, Item 1 of this Quarterly Report on Form 10-Q, which is incorporated herein by reference.
Item 1A.    Risk Factors.
Please refer to Item 1A- Risk Factors in our 2025 Form 10-K, which is incorporated herein by reference, for a discussion of some of the factors that have affected our business, financial condition, and results of operations in the past and which could affect us in the future. There have been no material changes to those risk factors, except for the information disclosed elsewhere in this Quarterly Report on Form 10-Q that provides factual updates to those risk factors. Before making an investment decision with respect to our common stock, you should carefully consider those risk factors, as well as the financial and business disclosures contained in this Quarterly Report on Form 10-Q and our other current and periodic reports filed with the SEC.
Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds.
There were no sales of unregistered securities during the first fiscal quarter of 2026.
Share Repurchases
On January 30, 2025, the Company's Board of Directors authorized an incremental share repurchase program of up to $1.5 billion of the Company's common stock, to expire on January 30, 2028 (the "2025 Repurchase Authorization"). At December 26, 2025, the Company had $966.2 million remaining under the 2025 Repurchase Authorization.
An aggregate summary of repurchases of the Company’s common stock made during the first quarter of fiscal 2026 under the 2025 Share Repurchase Authorization follows:

Period	Total Number of Shares Purchased	Average Price Paid Per Share (1)	Total Number of Shares Purchased under the 2025 Repurchase Authorizations	Approximate Dollar Value of Shares that May Yet Be Purchased Under the 2025 Repurchase Authorizations
September 27, 2025 - October 24, 2025	227,723	$155.84	227,723	$1,182,796,700
October 25, 2025 - November 21, 2025	346,019	$149.10	346,019	$1,131,205,107
November 22, 2025 - December 26, 2025	1,200,850	$137.40	1,200,850	$966,203,796
Total	1,774,592		1,774,592

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

2.3*
Implementation Deed, dated as of January 2, 2026, by and among PA Consulting Group Limited, Jacobs UK Holdings Limited, Jacobs Solutions Inc. and the persons set out in Schedule 1 thereto. Filed as Exhibit 2.1 to the Registrant's Current Report on Form 8-K on January 5, 2026 and incorporated herein by reference.

3.1	Restated Certificate of Incorporation of Jacobs Solutions Inc, Filed as Exhibit 3.2 to the Registrant’s Current Report on Form 8-K on February 3, 2025 and incorporated herein by reference.
3.2
Amended and Restated Bylaws of Jacobs Solutions Inc., dated as of July 31, 2025. Filed as Exhibit 3.2 to the Registrant's Quarterly Report on Form 10-Q for the third quarter of fiscal 2025 and incorporated herein by reference.

10.1#†	Form of Restricted Stock Unit Agreement (Time-Based Vesting) (Annual Grant) (awarded pursuant to Jacobs' Stock Incentive Plan).
10.2#†	Form of Restricted Stock Unit Agreement (Time-Based Vesting) (LPP) (awarded pursuant to Jacobs' Stock Incentive Plan).
10.3#†	Form of Restricted Stock Unit Agreement (Performance Shares – Earnings Per Share (ELT)) (awarded pursuant to Jacobs’ Stock Incentive Plan).
10.4#†	Form of Restricted Stock Unit Agreement (Performance Shares – ROIC (ELT)) (awarded pursuant to Jacobs’ Stock Incentive Plan.
22.1	Subsidiary Issuers of Guaranteed Securities. Filed as Exhibit 22.1 to the Registrant’s Quarterly Report on Form 10-Q for the third quarter of fiscal 2024 and incorporated herein by reference.
31.1†	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
31.2†	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
32.1†	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2†	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101
The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended December 26, 2025, formatted in Inline XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Earnings, (iii) Consolidated Statements of Comprehensive Income (Loss), (iv) Consolidated Statements of Stockholders’ Equity, (v) Consolidated Statements of Cash Flows and (vi) Notes to Consolidated Financial Statements, tagged as blocks of text and including detailed tags.

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended December 26, 2025 (formatted as Inline XBRL and contained in Exhibit 101).

† Filed herewith
* Portions of this exhibit (indicated by “[***]”) have been omitted as the registrant has determined that (i) the omitted information is not material and (ii) the omitted information is the type that the registrant treats as private or confidential.
# Management contract or compensatory plan or arrangement

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
JACOBS SOLUTIONS INC.

By:	/s/ Venk Nathamuni
Venk Nathamuni
Chief Financial Officer
(Principal Financial Officer)

Date:	February 3, 2026