Form 10-Q
period 2026-03-27
JACOBS SOLUTIONS INC.
filed 2026-05-05
CIK 52988

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark one)
☒    Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 27, 2026
☐    Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check-mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes   ☒  No
Number of shares of common stock outstanding at April 24, 2026: 118,080,879

JACOBS SOLUTIONS INC.

Part I - FINANCIAL INFORMATION
Item 1.    Financial Statements.

JACOBS SOLUTIONS INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share information)

	March 27, 2026	September 26, 2025
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$1,371,912	$1,235,448
Receivables and contract assets	3,555,601	2,989,067
Prepaid expenses and other	287,052	134,804
Total current assets	5,214,565	4,359,319
Property, Equipment and Improvements, net	303,107	311,872
Other Noncurrent Assets:
Goodwill	4,763,262	4,780,818
Intangibles, net	640,014	717,670
Deferred income tax assets	290,922	325,814
Operating lease right-of-use assets	306,574	289,101
Miscellaneous	423,270	467,941
Total other noncurrent assets	6,424,042	6,581,344
	$11,941,714	$11,252,535
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$1,484,450	$1,261,489
Accrued liabilities	1,106,396	1,037,754
Operating lease liabilities	120,429	111,040
Contract liabilities	925,673	940,616
Total current liabilities	3,636,948	3,350,899
Long-term debt	4,084,220	2,236,456
Liabilities relating to defined benefit pension and retirement plans	246,832	272,069
Deferred income tax liabilities	139,784	151,821
Long-term operating lease liabilities	353,437	362,361
Other deferred liabilities	196,004	212,330
Total other noncurrent liabilities	5,020,277	3,235,037
Commitments and Contingencies
Redeemable Noncontrolling interests	—	1,018,694
Stockholders’ Equity:
Capital stock:
Preferred stock, $1 par value, authorized - 1,000,000 shares; issued and outstanding - none	—	—
Common stock, $1 par value, authorized - 240,000,000 shares; issued and outstanding - 118,190,953 shares and 119,081,294 shares as of March 27, 2026 and September 26, 2025, respectively	118,191	119,081
Additional paid-in capital	2,927,178	2,706,376
Retained earnings	963,173	1,525,760
Accumulated other comprehensive loss	(715,683)	(710,410)
Total Jacobs stockholders’ equity	3,292,859	3,640,807
Noncontrolling interests	(8,370)	7,098
Total Group stockholders’ equity	3,284,489	3,647,905
	$11,941,714	$11,252,535
See the accompanying Notes to Consolidated Financial Statements – Unaudited.

JACOBS SOLUTIONS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS
Three and Six Months Ended March 27, 2026 and March 28, 2025
(In thousands, except per share information)
(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	March 27, 2026	March 28, 2025	March 27, 2026	March 28, 2025
Revenues	$3,694,881	$2,910,415	$6,988,162	$5,843,371
Direct cost of contracts	(2,899,988)	(2,172,070)	(5,428,019)	(4,383,759)
Gross profit	794,893	738,345	1,560,143	1,459,612
Selling, general and administrative expenses	(876,069)	(529,697)	(1,408,758)	(1,042,546)
Operating (loss) profit	(81,176)	208,648	151,385	417,066
Other Income (Expense):
Interest income	9,301	9,525	16,930	19,181
Interest expense	(41,075)	(38,580)	(75,329)	(73,399)
Loss on extinguishment of debt	—	(20,510)	—	(20,510)
Miscellaneous expense	(17,656)	(103,260)	(17,370)	(233,367)
Total other expense, net	(49,430)	(152,825)	(75,769)	(308,095)
(Loss) Earnings from Continuing Operations Before Taxes	(130,606)	55,823	75,616	108,971
Income Tax Benefit (Expense) from Continuing Operations	45,088	(50,576)	(28,021)	(107,725)
Net (Loss) Earnings of the Group from Continuing Operations	(85,518)	5,247	47,595	1,246
Net Loss of the Group from Discontinued Operations, net of tax	(2,890)	(5,550)	(2,336)	(6,551)
Net (Loss) Earnings of the Group	(88,408)	(303)	45,259	(5,305)
Net Loss Attributable to Noncontrolling Interests from Continuing Operations	10,863	11,731	8,423	5,651
Net Loss (Earnings) Attributable to Redeemable Noncontrolling Interests	31,662	(5,816)	25,943	(12,863)
Net (Loss) Earnings Attributable to Jacobs from Continuing Operations	(42,993)	11,162	81,961	(5,966)
Net Loss Attributable to Jacobs from Discontinued Operations	(2,890)	(5,550)	(2,336)	(6,551)
Net (Loss) Earnings Attributable to Jacobs	$(45,883)	$5,612	$79,625	$(12,517)
Net Earnings Per Share:
Basic Net (Loss) Earnings from Continuing Operations Per Share	$(0.32)	$0.10	$0.81	$—
Basic (Loss) from Discontinuing Operations Per Share	$(0.02)	$(0.05)	$(0.02)	$(0.05)
Basic (Loss) Earnings Per Share	$(0.34)	$0.06	$0.79	$(0.05)

Diluted Net (Loss) Earnings from Continuing Operations Per Share	$(0.32)	$0.10	$0.81	$—
Diluted (Loss) from Discontinuing Operations Per Share	$(0.02)	$(0.05)	$(0.02)	$(0.05)
Diluted (Loss) Earnings Per Share	$(0.34)	$0.06	$0.79	$(0.05)
See the accompanying Notes to Consolidated Financial Statements - Unaudited.

JACOBS SOLUTIONS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
Three and Six Months Ended March 27, 2026 and March 28, 2025
(In thousands)
(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	March 27, 2026	March 28, 2025	March 27, 2026	March 28, 2025
Net (Loss) Earnings of the Group	$(88,408)	$(303)	$45,259	$(5,305)
Other Comprehensive (Loss) Income:
Foreign currency translation adjustments	(39,928)	64,040	(14,411)	(96,108)
Change in cash flow hedges	(184)	(6,229)	(2,305)	(408)
Change in pension plan liabilities	11,631	(6,672)	12,988	17,504
Other Comprehensive (Loss) Income Before Taxes	(28,481)	51,139	(3,728)	(79,012)
Income Tax Benefit (Expense):
Cash flow hedges	47	1,735	588	251
Change in pension plan liabilities	(1,187)	(700)	(2,133)	(1,832)
Income Tax (Expense) Benefit:	(1,140)	1,035	(1,545)	(1,581)
Net Other Comprehensive (Loss) Income	(29,621)	52,174	(5,273)	(80,593)
Net Comprehensive (Loss) Income of the Group	(118,029)	51,871	39,986	(85,898)
Net Loss Attributable to Noncontrolling Interests	10,863	11,731	8,423	5,651
Net Loss (Earnings) Attributable to Redeemable Noncontrolling Interests	31,662	(5,816)	25,943	(12,863)
Net Comprehensive (Loss) Income Attributable to Jacobs	$(75,504)	$57,786	$74,352	$(93,110)

See the accompanying Notes to Consolidated Financial Statements - Unaudited.

JACOBS SOLUTIONS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
For the Three Months Ended March 27, 2026 and March 28, 2025
(In thousands)
(Unaudited)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Jacobs Stockholders’ Equity	Noncontrolling Interests	Total Group Stockholders’ Equity
Balances at December 27, 2024	$122,912	$2,735,155	$2,179,509	$(832,217)	$4,205,359	$21,607	$4,226,966
Net earnings (loss)			5,612	—	5,612	(11,731)	(6,119)
Foreign currency translation adjustments	—	—	—	64,040	64,040	—	64,040
Pension plan liability, net of deferred taxes of $700	—	—	—	(7,372)	(7,372)	—	(7,372)
Change in cash flow hedges, net of deferred taxes of $(1,735)	—	—	—	(4,494)	(4,494)	—	(4,494)
Dividends	—	—	(39,634)	—	(39,634)	—	(39,634)
Redeemable Noncontrolling interests redemption value adjustment	—	—	(8,545)	—	(8,545)	—	(8,545)
Repurchase and issuance of redeemable noncontrolling interests	—	—	97	—	97	—	97
Noncontrolling interests - distributions and other	—	—	—	—	—	(1,160)	(1,160)
Distribution adjustments relating to SpinCo Business	—	—	(23,645)	—	(23,645)	—	(23,645)
Stock based compensation	—	21,283	—	—	21,283	—	21,283
Issuances of equity securities including shares withheld for taxes	191	3,878	(1,550)	—	2,519	—	2,519
Repurchases of equity securities	(2,724)	(60,626)	(287,426)	—	(350,776)	—	(350,776)
Balances at March 28, 2025	$120,379	$2,699,690	$1,824,418	$(780,043)	$3,864,444	$8,716	$3,873,160

Balances at December 26, 2025	$117,587	$2,678,370	$1,334,005	$(686,062)	$3,443,900	$4,331	$3,448,231
Net loss	—	—	(45,883)	—	(45,883)	(10,863)	(56,746)
Foreign currency translation adjustments	—	—	—	(39,928)	(39,928)	—	(39,928)
Pension plan liability, net of deferred taxes of $1,187	—	—	—	10,444	10,444	—	10,444
Change in cash flow hedges, net of deferred taxes of $(47)	—	—	—	(137)	(137)	—	(137)
Dividends	—	—	(42,211)	—	(42,211)	—	(42,211)
Redeemable Noncontrolling interests redemption value adjustment	—	—	(63,823)	—	(63,823)	—	(63,823)
Redemption of redeemable noncontrolling interests relating to the PA Consulting Transaction	—	—	(36,011)	—	(36,011)	—	(36,011)
Noncontrolling interests - distributions and other	—	—	—	—	—	(1,838)	(1,838)
Stock based compensation	—	21,092	—	—	21,092	—	21,092
Issuances of equity securities including shares withheld for taxes	2,220	264,499	(1,541)	—	265,178	—	265,178
Repurchases of equity securities	(1,616)	(36,783)	(181,363)	—	(219,762)	—	(219,762)
Balances at March 27, 2026	$118,191	$2,927,178	$963,173	$(715,683)	$3,292,859	$(8,370)	$3,284,489
See the accompanying Notes to Consolidated Financial Statements – Unaudited.

JACOBS SOLUTIONS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
For the Six Months Ended March 27, 2026 and March 28, 2025
(In thousands)
(Unaudited)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Jacobs Stockholders’ Equity	Noncontrolling Interests	Total Group Stockholders’ Equity
Balances at September 27, 2024	$124,084	$2,758,064	$2,366,769	$(699,450)	$4,549,467	$17,836	$4,567,303
Net loss	—	—	(12,517)	—	(12,517)	(5,651)	(18,168)
Foreign currency translation adjustments	—	—	—	(96,108)	(96,108)	—	(96,108)
Pension liability, net of deferred taxes of $1,832	—	—	—	15,672	15,672	—	15,672
Change in cash flow hedges, net of deferred taxes of $(251)	—	—	—	(157)	(157)	—	(157)
Dividends	—	—	(39,894)	—	(39,894)	—	(39,894)
Redeemable Noncontrolling interests redemption value adjustment	—	—	(8,491)	—	(8,491)	—	(8,491)
Repurchase of redeemable noncontrolling interests			1,079		1,079		1,079
Noncontrolling interests - distributions and other	—	—	—	—	—	(3,469)	(3,469)
Distribution adjustments relating to SpinCo Business	—	—	(22,645)	—	(22,645)	—	(22,645)
Stock based compensation	—	34,342	—	—	34,342	—	34,342
Issuances of equity securities including shares withheld for taxes	475	269	(4,646)	—	(3,902)	—	(3,902)
Repurchases of equity securities	(4,180)	(92,985)	(455,237)	—	(552,402)	—	(552,402)
Balances at March 28, 2025	$120,379	$2,699,690	$1,824,418	$(780,043)	$3,864,444	$8,716	$3,873,160

Balances at September 26, 2025	$119,081	$2,706,376	$1,525,760	$(710,410)	$3,640,807	$7,098	$3,647,905
Net earnings (loss)	—	—	79,625	—	79,625	(8,423)	71,202
Foreign currency translation adjustments	—	—	—	(14,411)	(14,411)	—	(14,411)
Pension liability, net of deferred taxes of $2,133	—	—	—	10,855	10,855	—	10,855
Change in cash flow hedges, net of deferred taxes of $(588)	—	—	—	(1,717)	(1,717)	—	(1,717)
Dividends	—	—	(80,220)	—	(80,220)	—	(80,220)
Redeemable Noncontrolling interests redemption value adjustment	—	—	(129,413)	—	(129,413)	—	(129,413)
Repurchase and issuance of redeemable noncontrolling interests	—	—	219	—	219	—	219
Redemption of redeemable noncontrolling interests relating to the PA Consulting Transaction	—	—	(36,011)	—	(36,011)	—	(36,011)
Noncontrolling interests - distributions and other	—	—	—	—	—	(7,045)	(7,045)
Stock based compensation	—	38,379	—	—	38,379	—	38,379
Issuances of equity securities including shares withheld for taxes	2,499	259,537	(5,446)	—	256,590	—	256,590
Repurchases of equity securities	(3,389)	(77,114)	(391,341)	—	(471,844)	—	(471,844)
Balances at March 27, 2026	$118,191	$2,927,178	$963,173	$(715,683)	$3,292,859	$(8,370)	$3,284,489
See the accompanying Notes to Consolidated Financial Statements – Unaudited.

JACOBS SOLUTIONS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Six Months Ended March 27, 2026 and March 28, 2025
(In thousands)
(Unaudited)

	For the Six Months Ended
	March 27, 2026	March 28, 2025
Cash Flows from Operating Activities:
Net Earnings (Loss) of the Group	$45,259	$(5,305)
Adjustments to reconcile net earnings (loss) to net cash flows (used for) provided by operations:
Depreciation and amortization:
Property, equipment and improvements	43,820	40,961
Intangible assets	72,059	76,701
Loss on extinguishment of debt	—	20,510
Loss on investment in equity securities	—	254,677
Stock based compensation	38,379	34,342
Equity in earnings of operating ventures, net of return on capital distributions	(2,647)	(824)
Loss (gain) on disposals of assets, net	522	(896)
Deferred income taxes	25,284	(803)
Changes in assets and liabilities:
Receivables and contract assets, net of contract liabilities	(516,043)	(102,608)
Prepaid expenses and other current assets	(32,587)	(26,242)
Miscellaneous other assets	48,001	41,249
Accounts payable	222,112	(33,387)
Accrued liabilities	(65,070)	(277,051)
Other deferred liabilities	6,860	7,573
Other, net	10,690	(17,872)
Net cash (used for) provided by operating activities	(103,361)	11,025
Cash Flows from Investing Activities:
Additions to property and equipment	(36,597)	(27,603)
Disposals of property and equipment and other assets	4,506	2,328
Capital contributions to equity investees, net of return of capital distributions	334	932
Net cash used for investing activities	(31,757)	(24,343)
Cash Flows from Financing Activities:
Proceeds from long-term borrowings	3,852,000	1,848,201
Repayments of long-term borrowings	(1,995,828)	(444,800)
Repayments of short-term borrowings	—	(656,981)
Debt issuance costs	(15,447)	(92)
Proceeds from issuances of common stock	17,216	17,186
Common stock repurchases	(471,844)	(552,402)
Taxes paid on vested restricted stock	(22,240)	(21,088)
Cash dividends to shareholders	(81,196)	(75,878)
Net dividends associated with noncontrolling interests	(7,032)	(3,446)
Repurchase of redeemable noncontrolling interests	(883,623)	(4,066)
Net cash provided by financing activities	392,006	106,634
Effect of Exchange Rate Changes	(5,292)	(34,773)
Net Increase in Cash and Cash Equivalents and Restricted Cash	251,596	58,543
Cash and Cash Equivalents, including Restricted Cash, at the Beginning of the Period	1,236,816	1,146,931
Cash and Cash Equivalents, including Restricted Cash, at the End of the Period	$1,488,412	$1,205,474

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
In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of our consolidated financial statements as of March 27, 2026, and for the three and six months ended March 27, 2026.
Our interim results of operations are not necessarily indicative of the results to be expected for the full fiscal year.

JACOBS SOLUTIONS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

On January 2, 2026, Jacobs entered into an Implementation Deed (the “Implementation Deed”) with PA Consulting. Pursuant to the Implementation Deed and certain related agreements, and in accordance with the terms and conditions thereof, on March 20, 2026, Jacobs completed the transaction to acquire from shareholders of PA Consulting all of the remaining issued share capital of PA Consulting ("PA Shares") owned by the PA Consulting shareholders (excluding shares already held by Jacobs and its affiliates). The Company acquired the PA Shares for an aggregate initial consideration of approximately £1.21 billion which was paid through a combination of approximately £997.6 million in cash (net of certain PA Consulting shareholder expenses) and 2,043,537 newly issued shares of Jacobs' common stock, par value $1.00 per share (“Company Common Stock”). Also, on March 20, 2028, the Company will pay an additional £75 million in consideration with shares of Company Common Stock, cash or a combination thereof (as determined by the Company in its sole discretion), with accruals associated with this additional consideration reflected in Other deferred liabilities on the Consolidated Balance Sheet as of March 27, 2026. The transactions described in this paragraph, are collectively referred to as the “PA Consulting Transaction”. As a result of the PA Consulting Transaction, the Company no longer carries Redeemable Noncontrolling Interests on the Jacobs Consolidated Financial Statements. See Note 15- PA Consulting Redeemable Noncontrolling Interests for more discussion on the transaction and Note 12- Borrowings for more discussion on the financing for the transaction.
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

JACOBS SOLUTIONS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

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
Please refer to Note 2- Significant Accounting Policies of Notes to Consolidated Financial Statements included in our 2025 Form 10-K for a more complete discussion of the various items within the consolidated financial statements measured at fair value and the methods used to determine fair value. Please also refer to Note 17- Commitments and Contingencies and Derivative Financial Instruments for discussion regarding the Company's derivative instruments and Note 14- Discontinued Operations for discussion regarding the Company's former investment in Amentum common shares.
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
ASU 2025-09, Derivatives and Hedging (Topic 815): Hedge Accounting Improvements, clarifies certain aspects of the guidance on hedge accounting to address several incremental hedge accounting issues arising from the global reference rate reform initiative. The amendments in this update are effective for annual reporting periods beginning after December 15, 2026, and interim periods within those annual reporting periods, with early adoption permitted. ASU 2025-09 will be effective for the Company in first quarter of fiscal 2028. The Company is evaluating the impact of this guidance on its consolidated financial statements and related disclosures.
ASU 2025-05, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets, provides all entities with a practical expedient option when estimating expected credit losses for current accounts receivable and current contract assets arising from transactions accounted for under Topic 606. The amendments in this update are effective for annual reporting periods beginning after December 15, 2025, including interim periods within those annual periods, with early adoption permitted. ASU 2025-05 will be effective for the Company in first quarter of fiscal 2027. The Company is evaluating the impact of this guidance on its consolidated financial statements and related disclosures.
ASU 2025-03, Business Combinations (Topic 805) and Consolidation (Topic 810): Determining the Accounting Acquirer in the Acquisition of a Variable Interest Entity, clarifies the guidance in determining the accounting acquirer in a business combination effected primarily by exchanging equity interests when the acquiree is a variable interest entity that meets the definition of a business. The standard is effective for fiscal years beginning after December 15, 2026, including interim periods within those fiscal years. Early adoption is permitted, and the standard is to be applied prospectively to acquisitions after the adoption date. ASU 2025-03 will be effective for the Company in the first quarter of fiscal 2028. The Company is evaluating the impact of this guidance on its consolidated financial statements and related disclosures.
ASU 2024-03, Income Statement (Subtopic 220-40): Reporting Comprehensive Income - Disaggregation of Income Statement Expenses, requires disclosure, in the notes to financial statements, of specified information about certain costs and expenses. The amendments in this update also provide guidance on the disaggregation disclosure requirements for certain expense captions presented on the face of an entity’s income statement and provide guidance on the disclosure of selling expenses. The amendments in ASU 2024-03 are effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027, with early adoption permitted. The amendments should be applied prospectively; however, retrospective application is also permitted. ASU 2024-03 will be effective for the Company in the fourth quarter of fiscal 2028. The Company is evaluating the impact of this guidance on its consolidated financial statements and related disclosures.

JACOBS SOLUTIONS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, provides qualitative and quantitative updates to the Company's effective income tax rate reconciliation and income taxes paid disclosures, among others, in order to enhance the transparency of income tax disclosures, including consistent categories and greater disaggregation of information in the rate reconciliation and disaggregation by jurisdiction of income taxes paid. The amendments in ASU 2023-09 are effective for fiscal years beginning after December 15, 2024, with early adoption permitted. The amendments should be applied prospectively; however, retrospective application is also permitted. ASU 2023-09 will be effective for the Company in the fourth quarter of fiscal 2026. The Company is evaluating the impact of this guidance on its consolidated financial statements and related disclosures.
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
The following table further disaggregates our revenue by geographic area for the three and six months ended March 27, 2026 and March 28, 2025 (in thousands):

	Three Months Ended		Six Months Ended
	March 27, 2026	March 28, 2025	March 27, 2026	March 28, 2025
Revenues:
United States	$2,442,921	$1,796,118	$4,502,710	$3,608,903
Europe	800,001	697,619	1,588,194	1,410,251
Canada	58,861	55,178	119,992	114,150
Asia	35,736	35,404	68,421	68,773
India	37,134	44,512	70,880	81,447
Australia and New Zealand	166,193	130,503	325,987	270,512
Middle East and Africa	154,035	151,081	311,978	289,335
Total	$3,694,881	$2,910,415	$6,988,162	$5,843,371
Contract Liabilities
Contract liabilities represent amounts billed to clients in excess of revenue recognized to date. Revenue recognized for the three and six months ended March 27, 2026 that was previously included in the contract liability balance on September 26, 2025 was $169.6 million and $618.4 million, respectively. Revenue recognized for the three and six months ended March 28, 2025 that was included in the contract liability balance on September 27, 2024 was $172.2 million and $583.0 million, respectively.

JACOBS SOLUTIONS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

Remaining Performance Obligations
The Company’s remaining performance obligations as of March 27, 2026 represent a measure of the total dollar value of work to be performed on contracts awarded and in progress. The Company had approximately $19.0 billion in remaining performance obligations as of March 27, 2026. The Company expects to recognize approximately 47% of its remaining performance obligations into revenue within the next twelve months and the remaining 53% thereafter. The majority of the remaining performance obligations after the first twelve months are expected to be recognized over a four-year period.
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
In connection with the PA Consulting Transaction, the Company issued 2,043,537 shares of Company Common Stock. See Note 15- PA Consulting Redeemable Noncontrolling Interests for more discussion on the transaction.

JACOBS SOLUTIONS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

The following table reconciles the numerator and denominator used to compute basic EPS to the numerator and denominator used to compute diluted EPS for the three and six months ended March 27, 2026 and March 28, 2025 (in thousands):

	Three Months Ended		Six Months Ended
	March 27, 2026	March 28, 2025	March 27, 2026	March 28, 2025
Numerator for Basic and Diluted EPS:
Net (Loss) Earnings Attributable to Jacobs from Continuing Operations	$(42,993)	$11,162	$81,961	$(5,966)
Redeemable Noncontrolling interests redemption value adjustment (See Note 15- PA Consulting Redeemable Noncontrolling Interests)	5,792	1,244	13,480	5,812
Net (Loss) Earnings from continuing operations allocated to common stock for EPS calculation	$(37,201)	$12,406	$95,441	$(154)

Net (Loss) from discontinued operations allocated to common stock for EPS calculation	$(2,890)	$(5,550)	$(2,336)	$(6,551)

Net (Loss) Earnings allocated to common stock for EPS calculation	$(40,091)	$6,856	$93,105	$(6,705)

Denominator for Basic and Diluted EPS:

Shares used for calculating basic EPS attributable to common stock	117,261	122,257	117,928	123,156

Effect of dilutive securities:
Stock compensation plans (1)	—	367	352	—

Shares used for calculating diluted EPS attributable to common stock	117,261	122,624	118,280	123,156

Net Earnings Per Share:
Basic Net (Loss) Earnings from Continuing Operations Per Share	$(0.32)	$0.10	$0.81	$—
Basic Net (Loss) from Discontinuing Operations Per Share	$(0.02)	$(0.05)	$(0.02)	$(0.05)
Basic (Loss) Earnings Per Share	$(0.34)	$0.06	$0.79	$(0.05)
Diluted Net (Loss) Earnings from Continuing Operations Per Share	$(0.32)	$0.10	$0.81	$—
Diluted Net (Loss) from Discontinuing Operations Per Share	$(0.02)	$(0.05)	$(0.02)	$(0.05)
Diluted (Loss) Earnings Per Share	$(0.34)	$0.06	$0.79	$(0.05)

Note: Per share amounts may not add due to rounding.
(1) For the three months ended March 27, 2026 and the six months ended March 28, 2025, because net (loss) earnings from continuing operations was a loss, the effect of antidilutive securities of 292 and 472, respectively, was excluded from the denominator in calculating diluted EPS.

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
On January 30, 2025, the Company's Board of Directors authorized an incremental share repurchase program of up to $1.5 billion of the Company's common stock, to expire on January 30, 2028 (the "2025 Repurchase Authorization"). At March 27, 2026, the Company had $746.4 million remaining under the 2025 Repurchase Authorization.

The following table summarizes repurchase activity for fiscal 2026 under the 2025 Repurchase Authorization through the second fiscal quarter of 2026:

Amount Authorized (2025 Repurchase Authorization)	Average Price Per Share (1)	Total Shares Repurchased and Retired
$1,500,000,000	$139.21	3,389,433
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

Cash Dividends
On April 30, 2026, the Company’s Board of Directors declared a quarterly dividend of $0.36 per share of the Company’s common stock to be paid on June 19, 2026, to shareholders of record on the close of business on May 22, 2026. Future dividend declarations are subject to review and approval by the Company’s Board of Directors. Dividends paid through the second fiscal quarter of 2026 and the preceding fiscal year are as follows:

Declaration Date	Record Date	Payment Date	Cash Amount (per share)
January 29, 2026	February 20, 2026	March 20, 2026	$0.36
November 18, 2025	December 2, 2025	December 19, 2025	$0.32
July 31, 2025	August 22, 2025	September 19, 2025	$0.32
April 30, 2025	May 23, 2025	June 20, 2025	$0.32
January 30, 2025	February 21, 2025	March 21, 2025	$0.32
September 26, 2024	October 25, 2024	November 22, 2024	$0.29

JACOBS SOLUTIONS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

7.    Goodwill and Intangibles
The carrying value of goodwill appearing in the accompanying Consolidated Balance Sheets at March 27, 2026 and September 26, 2025 was as follows (in thousands):

	Infrastructure & Advanced Facilities	PA Consulting	Total
Balance September 26, 2025	$3,351,490	$1,429,328	$4,780,818
Foreign currency translation adjustments and other	(2,978)	(14,578)	(17,556)
Balance March 27, 2026	$3,348,512	$1,414,750	$4,763,262
The following table provides certain information related to the Company’s acquired intangibles in the accompanying Consolidated Balance Sheets at March 27, 2026 and September 26, 2025 (in thousands):

	Customer Relationships, Contracts and Backlog	Developed Technology	Trade Names	Total
Balance September 26, 2025	$521,275	$19,524	$176,871	$717,670
Amortization	(59,186)	(5,373)	(7,500)	(72,059)
Foreign currency translation adjustments and other	(3,916)	(6)	(1,675)	(5,597)
Balance March 27, 2026	$458,173	$14,145	$167,696	$640,014
The following table presents estimated amortization expense of intangible assets for the remainder of fiscal 2026 and for the succeeding years.

Fiscal Year	(in millions)
2026	$66.5
2027	108.1
2028	97.7
2029	97.7
2030	75.6
2031	56.4
Thereafter	138.0
Total	$640.0

JACOBS SOLUTIONS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

8.    Receivables and Contract Assets
The following table presents the components of receivables and contract assets appearing in the accompanying Consolidated Balance Sheets at March 27, 2026 and September 26, 2025, as well as certain other related information (in thousands):

	March 27, 2026	September 26, 2025
Components of receivables and contract assets:
Amounts billed, net	$1,592,906	$1,386,253
Unbilled receivables and other	1,407,460	1,115,286
Contract assets	555,235	487,528
Total receivables and contract assets, net	$3,555,601	$2,989,067
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
9.     Accumulated Other Comprehensive Income (Loss)
The following table presents the Company's roll forward of accumulated other comprehensive loss after-tax as of March 27, 2026 (in thousands):

	Change in Net Pension Obligation	Foreign Currency Translation Adjustments	Gain/(Loss) on Cash Flow Hedges (1)	Total
Balance at September 26, 2025	$(372,910)	$(373,969)	$36,469	$(710,410)
Other comprehensive income (loss)	9,807	(14,411)	1,791	(2,813)
Reclassifications from accumulated other comprehensive loss	1,048	—	(3,508)	(2,460)
Balance at March 27, 2026	$(362,055)	$(388,380)	$34,752	$(715,683)

(1) Included in the Company’s cumulative net unrealized gains from interest rate and cross currency swaps recorded in accumulated other comprehensive loss as of March 27, 2026 were approximately $6.5 million in unrealized gains, net of taxes, which are expected to be realized in earnings during the twelve months subsequent to March 27, 2026.

JACOBS SOLUTIONS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

10.    Income Taxes

The Company’s effective tax rates from continuing operations for the three months ended March 27, 2026 and March 28, 2025 were 34.5% and 90.6%, respectively. Significant items contributing to differences between the statutory U.S. federal corporate tax rate of 21.0% and the Company's effective tax rate for the three-month period ended March 27, 2026 included $13.0 million related to non-deductible incentive compensation associated with the Company's PA Consulting investment and $3.0 million of U.S. state income taxes. These items are expected to have a continuing impact on the Company's effective tax rate for the remainder of the fiscal year.

The most significant items contributing to the difference between the statutory U.S. federal corporate tax rate of 21.0% and the Company's effective tax rate of 90.6% for the three-month period ended March 28, 2025 were related to $33.1 million in unfavorable tax impacts associated with the non-deductibility of losses from the Company's former investment in Amentum stock, as well as U.S. state income tax expense of $4.0 million and U.S. tax on foreign earnings of $4.5 million.

The Company’s effective tax rates from continuing operations for the six months ended March 27, 2026 and March 28, 2025 were 37.1% and 98.9%, respectively. Significant items contributing to the difference between the statutory U.S. federal corporate tax rate of 21.0% and the Company's effective tax rate for the six-month period ended March 27, 2026 included unfavorable tax impacts of $7.5 million related to non-deductible incentive compensation associated with the Company's PA Consulting investment, as mentioned above, as well as $3.4 million related to other non-deductible expenses arising from the PA Consulting Transaction on March 20, 2026. These items are expected to have a continuing impact on the Company's effective tax rate for the remainder of the fiscal year.

The most significant item contributing to the difference between the statutory U.S. federal corporate tax rate of 21.0% and the Company's effective tax rate of 98.9% for the six-month period ended March 28, 2025 were related to $70.1 million in unfavorable tax impacts associated with the non-deductibility of losses from the Company's former investment in Amentum stock, as well as U.S. state income tax expense of $9.4 million and U.S. tax on foreign earnings of $9.4 million.

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
11.    Joint Ventures, VIEs and Other Investments
For the Company's consolidated variable interest entities ("VIE") joint ventures, the carrying value of assets and liabilities was $119.7 million and $132.9 million, respectively, as of March 27, 2026 and $163.4 million and $144.7 million, respectively, as of September 26, 2025. There are no consolidated VIEs that have debt or credit facilities.
For the Company's proportionate consolidated VIEs, the carrying value of assets and liabilities was $159.3 million and $147.2 million, respectively, as of March 27, 2026, and $143.9 million and $131.9 million, respectively, as of September 26, 2025.

JACOBS SOLUTIONS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

The carrying values of our investments in equity method joint ventures in the Consolidated Balance Sheets (reported in Other Noncurrent Assets: Miscellaneous) as of March 27, 2026 and September 26, 2025 were $38.4 million and $36.3 million, respectively. Additionally, net income (loss) from equity method joint ventures (reported in Revenue) was $2.6 million and $(0.2) million, respectively, during the three months ended March 27, 2026 and March 28, 2025, with $6.8 million and $3.5 million respectively, for the corresponding six month periods. As of March 27, 2026, the Company's equity method investment carrying values do not include material amounts exceeding their share of the respective joint ventures' reported net assets.
Accounts receivable from unconsolidated joint ventures accounted for under the equity method was $15.6 million and $13.6 million as of March 27, 2026 and September 26, 2025, respectively.
12.    Borrowings
At March 27, 2026 and September 26, 2025, long-term debt consisted of the following (principal amounts in thousands):

	Interest Rate	Maturity	March 27, 2026	September 26, 2025
JSI Revolving Credit Facility	Benchmark + applicable margin (1)	March 2031	$505,000	$—
2026 Term Loan Facility - Three-year	Benchmark + applicable margin (2)	March 2029	700,000	—
2026 Term Loan Facility - Five-year	Benchmark + applicable margin (3)	March 2031	500,000	—
Revolving Credit Facility	Benchmark + applicable margin (4)	February 2028	—	395,000
2025 Term Loan Facility - USD Portion	Benchmark + applicable margin (5)	March 2027	—	200,000
2025 Term Loan Facility - GBP Portion	Benchmark + applicable margin (5)	March 2027	—	550,261
Fixed-rate:
5.9% Bonds, due 2033	5.9% (6)	March 2033	500,000	500,000
6.35% Bonds, due 2028	6.35%	August 2028	600,000	600,000
5.375% Bonds, due 2036	5.375%	March 2036	500,000	—
4.75% Bonds, due 2031	4.75%	March 2031	800,000	—

Less: Deferred Financing Fees			(20,780)	(8,805)
Total Long-term debt, net			$4,084,220	$2,236,456
(1)The U.S. dollar denominated borrowings under the JSI Revolving Credit Facility (as defined below) bear interest at either a SOFR rate plus a margin of between 0.875% and 1.625% or a base rate plus a margin of between 0% and 0.625% depending on the Company’s Consolidated Leverage Ratio or Debt Rating (each as defined in the JSI Revolving Credit Facility). The applicable SOFR rate, including applicable margins at March 27, 2026 was approximately 4.90%.
(2)The borrowings under the 2026 Term Loan Facility - three-year bear interest at either a SOFR rate plus a margin of between 0.750% and 1.500% or a base rate plus a margin of between 0% and 0.500% depending on the Company’s Consolidated Leverage Ratio or Debt Rating. The applicable SOFR rate including applicable margins for borrowings denominated in U.S. dollars at March 27, 2026 was approximately 4.80%.
(3)The borrowings under the 2026 Term Loan Facility- five-year bear interest at either a SOFR rate plus a margin of between 0.875% and 1.625% or a base rate plus a margin of between 0% and 0.625% depending on the Company’s Consolidated Leverage Ratio or Debt Rating. The applicable SOFR rate including applicable margins for borrowings denominated in U.S. dollars at March 27, 2026 was approximately 4.93%.
(4)The U.S. dollar denominated borrowings under the Revolving Credit Facility bore interest at either a SOFR rate plus a margin of between 0.975% and 1.725% or a base rate plus a margin of between 0% and 0.625% depending on the Company’s Consolidated Leverage Ratio or Debt Rating (each as defined in the Revolving Credit Facility (defined below)). The interest rate under the Revolving Credit Agreement also incorporated a modest sustainability-linked pricing adjustment, which resulted in a favorable interest rate adjustment to the Company in February 2025. The applicable SOFR rate, including applicable margins, at September 26, 2025 was approximately 5.37%. Borrowings denominated in British pounds bore interest at an adjusted SONIA rate plus a margin of between 0.908% and 1.658%. There were no amounts drawn in British pounds as of September 26, 2025.

JACOBS SOLUTIONS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

(5)Borrowings under the 2025 Term Loan Facility bore interest at either a SONIA rate or term SOFR rate plus a margin of between 0.975% and 1.60% or a base rate plus a margin of between 0% and 0.50% depending on the Company’s Consolidated Leverage Ratio or Debt Rating. The applicable SOFR and SONIA rates, including applicable margins, at September 26, 2025 were approximately 5.42% for borrowings denominated in U.S. dollars and 4.97% for borrowings denominated in British pounds.
(6)The interest rate payable on the 5.90% Bonds (as defined below) may be increased by an additional 12.5 basis points on each of September 1, 2028 and September 1, 2030, based on whether or not the Company achieves the key performance indicators set forth in the First Supplemental Indenture (as defined below). Each key performance indicator is independent of the other. Therefore, we may achieve one, both, or neither.
We believe the carrying values of the JSI Revolving Credit Facility and the 2026 Term Loan Facility (as defined below) approximates fair value based on the interest rates and scheduled maturities applicable to the outstanding borrowings.
The following table presents the estimated fair value of each outstanding bond based on Level 2 inputs as of March 27, 2026 (in thousands):

Bond	Estimated Fair Value
5.9% Bonds, due 2033	$515,945
6.35% Bonds, due 2028	$621,456
5.375% Bonds, due 2036	$483,835
4.75% Bonds, due 2031	$787,216
Revolving Credit Facility and Term Loans
The Company and certain of its subsidiaries maintained an unsecured revolving credit facility (the “Revolving Credit Facility”) established under a third amended and restated credit agreement, dated February 6, 2023 (the "Revolving Credit Agreement"), among Jacobs and certain of its subsidiaries as borrowers and a syndicate of U.S. and international banks and financial institutions. Amounts up to $2.25 billion in credit extensions under the Revolving Credit Facility could be funded in U.S. dollars, British Sterling, Euros, Canadian dollars, Australian dollars, Swedish Krona, Singapore dollars and other agreed upon alternative currencies. The Revolving Credit Agreement also provided for a letter of credit sub facility of $400.0 million, and provided for a $100.0 million sub facility for swing line loans. Letters of credit were subject to fees based on the Company’s Consolidated Leverage Ratio or Debt Rating, whichever was more favorable to the Company. The Company is a guarantor of the obligations of JEGI and its subsidiaries under the Revolving Credit Agreement. The maturity date of the Revolving Credit Facility was February 6, 2028. However, on March 16, 2026 the Revolving Credit Facility was repaid and the JSI Revolving Credit Facility, a new revolving credit facility, was established (see below).
On March 16, 2026, the Company, JEGI, and certain subsidiaries of the Company, entered into a $1.5 billion long-term unsecured, revolving credit facility (the “JSI Revolving Credit Facility”) with a syndicate of U.S. and international banks and financial institutions. The JSI Revolving Credit Facility permits the Company to borrow in U.S. dollars, British Sterling, Euros, Canadian dollars, Australian dollars, Swedish Krona, Singapore dollars and other agreed upon alternative currencies. The Revolving Credit Agreement also provides for a letter of credit sub facility of $400.0 million, and provides for a $100.0 million sub facility for swing line loans, which are a part of, and not in addition to the overall aggregate borrowing limit. Letters of credit are subject to fees based on the Company’s Consolidated Leverage Ratio or Debt Rating, whichever is more favorable to the Company. The maturity date of the JSI Revolving Credit Facility is March 14, 2031.
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

JACOBS SOLUTIONS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

On March 27, 2025, the Company, as guarantor, and JEGI, as borrower, entered into a term loan agreement (the “2025 Term Loan Facility”) with Bank of America, N.A., as administrative agent and sole lead arranger, and the lenders party thereto. Under the 2025 Term Loan Facility, JEGI borrowed a $200.0 million term loan and £410.0 million term loan for a term of two-years from the date of initial funding, maturing on March 26, 2027. The proceeds from the 2025 Term Loan Facility were used to repay the remaining outstanding 2021 Term Loan Facility principal equal to $120.0 million and £410.2 million, or $531.6 million, with the remaining proceeds used for general corporate purposes. On March 3, 2026, the Company repaid the outstanding obligations under the 2025 Term Loan Facility using proceeds from the offering and issuance of the 4.75% Bonds and 5.375% Bonds.
On March 16, 2026, the Company, as borrower, and JEGI, as guarantor, entered into a unsecured term loan agreement (the “2026 Term Loan Facility”) with a syndicate of financial institutions as lenders. Under the 2026 Term Loan Facility, the Company borrowed a $700.0 million term loan for a term of three-years from the date of initial funding, maturing on March 16, 2029 and $500.0 million term loan for a term of five-years from the date of initial funding, maturing on March 14, 2031. The proceeds from the 2026 Term Loan Facility proceeds were used to fund the cash portion of the PA Consulting Transaction.
We were in compliance with the covenants under the JSI Revolving Credit Facility and 2026 Term Loan Facility at March 27, 2026.
5.90% Bonds, due 2033
On February 16, 2023, JEGI completed an offering of $500.0 million aggregate principal amount of 5.90% Bonds due 2033 (the “5.90% Bonds”). The 5.90% Bonds are fully and unconditionally guaranteed by the Company (the “5.90% Bonds Guarantee”). The 5.90% Bonds and the 5.90% Bonds Guarantee were offered pursuant to a prospectus supplement, dated February 13, 2023, to the prospectus dated February 6, 2023, that forms a part of the Company's and JEGI’s automatic shelf registration statement on Form S-3ASR previously filed with the SEC, and were issued pursuant to an indenture (the "Indenture"), dated as of February 16, 2023, between JEGI, as issuer, the Company, as guarantor, and U.S. Bank Trust Company, National Association, as trustee (the "Trustee"), as amended and supplemented by the First Supplemental Indenture, dated as of February 16, 2023 (the “First Supplemental Indenture”). Interest on the 5.90% Bonds is payable semi-annually in arrears on each March 1 and September 1, until maturity. The 5.90% Bonds bear interest at 5.90% per annum, subject to adjustments as discussed in note (6) to the table above.
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
4.75% Bonds, due 2031 and 5.375% Bonds, due 2036
On March 3, 2026, the Company completed an offering of $800.0 million aggregate principal amount of 4.75% Bonds due 2031 (the "4.75% Bonds") and $500.0 million aggregate principal amount of 5.375% Bonds due 2036 (the "5.375% Bonds"). The 4.75% Bonds and 5.375% Bonds are fully and unconditionally guaranteed by JEGI (the “Guarantees”). The 4.75% Bonds and 5.375% Bonds, and the Guarantees were offered pursuant to a prospectus supplement, dated February 24, 2026, to the prospectus dated February 2, 2026, that forms a part of the Company and the JEGI's automatic shelf registration statement on Form S-3ASR previously filed with the SEC, and were issued pursuant to the Indenture, as amended and supplemented by the Third Supplemental Indenture, dated March 3, 2026 (the “Third Supplemental Indenture”). Interest on the 4.75% Bonds and 5.375% Bonds is payable semi-annually in areas on March 3 and September 3 of each year, commencing on September 3, 2026, until maturity. The 4.75% Bonds bear interest at the rate of 4.75% per annum and will mature on March 3, 2031. The 5.375% Bonds bear interest at the rate of 5.375% per annum and will mature on March 3, 2036.
Prior to February 3, 2031 for the 4.75% Bonds (one month prior to the maturity date of the 4.75% Bonds) and December 3, 2035 for the 5.375% Bonds (three months prior to the maturity date of the 5.375% Bonds) (each such date, a "Par Call Date”), the Company may redeem the 4.75% Bonds and 5.375% Bonds at its option, in whole or in part, at any time and from time to time, at the applicable redemption price calculated by the Company (expressed as a percentage of principal amount and rounded to three decimal places) equal to the greater of: (1) (a) the sum of the present values of the remaining scheduled payments of principal and interest on the 4.75% Bonds and 5.375% Bonds being redeemed, assuming that such 4.75% Bonds and 5.375% Bonds matured on the Par Call Date, discounted to the redemption date on a semiannual basis (assuming a 360-day year of twelve 30-day months), at the Treasury Rate (as defined in the Third Supplemental Indenture) plus 20 basis points for the 4.75% Bonds and 25 basis points for the 5.375% Bonds, less (b) interest accrued to the redemption date, and (2) 100% of the principal amount of such 4.75% Bonds and 5.375% Bonds to be redeemed, plus, in either case, accrued and unpaid interest on the 4.75% Bonds and 5.375% Bonds, if any, to, but excluding, the redemption date. At any time and from time to time on or after the applicable Par Call Date, the Company may redeem the 4.75% Bonds and 5.375% Bonds, at its option, in whole or in part, at a redemption price equal to 100% of the principal amount of the 4.75% Bonds and 5.375% Bonds to be redeemed, plus accrued and unpaid interest, if any, to, but excluding, the redemption date.
Other arrangements
The Company holds an interest rate derivative contract to swap a portion of our variable rate debt to fixed rate debt. See Note 17- Commitments and Contingencies and Derivative Financial Instruments for discussion regarding the Company's derivative instruments.
The Company issued $0.3 million in letters of credit under the JSI Revolving Credit Facility, leaving $994.7 million of available borrowing capacity under the JSI Revolving Credit Facility at March 27, 2026. In addition, the Company had issued $253.1 million under various separate, committed and uncommitted letter-of-credit facilities for total issued letters of credit of $253.4 million at March 27, 2026.

JACOBS SOLUTIONS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

13.    Pension and Other Postretirement Benefit Plans
The following table presents the components of net periodic pension benefit expense recognized in earnings during the three and six months ended March 27, 2026 and March 28, 2025 (in thousands):

	Three Months Ended		Six Months Ended
	March 27, 2026	March 28, 2025	March 27, 2026	March 28, 2025
Component:
Service cost	$2,831	$2,496	$5,668	$4,995
Interest cost	21,932	20,684	43,812	41,086
Expected return on plan assets	(27,594)	(25,041)	(55,117)	(49,728)
Amortization of previously unrecognized items	3,388	3,045	6,768	6,047
Settlement	1,398	—	1,398	—
Total net periodic pension benefit expense recognized	$1,955	$1,184	$2,529	$2,400
The service cost component of net periodic pension benefit is presented in the same line item as other compensation costs (Direct cost of contracts and Selling, general and administrative expenses) and the other components of net periodic pension expense are presented in Miscellaneous expense on the Consolidated Statements of Earnings.
The following table presents certain information regarding the Company’s cash contributions to our pension plans for fiscal 2026 (in thousands):

Cash contributions made during the first six months of fiscal 2026	$7,476
Cash contributions projected for the remainder of fiscal 2026	6,374
Total	$13,850

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
Summarized Financial Information of Discontinued Operations
    The following table represents earnings from discontinued operations, net of tax (in thousands):

	Three Months Ended		Six Months Ended
	March 27, 2026	March 28, 2025	March 27, 2026	March 28, 2025
Revenues	$—	$(67)	$—	$(3)
Direct cost of contracts	—	58	—	(3)
Gross (loss) profit	—	(9)	—	(6)
Selling, general and administrative expense	(345)	(5,683)	142	(7,031)
Operating (Loss) Profit	(345)	(5,692)	142	(7,037)
Other expense, net (1)	(2,641)	—	(2,641)	—
(Loss) Earnings Before Taxes from Discontinued Operations	(2,986)	(5,692)	(2,499)	(7,037)
Income Tax Benefit (Expense)	88	132	155	475
Net (Loss) Earnings of the Group from Discontinued Operations	(2,898)	(5,560)	(2,344)	(6,562)
Net Earnings Attributable to Noncontrolling Interests from Discontinued Operations	—	—	—	—
Net (Loss) Earnings Attributable to Jacobs from Discontinued Operations	$(2,898)	$(5,560)	$(2,344)	$(6,562)
(1)Other expense, net for the three and six months ended March 27, 2026 was unfavorably impacted by $2.6 million related to foreign currency translation from an indemnity reserve in respect of an ongoing non-U.S. tax matter related to an entity that was part of the separated SpinCo Business.
For the three and six months ended March 27, 2026, discontinued operations used $32.7 million of net cash flows from operating activities in connection with a previously recorded accrued liability, and there were no related investing or financing cash flows. No notable components of net cash flows from discontinued operations were included in our Consolidated Statements of Cash Flows for the three and six months ended March 28, 2025.
No assets and liabilities remained held for spin as of March 27, 2026 and September 26, 2025 balance sheet dates.
Investment in Amentum Stock
As a result of the Separation Transaction on September 27, 2024, Jacobs held approximately 29.2 million of the outstanding shares of Amentum common stock initially recorded on a net book value basis under spin-off accounting rules.

JACOBS SOLUTIONS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

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
The Company reported $109.5 million and $254.7 million in fair value mark-to-market losses and other related charges associated with the former investment in Amentum shares for the three and six months ended March 28, 2025, respectively, which were included in Miscellaneous expense as reported in Other Income (Expense) in the Company’s Consolidated Statement of Earnings.
Transition Services Agreement
Upon closing of the Separation Transaction, the Company entered into a Transition Services Agreement (the "TSA") with Amentum pursuant to which the Company, on an interim basis, will provide various services to Amentum including corporate, information technology, and project services. The initial term of the TSA began immediately following the closing of the transaction on September 27, 2024. As of September 26, 2025, the TSA was substantially exited with certain agreed upon extensions which were completed as of December 26, 2025. Pursuant to the terms of the TSA, the Company received payments for the interim services. From inception of the TSA agreement, the Company recognized costs recorded in SG&A expense incurred to perform the TSA, offset by $10.3 million in TSA related income for such services that is reported in Miscellaneous expense for the three months ended March 28, 2025, with $0.1 million and $21.7 million respectively, for the six month periods ended March 27, 2026 and March 28, 2025.
Sale of Energy, Chemicals and Resources ("ECR") Business
On April 26, 2019, Jacobs completed the sale of its Energy, Chemicals and Resources ("ECR") business to Worley Limited, a company incorporated in Australia ("Worley"), for a purchase price of $3.4 billion consisting of (i) $2.8 billion in cash plus (ii) $58.2 million ordinary shares of Worley, subject to adjustments for changes in working capital and certain other items. For the three and six month periods ended March 28, 2025, there were no amounts reported in Net Loss Attributable to Jacobs from Discontinued Operations on the Consolidated Statement of Earnings related to ECR, with no significant activities during the fiscal 2026 periods presented.
15.    PA Consulting Redeemable Noncontrolling Interests

JACOBS SOLUTIONS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

In connection with the Company's strategic investment in PA Consulting on March 2, 2021, the Company recorded redeemable noncontrolling interests, including subsequent purchase accounting adjustments, representing the noncontrolling interest holders' equity interests in the form of preferred and common shares of PA Consulting, with substantially all of the value associated with these interests allocable to the preferred shares. Since the March 2, 2021 investment date, PA Consulting has been accounted for as a consolidated subsidiary and as a separate operating segment of the Company.
On January 2, 2026, Jacobs entered into the Implementation Deed with PA Consulting. Pursuant to the Implementation Deed and certain related agreements, and in accordance with the terms and conditions thereof, on March 20, 2026, Jacobs completed the transaction to acquire from shareholders of PA Consulting all of the remaining issued share capital of PA Consulting ("PA Shares") owned by the PA Consulting shareholders (excluding shares already held by Jacobs and its affiliates). The Company acquired the PA Shares for an aggregate initial consideration of approximately £1.21 billion which was paid through a combination of approximately £997.6 million in cash (net of certain PA Consulting shareholder expenses) and 2,043,537 newly issued shares of Jacobs' common stock, par value $1.00 per share (“Company Common Stock”). Also, on March 20, 2028, the Company will pay an additional £75 million in consideration with shares of Company Common Stock, cash or a combination thereof (as determined by the Company in its sole discretion), with accruals associated with this additional consideration reflected in Other deferred liabilities on the Consolidated Balance Sheet as of March 27, 2026. The transactions described in this paragraph, are collectively referred to as the “PA Consulting Transaction”. As a result of the PA Consulting Transaction, the Company no longer carries Redeemable Noncontrolling Interests on the Jacobs Consolidated Financial Statements. See Note 12- Borrowings for discussion on the financing for the transaction.
All of the shares of Company Common Stock issued for the initial consideration in connection with the PA Consulting Transaction (2,043,537 shares of Company Common Stock) are subject to a contractual lockup period that restricts any sale, assignment, pledge, or other transfer of those shares until March 20, 2027. The locked-up shares have the same voting, dividend, and other rights as Jacobs’ other outstanding common shares. The lockup restriction affects only the sale, assignment, pledge or other transfer of those shares and will expire by its terms on March 20, 2027, at which time such transfer restriction will lapse. As of March 27, 2026, 2,043,537 shares remain subject to the lockup.
Also, in connection with the PA Consulting Transaction, approximately $113.5 million of initial consideration was paid on March 20, 2026 in cash for PA Consulting shares held to the PA Consulting employee benefit trust (the "PA Consulting EBT" - a consolidated entity of Jacobs), with these cash amounts reported as restricted cash in Prepaid expenses and other on the Consolidated Balance Sheets as of March 27, 2026. Further, upon the recommendation of the PA Consulting shareholder representatives, this restricted cash is anticipated to be distributed by the trustees of the PA Consulting EBT to PA Consulting employees that were employed by PA Consulting as of the March 20, 2026 transaction completion date, with the majority of this distribution expected to take place in the third quarter of fiscal year 2026 (also see the Restricted Cash section of this footnote below for more information). Based on the terms of the agreements, this amount represents compensation expense incurred related to the transaction with associated charges reflected in Selling, general and administrative expense on the accompanying Consolidated Statements of Earnings and related accruals reported in Accrued liabilities on the Consolidated Balance Sheets as of March 27, 2026. In addition, approximately $10.4 million of the deferred consideration discussed above is also payable to the PA Consulting EBT, which will be distributed to PA Consulting employees on March 20, 2028. Similar to the terms and conditions described above, this amount represents compensation expense incurred as of the transaction date and is also reflected in Selling, general and administrative expense on the accompanying Consolidated Statements of Earnings and in Other deferred liabilities on the Consolidated Balance Sheets as of and for the period ended March 27, 2026.
Other transaction costs associated with the PA Consulting Transaction of $36.0 million is reflected within Retained earnings and presented in the Consolidated Statements of Stockholders' Equity for the six months ended March 27, 2026.
Prior to the PA Consulting Transaction, during the first half of fiscal 2026 and 2025, PA Consulting repurchased certain shares of the redeemable noncontrolling interest holders for $0.4 million and $4.1 million respectively, in cash. The difference between the cash purchase prices and the recorded book values of these repurchased and issued interests was recorded in the Company’s consolidated retained earnings. The Company held approximately 71% of the outstanding ownership of PA Consulting prior to the PA Consulting Transaction completion date and as of September 26, 2025.

JACOBS SOLUTIONS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

During the first half of fiscal 2026 and 2025, there were adjustments of $0.11 and $0.05, respectively, to consolidated earnings per share resulting from adjustments to the redeemable noncontrolling interests to reflect the excess of redemption values over fair values of the B common shares component of the redeemable noncontrolling interests. The redemption value adjustments associated with redeemable noncontrolling interests preference share repurchase and reissuance activities that were recorded had an immaterial impact to earnings per share for the six months ended March 27, 2026 and March 28, 2025. As a result of the PA Consulting Transaction, these shares were redeemed at fair value therefore there was no cumulative impact to EPS. The changes above had no impact on the Company’s overall results of operations, financial position or cash flows. See Note 6- Earnings Per Share and Certain Related Information for more information.
Changes in the redeemable noncontrolling interests during the six months ended March 27, 2026 are as follows (in thousands):

Balance at September 26, 2025	$1,018,694
Accrued Preferred Dividend to Preference Shareholders	42,290
Attribution of Preferred Dividend to Common Shareholders	(42,290)
Net loss attributable to redeemable noncontrolling interests to Common Shareholders	(25,943)
Redeemable Noncontrolling interests redemption value adjustment	129,413
Repurchase of redeemable noncontrolling interests	(622)
Cumulative translation adjustments and other	(2,125)
Redemption of redeemable noncontrolling interests relating to the PA Consulting Transaction	(1,119,417)
Balance at March 27, 2026	$—
In addition, certain employees and non-employees of PA Consulting were eligible to receive equity-based incentive grants since the March 2, 2021 original investment date. Under the terms of the applicable agreements, these grants reached vested status on a tranche basis of approximately 40% through July 2025, and the remaining 60% vested on March 20, 2026 upon completion of the PA Consulting Transaction. The previously recorded accrued liabilities in connection with the vested grants under these agreements (reported in Other deferred liabilities on our Consolidated Balance Sheets at fair value) were settled with transaction proceeds in connection with the PA Consulting Transaction on March 20, 2026. No remaining unrecognized compensation costs are expected to be incurred in connection with these agreements in the future. As of September 26, 2025, the liabilities for the vested grants associated with these equity-based incentive agreements were reported at fair value in the amount of $103.8 million and reflected in Other deferred liabilities in our Consolidated Balance Sheets. Further, during the six months ended March 27, 2026 and March 28, 2025, the Company has recorded $237.5 million and $13.9 million, respectively, in expenses associated with these agreements, which were reflected in Selling, general and administrative expenses in the Consolidated Statements of Earnings.
Restricted Cash
The Company's Consolidated Balance Sheets include restricted cash amounts of $116.5 million and $1.4 million at March 27, 2026 and September 26, 2025, respectively, in PA Consulting subsidiaries that is restricted from general use and is reflected in Prepaid expenses and other, with the increase due primarily to the PA Consulting Transaction as described above.

JACOBS SOLUTIONS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

16.    Restructuring and Other Charges
During fiscal 2023, the Company implemented restructuring and separation initiatives relating to the Separation Transaction (see Note 14- Discontinued Operations for additional information) which continued through fiscal years 2024 and 2025; Jacobs has substantially completed the restructuring program for the Separation Transaction at the end of calendar year 2025. Restructuring initiatives were also implemented during fiscal 2023 relating to our PA Consulting business, which are substantially completed. During fiscal 2026, the Company implemented integration initiatives relating to the PA Consulting Transaction (see Note 15- PA Consulting Redeemable Noncontrolling Interests for additional information). While restructuring activities for these programs are comprised mainly of employee termination costs, the separation and integration activities are primarily related to the engagement of outside services, dedicated internal personnel and other related costs dedicated to those transactions.
Collectively, the above-mentioned restructuring activities are referred to as “Restructuring and other charges.”
The following table summarizes the impacts of the Restructuring and other charges by operating segment for the three and six months ended March 27, 2026 and March 28, 2025 (in thousands):

	Three Months Ended		Six Months Ended
	March 27, 2026	March 28, 2025	March 27, 2026	March 28, 2025
Infrastructure & Advanced Facilities	$7,649	$10,168	$9,890	$25,144
PA Consulting	6,522	495	8,279	259
Total (1)	$14,171	$10,663	$18,169	$25,403

(1)The three and six months ended March 27, 2026 and March 28, 2025 included approximately $7.6 million and $9.9 million, respectively, and $10.2 million and $25.1 million, respectively, in restructuring and other charges relating to the Separation Transaction (primarily employee separation costs and professional services). The three and six months ended March 27, 2026 included approximately $6.5 million and $8.3 million in restructuring and other charges relating to the PA Consulting Transaction (primarily professional services and dedicated internal personnel), which were included in Operating (loss) profit in the Company's Consolidated Statement of Earnings (mainly in SG&A).
The activity in the Company’s accruals for Restructuring and other charges for the six months ended March 27, 2026 is as follows (in thousands):

Balance at September 26, 2025	$14,516
Net Charges	18,169
Payments and other	(21,070)
Balance at March 27, 2026	$11,615
The following table summarizes the Restructuring and other charges by major type of costs for the three and six months ended March 27, 2026 and March 28, 2025 (in thousands):

	Three Months Ended		Six Months Ended
	March 27, 2026	March 28, 2025	March 27, 2026	March 28, 2025
Voluntary and Involuntary Termination	$8,056	$4,503	$9,765	$4,888
Outside Services (1)	1,865	4,956	3,040	16,368
Other (2)	4,250	1,204	5,364	4,147
Total	$14,171	$10,663	$18,169	$25,403
(1)    Amounts in the three and six months ended March 27, 2026 are mainly comprised of $2.2 million and $2.5 million, respectively, relating to the PA Consulting Transaction. Amounts in the three and six months ended March 28, 2025 are comprised of professional services relating to the Separation Transaction.
(2)    Amounts in the three and six months ended March 27, 2026 are comprised mainly of charges relating to the PA Consulting Transaction. Amounts in the three and six months ended March 28, 2025 are comprised of charges relating to the Separation Transaction.

JACOBS SOLUTIONS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

Cumulative amounts incurred to date for restructuring and other programs that were active as of March 27, 2026 by each major type of cost are as follows (in thousands):

Voluntary and Involuntary Termination	$118,807
Outside Services	161,516
Other (1)	8,175
Total	$288,498
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
During fiscal 2022, the Company entered into two treasury lock agreements with a total notional value of $500.0 million to manage its interest rate exposure to the anticipated issuance of fixed rate debt before December 2023. On February 13, 2023, the Company settled these treasury lock agreements and issued the 5.90% Bonds in the aggregate principal amount of $500.0 million, which resulted in the receipt of cash and a pre-tax gain of $37.4 million, which is being amortized to interest expense and recognized over the term of the 5.90% Bonds. See Note 12- Borrowings for further discussion relating to the terms of the 5.90% Bonds. The unrealized net gain on these instruments was $19.5 million and $20.9 million, net of tax, and is included in Accumulated other comprehensive loss as of March 27, 2026 and September 26, 2025, respectively.
In fiscal 2020 we entered into interest rate swap agreements to manage the interest rate exposure on our variable rate loans. By entering into the swap agreements, the Company converted the variable rate based liabilities into fixed rate liabilities for a period of five to ten years. During the fiscal 2023 transition from LIBOR to SOFR, the terms of the swaps were amended accordingly and remained designated as cash-flow hedges in accordance with ASC 815, Derivatives and Hedging. As of March 27, 2026 and September 26, 2025, the Company has one ten-year outstanding instrument with a notional value of $200.0 million.
The fair value of the interest rate swap at March 27, 2026 and September 26, 2025 was $20.0 million and $20.5 million, respectively, included within miscellaneous other assets on the Consolidated Balance Sheet. The unrealized net gain on the interest rate swap as of March 27, 2026 and September 26, 2025 was $15.2 million and $15.6 million, respectively, net of tax, and was included in Accumulated other comprehensive loss.
Additionally, the Company held foreign exchange forward contracts in currencies that support our operations, including British Pound, Australian Dollar and other currencies, with notional values of $1.89 billion at March 27, 2026 and $491.9 million at September 26, 2025. The length of these contracts currently ranges from one to three months. The fair value of the foreign exchange contracts at March 27, 2026 was $2.8 million, of which $4.8 million is included within current assets and $(2.0) million is included within current liabilities on the Consolidated Balance Sheet as of March 27, 2026. The fair value of the contracts as of September 26, 2025 was $(0.3) million, of which $(2.3) million is included within current liabilities and $2.0 million is included within current assets on the Consolidated Balance Sheet as of September 26, 2025. Associated income statement impacts are included in Miscellaneous expense in the Consolidated Statements of Earnings for both periods.
In addition, on January 5, 2026, in connection with the PA Consulting Transaction, the Company entered into a foreign exchange forward contract with a notional value of $1.31 billion to manage its exposure to fluctuations in foreign currency exchange rates arising from its obligation to deliver the cash portion of the initial consideration payable in such transaction. On March 12, 2026 the company entered into an additional hedge with a notional value of $60.1 million to offset the original hedged amount. These were subsequently settled on March 18, 2026 and a combined loss of $(20.5) million was recorded in Miscellaneous expense in the Consolidated Statements of Earnings as of March 27, 2026.

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
Contractual Guarantees, Legal Proceedings, Claims, Investigations and Insurance
In the normal course of business, we make contractual commitments (some of which are supported by separate guarantees) and on occasion we are a party in a litigation or arbitration proceeding, such as the Consolidated JV Matter (see Note 18- Segment Information). The litigation or arbitration in which we are involved includes personal injury claims, professional liability claims and breach of contract claims. Where we provide a separate guarantee, it is strictly in support of the underlying contractual commitment. Guarantees take various forms including surety bonds required by law, or standby letters of credit ("LOC" and also referred to as “bank guarantees”) or corporate guarantees given to induce a party to enter into a contract with a subsidiary. Standby LOCs are also used as security for advance payments or in various other transactions. The guarantees have various expiration dates ranging from an arbitrary date to completion of our work (e.g., engineering only) to completion of the overall project. We record in the Consolidated Balance Sheets amounts representing our estimated liability relating to such guarantees, litigation and insurance claims. Guarantees are accounted for in accordance with ASC 460-10, Guarantees, at fair value at the inception of the guarantee.
At March 27, 2026 and September 26, 2025, the Company had issued and outstanding approximately $253.4 million and $217.0 million, respectively, in LOCs and $3.0 billion and $2.8 billion, respectively, in surety bonds. Of the outstanding LOC amount, $0.3 million has been issued under the JSI Revolving Credit Facility and $253.1 million are issued under separate, committed and uncommitted letter-of-credit facilities.
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
On January 2, 2026, Jacobs entered into the Implementation Deed with PA Consulting, pursuant to which (and certain related agreements) Jacobs UK Holdings Limited acquired from shareholders of PA Consulting, other than Jacobs and its affiliates, all of the remaining issued share capital of PA Consulting owned by such shareholders in the PA Consulting Transaction. The transaction was completed on March 20, 2026. Jacobs agreed to unconditionally and irrevocably guarantee, for the period between signing of and closing of the transaction, to the other parties the performance and observance by Jacobs UK Holdings Limited of all its obligations, commitments, undertakings and warranties under the Implementation Deed. For further information, refer to Note 15- PA Consulting Redeemable Noncontrolling Interests.
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

JACOBS SOLUTIONS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

The following tables present total revenues, direct cost of contracts, selling, general and administrative expenses and segment operating profit from continuing operations for each reportable segment (in thousands) and includes a reconciliation of segment operating profit to total U.S. GAAP operating profit by including certain corporate-level expenses, Restructuring and other charges (as defined in Note 16- Restructuring and Other Charges) and transaction and integration costs (in thousands) for the three and six months ended:

	For the three months ended			For the six months ended
	March 27, 2026			March 27, 2026
	Infrastructure & Advanced Facilities	PA Consulting	Total	Infrastructure & Advanced Facilities	PA Consulting	Total
Revenues from External Customers (1)	$3,336,307	$358,574	$3,694,881	$6,275,155	$713,007	$6,988,162
Direct cost of contracts (2)	(2,666,239)	(233,749)	(2,899,988)	(4,959,401)	(468,618)	(5,428,019)
Selling, general and administrative expenses (2)	(444,845)	(44,961)	(489,806)	(875,789)	(79,633)	(955,422)
Segment Operating Profit (1)	$225,223	$79,864	$305,087	$439,965	$164,756	$604,721
Restructuring, Transaction and Other Charges (3)			(352,200)			(381,277)
Amortization of Intangible Assets			(34,063)			(72,059)
Total U.S. GAAP Operating Profit			$(81,176)			$151,385
Total Other (Expense) Income, net (4)			(49,430)			(75,769)
Earnings from Continuing Operations Before Taxes			$(130,606)			$75,616

(1)
The three and six months ended March 27, 2026 I&AF revenue and operating profit in comparison to the corresponding periods for fiscal 2025 reflected lower charges in connection with the Consolidated JV Matter (as defined below).

(2)	Direct cost of contracts and SG&A are considered to be significant segment expense categories as amounts align with, or are easily computable from, the segment-level information regularly provided to the CODM.
(3)
The three and six months ended March 27, 2026 included $214.9 million and $237.5 million, respectively, in charges for certain subsidiary level compensation based agreements as well as $120.4 million and $122.7 million, respectively, in costs relating to the PA Consulting Transaction, $123.9 million of which represents consideration to be distributed to PA Consulting employees as compensation expense. The three and six months ended March 27, 2026 included $7.6 million and $9.9 million, respectively, in restructuring and other charges relating to the Separation Transaction (primarily professional services and employee separation costs), as well as $6.5 million and $8.3 million, respectively, in restructuring and other charges relating to the PA Consulting Transaction (primarily professional services and dedicated internal personnel).

(4)
The three and six months ended March 27, 2026 included a $20.5 million loss on the foreign exchange forward contract in connection with the PA Consulting Transaction (see Note 17- Commitments and Contingencies and Derivative Financial Instruments).

JACOBS SOLUTIONS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

	For the Three Months Ended			For the six months ended
	March 28, 2025			March 28, 2025
	Infrastructure & Advanced Facilities	PA Consulting	Total	Infrastructure & Advanced Facilities	PA Consulting	Total
Revenues from External Customers (1)	$2,602,753	$307,662	$2,910,415	$5,228,961	$614,410	$5,843,371
Direct cost of contracts (2)	(1,980,582)	(191,488)	(2,172,070)	(4,000,277)	(383,482)	(4,383,759)
Selling, general and administrative expenses (2)	(418,906)	(48,827)	(467,733)	(815,145)	(96,844)	(911,989)
Segment Operating Profit (1)	$203,265	$67,347	$270,612	$413,539	$134,084	$547,623
Restructuring, Transaction and Other Charges (3)			(23,924)			(53,856)
Amortization of Intangible Assets			(38,040)			(76,701)
Total U.S. GAAP Operating Profit			$208,648			$417,066
Total Other (Expense) Income, net (4)			(152,825)			(308,095)
Earnings from Continuing Operations Before Taxes			$55,823			$108,971

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
(3)
The three and six months ended March 28, 2025 included $10.2 million and $25.1 million, respectively, in restructuring and other charges relating to the Separation Transaction (primarily professional services and employee separation costs), as well as $8.0 million and $13.9 million, respectively, in charges for certain subsidiary level compensation based agreements. The three and six months ended March 28, 2025 included approximately $8.4 million and $16.2 million, respectively, in charges associated with the Company's TSA with Amentum.

(4)
The three and six months ended March 28, 2025 included $109.5 million and $254.7 million, respectively, in mark-to-market losses and other related charges associated with our former investment in Amentum stock in connection with the Separation Transaction, as well as $10.3 million and $21.7 million, respectively, in income associated with the Company's TSA with Amentum (see Note 14- Discontinued Operations). The three and six months ended March 28, 2025 included $20.5 million in discounts and expenses associated with the Equity for-Debt Transaction (see Note 12- Borrowings and Note 14- Discontinued Operations).

Item 2.        Management’s Discussion and Analysis of Financial Condition and Results of Operations.
General
The purpose of this Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is to provide a narrative analysis explaining the reasons for material changes in the Company’s (i) financial condition from the most recent fiscal year-end to March 27, 2026 and (ii) results of operations during the current fiscal period(s) as compared to the corresponding period(s) of the preceding fiscal year. In order to better understand such changes, readers of this MD&A should also read:
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
•our ability to fully execute on our corporate strategy, including the impact of acquisitions (including the PA Consulting Transaction (as hereinafter defined), strategic alliances, divestitures, and other strategic events resulting from evolving business strategies, including on our ability to maintain our culture and retain key personnel, customers or suppliers, or our ability to achieve the cost-savings and synergies contemplated by our recent acquisitions within the expected time frames or to achieve them fully and to successfully integrate acquired businesses while retaining key personnel, and our ability to invest in the tools needed to implement our strategy;
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
•increased geopolitical uncertainty and risks, including policy risks and potential civil unrest, relating to the outcome of elections across our key markets and elevated geopolitical tension and conflicts, including the Russia-Ukraine conflict and on-going, escalated and/or future tensions and conflicts in the Middle East, among others; and
•the impact of any pandemic, and any resulting economic downturn on our results, prospects and opportunities, measures or restrictions imposed by governments and health officials in response to the pandemic, as well as the inability of governments in certain of the countries in which we operate to effectively mitigate the financial or other impacts of any future pandemics or infectious disease outbreaks on their economies and workforces and our operations therein.
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
With a global team of approximately 47,000, we provide end-to-end capabilities across advanced manufacturing, cities & places, energy, environmental, life sciences, transportation and water. Our services span advisory and consulting, feasibility and planning, through to design, program delivery and lifecycle management — helping to create a more connected and sustainable world.
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
In March 2026, we completed the acquisition of the remaining stake in PA Consulting. Full ownership of PA Consulting strengthens our position as a comprehensive partner delivering integrated advisory and technology-enabled solutions at global scale. By more closely aligning our strategy, digital innovation and major program delivery capabilities, we are better positioned to support clients across the full project lifecycle — from early-stage strategy to implementation — enabling them to address complex challenges with greater speed, capital efficiency and confidence.

Operating Segments
The services we provide to our end markets fall into the following two operating segments: 1) Infrastructure & Advanced Facilities and 2) PA Consulting. For additional information regarding our segments, including information about our financial results by segment and financial results by geography, see Note 18- Segment Information and Note 5- Revenue Accounting for Contracts of Notes to Consolidated Financial Statements.
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
PA Consulting
PA Consulting, a wholly owned subsidiary, is a global innovation and transformation consultancy that helps accelerate new growth ideas from concept, through design and development, to commercial success, while supporting organizations in strengthening leadership, culture, systems and processes to make innovation a reality. PA Consulting's global team of strategists, innovators, designers, consultants, digital experts, scientists, engineers and technologists serves clients across seven sectors: consumer and manufacturing, defense and security, energy and utilities, financial services, government, health and life sciences, and transport.
PA Consulting serves a diverse mix of private and public sector clients. Private sector clients include global household names like Diageo, Microsoft, Pret A Manger and Unilever, and start-ups like NTx, which is accelerating access to life-changing therapies. Work for our clients includes applying data and analytics to improve airport operations at Heathrow Airport, supporting the energy transition with Invenergy and energyRe, creating new digital platforms for the American College of Emergency Physicians, pioneering medtech with Hubly Surgical, accelerating clinical trials with AI for a global life sciences consortium, and enhancing resiliency in banking with Bankomat. Public sector clients include the U.K.'s Ministry of Defence, National Highways, The Norwegian Labour and Welfare Administration, The Danish Tax Agency and The Swedish Environmental Protection Agency.

Clients often rely on multiple providers across advisory, digital innovation and program delivery. We bring these capabilities together by integrating PA Consulting's strengths in strategic advisory, innovation and transformation with our experience delivering advanced manufacturing and highly technical infrastructure programs. This approach enables us to support clients across the full project lifecycle—from early-stage strategy through implementation—delivering practical, scalable solutions to address complex challenges.
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

Results of Operations for the three and six months ended March 27, 2026 and March 28, 2025
(in thousands, except per share information)

	For the Three Months Ended		For the Six Months Ended
	March 27, 2026	March 28, 2025	March 27, 2026	March 28, 2025
Revenues	$3,694,881	$2,910,415	$6,988,162	$5,843,371
Direct cost of contracts	(2,899,988)	(2,172,070)	(5,428,019)	(4,383,759)
Gross profit	794,893	738,345	1,560,143	1,459,612
Selling, general and administrative expenses	(876,069)	(529,697)	(1,408,758)	(1,042,546)
Operating (loss) profit	(81,176)	208,648	151,385	417,066
Other Income (Expense):
Interest income	9,301	9,525	16,930	19,181
Interest expense	(41,075)	(38,580)	(75,329)	(73,399)
Loss on extinguishment of debt	—	(20,510)	—	(20,510)
Miscellaneous expense	(17,656)	(103,260)	(17,370)	(233,367)
Total other expense, net	(49,430)	(152,825)	(75,769)	(308,095)
(Loss) Earnings from Continuing Operations Before Taxes	(130,606)	55,823	75,616	108,971
Income Tax Benefit (Expense) from Continuing Operations	45,088	(50,576)	(28,021)	(107,725)
Net (Loss) Earnings of the Group from Continuing Operations	(85,518)	5,247	47,595	1,246
Net Loss of the Group from Discontinued Operations, net of tax	(2,890)	(5,550)	(2,336)	(6,551)
Net (Loss) Earnings of the Group	(88,408)	(303)	45,259	(5,305)
Net Loss Attributable to Noncontrolling Interests from Continuing Operations	10,863	11,731	8,423	5,651
Net Loss (Earnings) Attributable to Redeemable Noncontrolling Interests	31,662	(5,816)	25,943	(12,863)
Net (Loss) Earnings Attributable to Jacobs from Continuing Operations	(42,993)	11,162	81,961	(5,966)
Net Loss Attributable to Jacobs from Discontinued Operations	(2,890)	(5,550)	(2,336)	(6,551)
Net (Loss) Earnings Attributable to Jacobs	$(45,883)	$5,612	$79,625	$(12,517)
Net Earnings Per Share:
Basic Net (Loss) Earnings from Continuing Operations Per Share	$(0.32)	$0.10	$0.81	$—
Basic (Loss) from Discontinuing Operations Per Share	$(0.02)	$(0.05)	$(0.02)	$(0.05)
Basic (Loss) Earnings Per Share	$(0.34)	$0.06	$0.79	$(0.05)

Diluted Net (Loss) Earnings from Continuing Operations Per Share	$(0.32)	$0.10	$0.81	$—
Diluted (Loss) from Discontinuing Operations Per Share	$(0.02)	$(0.05)	$(0.02)	$(0.05)
Diluted (Loss) Earnings Per Share	$(0.34)	$0.06	$0.79	$(0.05)

Overview – Three and Six Month Periods Ended March 27, 2026
Net loss attributable to the Company from continuing operations for the second fiscal quarter of 2026 was $(43.0) million (or $(0.32) per diluted share), a decrease of $54.2 million, from net earnings of $11.2 million (or $0.10 per diluted share) for the corresponding period last year. Favorable period over period underlying operating performance was seen in the second fiscal quarter of 2026, resulting from higher gross profit of $56.5 million compared to the corresponding period last year, primarily driven by stronger performance in our Infrastructure & Advanced Facilities ("I&AF") operating segment (mainly in our Global Operations, International and Americas sectors as discussed further below in the Segment Financial Information section). These favorable operating results were more than offset by unfavorable increases in SG&A expense associated with the PA Consulting Transaction, including $207.0 million in incremental expense mainly from the full vesting of remaining equity-based incentive grants, incremental compensation costs of $123.9 million in accrued distributions associated with the PA Consulting employee benefit trust, and other incentives, as well as restructuring charges and transaction costs incurred in connection with the PA Consulting Transaction. These net unfavorable impacts were partly offset by a decrease in restructuring and other charges and transaction costs associated with the Separation Transaction compared to the fiscal 2025 period (mainly professional services and employee separation costs), which are discussed in Note 16- Restructuring and Other Charges. The above net unfavorable impacts to our results were partly offset by a decrease in miscellaneous expense of $85.6 million primarily due to the absence of prior year 2025 mark-to-market losses of $109.5 million related to our former investment in Amentum stock in connection with the Separation Transaction as well as the absence of the prior year $20.5 million in discounts and expenses recorded to Loss on extinguishment of debt associated with our Equity-for-Debt Transaction on March 13, 2025, where the Company exchanged shares of our former investment in Amentum Holdings, Inc. for a principal amount of term loans under the 2021 Term Loan Facility that were immediately extinguished (see Note 12- Borrowings and Note 14- Discontinued Operations), partially offset by $20.5 million in losses on the settlement of the foreign exchange forward contract in connection with the PA Consulting Transaction in our current year results. Our results were also impacted by a $37.5 million increase in the Company's redeemable noncontrolling share of expense associated with equity-based incentive grants compared to the prior year period as mentioned above, partly offset by higher net earnings results in our PA Consulting segment.
For the six months ended March 27, 2026, net earnings attributable to the Company from continuing operations were $82.0 million (or $0.81 per diluted share), an increase of $87.9 million, from net loss of $(6.0) million (or $0.00 per diluted share) for the corresponding period last year. Our reported net earnings for the six months ended March 27, 2026 were favorably impacted by higher gross profit of $100.5 million compared to the corresponding period last year, primarily driven by stronger performance in our Infrastructure & Advanced Facilities ("I&AF") operating segment (mainly in our International and Global Operations sectors, as discussed further below in the Segment Financial Information section). These favorable operating results were offset by unfavorable increases in SG&A expense associated with the PA Consulting Transaction, including $223.7 million in incremental expense mainly from the full vesting of remaining equity-based incentive grants, incremental compensation costs of $123.9 million in accrued distributions associated with the PA Consulting employee benefit trust, and other incentives, as well as restructuring charges and other transaction costs incurred in connection with the PA Consulting Transaction. Our results were also favorably impacted by a decrease in miscellaneous expense of $216.0 million primarily due to the absence of prior year 2025 mark-to-market losses of $254.7 million related to our former investment in Amentum stock in connection with the Separation Transaction as well as absence of prior year $20.5 million in discounts and expenses recorded to Loss on extinguishment of debt associated with our Equity-for-Debt Transaction on March 13, 2025, where the Company exchanged shares of our former investment in Amentum Holdings, Inc. for a principal amount of term loans under the 2021 Term Loan Facility that were immediately extinguished (see Note 12- Borrowings and Note 14- Discontinued Operations), partially offset by $20.5 million in losses on the settlement of the foreign exchange forward contract in connection with the PA Consulting Transaction in our current year results. Our results were also impacted by a $38.8 million increase in the Company's redeemable noncontrolling share of expense associated with equity-based incentive grants compared to the prior year period as mentioned above, partly offset by higher net earnings results in our PA Consulting segment.
Income tax benefit (expense) for the three and six months ended March 27, 2026 was $45.1 million and $(28.0) million, respectively, as compared to $(50.6) million and $(107.7) million in the corresponding periods last year. The changes in income taxes for the periods presented were due mainly to tax impacts associated with the PA Consulting Transaction and our former investment in Amentum Stock. See Consolidated Results of Operations below for further detail.
For discussion of discontinued operations, see Note 14- Discontinued Operations.

On January 2, 2026, Jacobs entered into the Implementation Deed with PA Consulting. Pursuant to the Implementation Deed and certain related agreements, and in accordance with the terms and conditions thereof, on March 20, 2026, Jacobs completed the transaction to acquire from shareholders of PA Consulting all of the remaining issued share capital of PA Consulting ("PA Shares") owned by the PA Consulting shareholders (excluding shares already held by Jacobs and its affiliates). The Company acquired the PA Shares for an aggregate initial consideration of approximately £1.21 billion which was paid through a combination of approximately £997.6 million in cash (net of certain PA Consulting shareholder expenses) and 2,043,537 newly issued shares of Jacobs' common stock, par value $1.00 per share (“Company Common Stock”). Also, on March 20, 2028, the Company will pay an additional £75 million in consideration with shares of Company Common Stock, cash or a combination thereof (as determined by the Company in its sole discretion), with accruals associated with this additional consideration reflected in Other deferred liabilities on the Consolidated Balance Sheet as of March 27, 2026. The transactions described in this paragraph, are collectively referred to as the “PA Consulting Transaction”. As a result of the PA Consulting Transaction, the Company no longer carries Redeemable Noncontrolling Interests on the Jacobs Consolidated Financial Statements. See Note 15- PA Consulting Redeemable Noncontrolling Interests for more discussion on the transaction and Note 12- Borrowings for more discussion on the financing for the transaction.
Consolidated Results of Operations
Revenues for the second fiscal quarter of 2026 were $3.69 billion, an increase of $784.5 million, or 27.0%, from $2.91 billion for the corresponding period last year. For the six months ended March 27, 2026, revenues were $6.99 billion, an increase of $1,144.8 million, or 19.6%, from $5.84 billion for the corresponding period last year. Revenue increases for both the three and six month periods year over year were mainly driven by the Company's I&AF business, as well as year-over-year revenue growth in our PA Consulting business. The I&AF segment benefited primarily from stronger performance in our Global Operations, International and Americas sectors for both the quarterly and year to date comparative periods presented. Our revenues were also favorably impacted by foreign currency translation of $77.6 million and $115.4 million for the three and six months ended March 27, 2026, respectively, across our international businesses, as compared to unfavorable impacts of $18.8 million and $2.3 million for the for the three and six months ended March 28, 2025, respectively.
Gross profit for the second fiscal quarter of 2026 was $794.9 million, an increase of $56.5 million, or 7.7%, from $738.3 million for the corresponding period last year, with gross profit margins of 21.5% and 25.4% for the respective periods. Gross profit for the six months ended March 27, 2026 was $1,560.1 million, an increase of $100.5 million, or 6.9%, from $1,459.6 million for the corresponding period last year, with gross profit margins of 22.3% and 25.0% for the respective periods. The Company's increase in gross profit was mainly attributable to higher revenues as mentioned above, with overall margin impacts from year-over-year project mix, higher revenues associated with pass-through cost as well as lower utilization trends primarily in the PA Consulting business.
See Segment Financial Information discussion for further information on the Company’s results of operations at the operating segment.
Selling, general & administrative expenses for the three and six months ended March 27, 2026 were $876.1 million and $1,408.8 million, respectively, as compared to $529.7 million and $1,042.5 million for the corresponding periods last year, representing an increase of $346.4 million or 65.4% and $366.2 million or 35.1%, respectively. SG&A expenses for the three and six months ended March 27, 2026 were impacted by increases in expense associated with the PA Consulting Transaction, including $207.0 million and $223.7 million, respectively, in incremental expense mainly from the full vesting of remaining equity-based incentive grants, incremental compensation costs of $123.9 million in accrued distributions associated with the PA Consulting Transaction employee benefit trust, and other incentives, and an increase in restructuring charges and other transaction costs of $1.3 million and $5.0 million, respectively. SG&A expenses were also impacted by increases in underlying personnel costs, expenses associated with IT related software licensing and other IT costs and other department spend. These incremental SG&A expenses were partly offset by decreases of $2.5 million and $15.3 million, respectively, in Restructuring and other charges associated with the Separation Transaction (mainly comprised of professional services), and reductions of $8.4 million and $16.3 million, respectively, in expenses associated with the TSA with Amentum. Lastly, SG&A expenses were further impacted by unfavorable foreign exchange of $38.1 million and $45.8 million for the three and six months ended March 27, 2026, as compared to favorable impacts of $4.9 million and $1.7 million for the corresponding periods last year.

Net interest expense for the three and six months ended March 27, 2026 was $31.8 million and $58.4 million, respectively, an increase of $2.7 million and $4.2 million from $29.1 million and $54.2 million or 9.4% and 7.7%, respectively, for the corresponding periods last year. The increase in net interest expense for the three and six months ended March 27, 2026 was primarily a result of the Company's higher average levels of outstanding debt compared to the last fiscal year, partially offset by lower interest rates in the current year compared to the prior year period.
Loss on extinguishment of debt for the three and six months ended March 28, 2025 was $20.5 million, in discounts and expenses associated with the Equity-for-Debt Transaction executed on March 13, 2025, where the Company exchanged shares of our former investment in Amentum Holdings, Inc. for a principal amount of term loans under the 2021 Term Loan Facility, which term loans were immediately extinguished. See Note 12- Borrowings and Note 14- Discontinued Operations.
Miscellaneous expense, net for the three and six months ended March 27, 2026 was $(17.7) million and $(17.4) million, respectively, a decrease of $85.6 million and $216.0 million from $(103.3) million and $(233.4) million, respectively, for the corresponding periods last year. The favorability compared to the corresponding period last year was primarily due to the absence of three and six month periods ended March 28, 2025 mark-to-market losses and other related expenses associated with our former investment in Amentum stock in connection with the Separation Transaction of $109.5 million and $254.7 million, respectively. These favorable items were partially offset for the three and six months ended March 27, 2026 by a decrease of $10.3 million and $21.6 million in TSA-related income associated with the Separation Transaction as discussed in Note 14- Discontinued Operations. In addition, the current year's three and six month results included $20.5 million in losses on the settlement of the foreign exchange forward contract in connection with the PA Consulting Transaction.
The Company’s effective tax rates from continuing operations for the three months ended March 27, 2026 and March 28, 2025 were 34.5% and 90.6%, respectively. Significant items contributing to differences between the statutory U.S. federal corporate tax rate of 21.0% and the Company's effective tax rate for the three-month period ended March 27, 2026 included $13.0 million related to non-deductible incentive compensation associated with the Company's PA Consulting investment and $3.0 million of U.S. state income taxes. These items are expected to have a continuing impact on the Company's effective tax rate for the remainder of the fiscal year.
The most significant items contributing to the difference between the statutory U.S. federal corporate tax rate of 21.0% and the Company's effective tax rate of 90.6% for the three-month period ended March 28, 2025 were related to $33.1 million in unfavorable tax impacts associated with the non-deductibility of losses from the Company's former investment in Amentum stock, as well as U.S. state income tax expense of $4.0 million and U.S. tax on foreign earnings of $4.5 million.
The Company’s effective tax rates from continuing operations for the six months ended March 27, 2026 and March 28, 2025 were 37.1% and 98.9%, respectively. Significant items contributing to the difference between the statutory U.S. federal corporate tax rate of 21.0% and the Company's effective tax rate for the six-month period ended March 27, 2026 included unfavorable tax impacts of $7.5 million related to non-deductible incentive compensation associated with the Company's PA Consulting investment, as mentioned above, as well as $3.4 million related to other non-deductible expenses arising from the PA Consulting Transaction on March 20, 2026. These items are expected to have a continuing impact on the Company's effective tax rate for the remainder of the fiscal year.
The most significant item contributing to the difference between the statutory U.S. federal corporate tax rate of 21.0% and the Company's effective tax rate of 98.9% for the six-month period ended March 28, 2025 were related to $70.1 million in unfavorable tax impacts associated with the non-deductibility of losses from the Company's former investment in Amentum stock, as well as U.S. state income tax expense of $9.4 million and U.S. tax on foreign earnings of $9.4 million.
Net loss attributable to noncontrolling interests for the three and six months ended March 27, 2026 were $10.9 million and $8.4 million, respectively, as compared to $11.7 million and $5.7 million for the corresponding periods last year, due to lower comparative earnings results from our joint ventures in the current year period, partially offset by lower current period charges in connection with the Consolidated JV Matter.

Net loss attributable to redeemable noncontrolling interests for the three and six months ended March 27, 2026 were $31.7 million and $25.9 million, respectively, as compared to net earnings of $(5.8) million and $(12.9) million for the corresponding periods last year. These changes in redeemable noncontrolling interests primarily reflects unfavorable impacts in the Company's noncontrolling share of expense associated with equity-based incentive grant vesting activities compared to the prior year period as discussed in Note 15- PA Consulting Redeemable Noncontrolling Interests, partly offset by higher net underlying earnings results in our PA Consulting segment compared to the prior year period.
Restructuring and Other Charges
During fiscal 2023, the Company implemented restructuring initiatives relating to the Separation Transaction. The Company incurred approximately $9.4 million during the six months ended March 27, 2026 and $28.2 million and $42.0 million in fiscal 2025 and fiscal 2024, respectively, in pre-tax cash charges in connection with these initiatives. These actions were substantially completed at the end of calendar year 2025 and are expected to result in estimated gross annualized pre-tax cash savings of approximately $185 million to $225 million.
During third quarter fiscal 2023, the Company approved a plan to improve business processes and cost structures of our PA Consulting investment by reorganizing senior management and reducing headcount. In connection with these initiatives, which are substantially completed, the Company incurred approximately $0.4 million during the six months ended March 27, 2026 and $1.9 million, $6.4 million and $14.3 million in fiscal 2025, 2024 and 2023, respectively, in pre-tax cash charges. These activities are expected to result in estimated gross annualized pre-tax cash savings of approximately $50 million to $65 million.
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

	For the three months ended			For the six months ended
	March 27, 2026			March 27, 2026
	Infrastructure & Advanced Facilities	PA Consulting	Total	Infrastructure & Advanced Facilities	PA Consulting	Total
Revenues from External Customers (1)	$3,336,307	$358,574	$3,694,881	$6,275,155	$713,007	$6,988,162
Direct cost of contracts	(2,666,239)	(233,749)	(2,899,988)	(4,959,401)	(468,618)	(5,428,019)
Selling, general and administrative expenses	(444,845)	(44,961)	(489,806)	(875,789)	(79,633)	(955,422)
Segment Operating Profit (1)	$225,223	$79,864	$305,087	$439,965	$164,756	$604,721
Restructuring, Transaction and Other Charges (2)			(352,200)			(381,277)
Amortization of Intangible Assets			(34,063)			(72,059)
Total U.S. GAAP Operating Profit			$(81,176)			$151,385
Total Other (Expense) Income, net (3)			(49,430)			(75,769)
Earnings from Continuing Operations Before Taxes			$(130,606)			$75,616

(1)	The three and six months ended March 27, 2026 I&AF revenue and operating profit in comparison to the corresponding periods for fiscal 2025 reflected lower charges in connection with the Consolidated JV Matter (as defined below).
(2)	The three and six months ended March 27, 2026 included $214.9 million and $237.5 million, respectively, in charges for certain subsidiary level compensation based agreements as well as $120.4 million and $122.7 million, respectively, in costs relating to the PA Consulting Transaction, $123.9 million of which represents consideration to be distributed to PA Consulting employees as compensation expense. The three and six months ended March 27, 2026 included $7.6 million and $9.9 million, respectively, in restructuring and other charges relating to the Separation Transaction (primarily professional services and employee separation costs), as well as $6.5 million and $8.3 million, respectively, in restructuring and other charges relating to the PA Consulting Transaction (primarily professional services and dedicated internal personnel).
(3)
The three and six months ended March 27, 2026 included a $20.5 million loss on the foreign exchange forward contract in connection with the PA Consulting Transaction (see Note 17- Commitments and Contingencies and Derivative Financial Instruments).

	For the Three Months Ended			For the six months ended
	March 28, 2025			March 28, 2025
	Infrastructure & Advanced Facilities	PA Consulting	Total	Infrastructure & Advanced Facilities	PA Consulting	Total
Revenues from External Customers (1)	$2,602,753	$307,662	$2,910,415	$5,228,961	$614,410	$5,843,371
Direct cost of contracts	(1,980,582)	(191,488)	(2,172,070)	(4,000,277)	(383,482)	(4,383,759)
Selling, general and administrative expenses	(418,906)	(48,827)	(467,733)	(815,145)	(96,844)	(911,989)
Segment Operating Profit (1)	$203,265	$67,347	$270,612	$413,539	$134,084	$547,623
Restructuring, Transaction and Other Charges (2)			(23,924)			(53,856)
Amortization of Intangible Assets			(38,040)			(76,701)
Total U.S. GAAP Operating Profit			$208,648			$417,066
Total Other (Expense) Income, net (3)			(152,825)			(308,095)
Earnings from Continuing Operations Before Taxes			$55,823			$108,971

(1)	The three and six months ended March 28, 2025 I&AF revenue and operating profit were impacted by a reserve in connection with an unfavorable interim ruling against a consolidated joint venture in which the Company holds a 50% interest (the "Consolidated JV Matter"), with the noncontrolling partner’s share included in noncontrolling interests in the Consolidated Statements of Earnings for the respective period.
(2)	The three and six months ended March 28, 2025 included $10.2 million and $25.1 million, respectively, in restructuring and other charges relating to the Separation Transaction (primarily professional services and employee separation costs), as well as $8.0 million and $13.9 million, respectively, in charges for certain subsidiary level compensation based agreements. The three and six months ended March 28, 2025 included approximately $8.4 million and $16.2 million, respectively, in charges associated with the Company's TSA with Amentum.
(3)
The three and six months ended March 28, 2025 included $109.5 million and $254.7 million, respectively, in mark-to-market losses and other related charges associated with our former investment in Amentum stock in connection with the Separation Transaction, as well as $10.3 million and $21.7 million, respectively, in income associated with the Company's TSA with Amentum (see Note 14- Discontinued Operations). The three and six months ended March 28, 2025 included $20.5 million in discounts and expenses associated with the Equity for-Debt Transaction (see Note 12- Borrowings and Note 14- Discontinued Operations).

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

Infrastructure & Advanced Facilities

	Three Months Ended		Six Months Ended
(in thousands)	March 27, 2026	March 28, 2025	March 27, 2026	March 28, 2025
Revenues	$3,336,307	$2,602,753	$6,275,155	$5,228,961
Operating Profit	$225,223	$203,265	$439,965	$413,539

Revenues for the I&AF segment for the three and six months ended March 27, 2026 were $3.3 billion and $6.3 billion, respectively, an increase of $733.6 million and $1,046.2 million, or 28% and 20%, compared to $2.6 billion and $5.2 billion for the corresponding periods last year. The increase in revenues for the three and six months ended March 27, 2026 was driven primarily from stronger performance in its Global Operations, along with the Americas and International sectors performing strongly across markets and geographies. Revenues for the three and six months ended March 27, 2026 in comparison to the corresponding periods for fiscal 2025 reflected lower charges in connection with the Consolidated JV Matter. Additionally, foreign currency translation had approximately $54.9 million and $79.8 million in favorable impacts on revenues for the three and six months ended March 27, 2026, as compared to $17.6 million and $10.7 million in unfavorable impact in the corresponding prior year periods.

Operating profit for the I&AF segment for the three and six months ended March 27, 2026 was $225.2 million and $440.0 million, respectively, an increase of $22.0 million and $26.4 million, or 11% and 6%, from $203.3 million and $413.5 million for the corresponding periods last year. The increase for the three and six months ended March 27, 2026 was driven primarily by the revenue growth mentioned above, with margin impacts from higher revenues associated with pass-through cost, partially offset by an increase in Selling, general and administrative expenses. Operating profit for the three and six months ended March 27, 2026 in comparison to the corresponding periods for fiscal 2025 reflected lower charges in connection with the Consolidated JV Matter. Foreign currency translation had approximately $4.9 million and $8.1 million in favorable impacts on operating profit for three and six months ended March 27, 2026, as compared to $1.4 million and $0.7 million in unfavorable impacts in the corresponding prior year periods.

PA Consulting

	Three Months Ended		Six Months Ended
(in thousands)	March 27, 2026	March 28, 2025	March 27, 2026	March 28, 2025
Revenues	$358,574	$307,662	$713,007	$614,410
Operating Profit	$79,864	$67,347	$164,756	$134,084

Revenues for the PA Consulting segment for the three and six months ended March 27, 2026 were $358.6 million and $713.0 million, respectively, reflecting an increase of $50.9 million and $98.6 million, or 17% and 16% from $307.7 million and $614.4 million in the corresponding periods last year. The increase in revenues was due primarily to growth in PA Consulting's public services businesses (through the public services and defence and security sectors). Foreign currency translation had approximately $22.7 million and $35.6 million in favorable impacts on revenues for the three and six months ended March 27, 2026, as compared to $1.2 million in unfavorably and $8.3 million in favorable impacts in the corresponding prior year periods.

Operating profit for the segment for the three and six months ended was $79.9 million and $164.8 million, an increase of $12.5 million and $30.7 million, or 19% and 23% from $67.3 million and $134.1 million in the corresponding periods last year. The year-over-year increase was mainly attributable to improved revenues as mentioned above.

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
The following table summarizes our backlog at March 27, 2026 and March 28, 2025 (in millions):

	March 27, 2026	March 28, 2025
Infrastructure & Advanced Facilities	$26,538	$21,768
PA Consulting	427	392
Total	$26,965	$22,160

The increase in backlog in I&AF from March 28, 2025 was predominantly driven by growth across Advanced Manufacturing, Life Sciences, and Transportation markets.

The increase in backlog in PA Consulting from March 28, 2025 was primarily driven by organic year-over-year growth of the business.

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
Liquidity and Capital Resources
At March 27, 2026, our principal sources of liquidity consisted of $1.37 billion in cash and cash equivalents and $994.7 million of available borrowing capacity under our $1.50 billion revolving credit agreement (the "JSI Revolving Credit Facility"). See Note 12- Borrowings for more information. We finance most of our operations and growth through cash generated by our operations.
Cash and cash equivalents at March 27, 2026 were $1.37 billion, representing an increase of $136.5 million from $1.24 billion at September 26, 2025, the reasons for which are described below.
The Company also holds approximately $116.5 million in restricted cash as of March 27, 2026 (reported in Prepaid expenses and other in the Consolidated Balance Sheets), the majority of which relates to the PA Consulting employee benefit trust and was received in connection with the March 20, 2026 PA Consulting Transaction, with approximately $100 million expected to be paid out in the third fiscal quarter of 2026. See Note 15- PA Consulting Redeemable Noncontrolling Interests in the Consolidated Financial Statements.

The following table presents selected consolidated cash flow information of the Company for the respective periods shown below:

	For the Six Months Ended
(In thousands)	March 27, 2026	March 28, 2025
Net cash (used for) provided by operating activities	$(103,361)	$11,025
Cash Flows from Investing Activities:
Additions to property and equipment	(36,597)	(27,603)
Disposals of property and equipment and other assets	4,506	2,328
Capital contributions to equity investees, net of return of capital distributions	334	932
Net cash used for investing activities	(31,757)	(24,343)
Cash Flows from Financing Activities:
Proceeds from long-term borrowings	3,852,000	1,848,201
Repayments of long-term borrowings	(1,995,828)	(444,800)
Repayments of short-term borrowings	—	(656,981)
Debt issuance costs	(15,447)	(92)
Proceeds from issuances of common stock	17,216	17,186
Common stock repurchases	(471,844)	(552,402)
Taxes paid on vested restricted stock	(22,240)	(21,088)
Cash dividends to shareholders	(81,196)	(75,878)
Net dividends associated with noncontrolling interests	(7,032)	(3,446)
Repurchase of redeemable noncontrolling interests	(883,623)	(4,066)
Net cash provided by financing activities	392,006	106,634
Effect of Exchange Rate Changes	(5,292)	(34,773)
Net Increase in Cash and Cash Equivalents and Restricted Cash	251,596	58,543
Cash and Cash Equivalents, including Restricted Cash, at the Beginning of the Period	1,236,816	1,146,931
Cash and Cash Equivalents, including Restricted Cash, at the End of the Period	$1,488,412	$1,205,474
Our net cash flow used for operations of $103.4 million during the six months ended March 27, 2026 was unfavorable by $114.4 million in comparison to the cash flow provided by operations of $11.0 million in the corresponding prior year period. The decline was largely due a one time payment of $232.5 million in relation to the PA Consulting Transaction associated with the settlement of the equity-based incentive grants within other deferred liabilities. These decreases were offset in part by lower cash income tax payments in the current year and other items.
Our net cash used for investing activities during the six months ended March 27, 2026 was $31.8 million, compared to cash used for investing activities of $24.3 million in the corresponding prior year period due to higher levels of additions to plant, property and equipment in the current year.
Our net cash provided by financing activities during the six months ended March 27, 2026 was $392.0 million. This was driven by net proceeds of borrowings of $1.9 billion, offset by $883.2 million in proceeds paid for the repurchase of the remaining redeemable noncontrolling interest shares in connection with the PA Consulting Transaction, common stock repurchases of $471.8 million, $81.2 million in dividends to shareholders, and $22.2 million in taxes paid on vested restricted stock. Net cash provided by financing activities in the corresponding prior year period was $106.6 million, due primarily to net proceeds from borrowings of $746.4 million, partly offset by common stock repurchases of $552.4 million, $75.9 million in dividends to shareholders, and $21.1 million in taxes paid on vested restricted stock.
At March 27, 2026, the Company had approximately $161.8 million in cash and cash equivalents held in the U.S. and $1.21 billion held outside of the U.S. (primarily in the U.K., the Eurozone, Australia, India, Canada, and the Middle East region). Other than the tax cost of repatriating funds to the U.S., there are no material impediments to repatriating these funds to the U.S.
The Company had $253.4 million in letters of credit outstanding at March 27, 2026. Of this amount, $0.3 million was issued under the JSI Revolving Credit Facility and $253.1 million was issued under separate, committed and uncommitted letter-of-credit facilities.

Long-term debt as of March 27, 2026 increased by $1.8 billion compared to September 26, 2025 primarily due to the issuance of the 4.75% Bonds and 5.375% Bonds totaling $1.3 billion, partly offset by a decrease in outstanding Term Loan Facilities as a result of the current quarter refinancing activities (see Note 12- Borrowings). Proceeds from these financing activities were used to fund the PA Consulting Transaction, share buybacks, dividends and taxes paid on vested restricted stock.
On March 13, 2025, Jacobs completed the Equity-for-Debt Transaction (see Note 12- Borrowings for additional information), pursuant to which the Company extinguished $311.5 million under the GBP 2021 Term Loan, in exchange for its approximately 19.5 million shares in Amentum. Additionally, as noted below, on March 27, 2025, the Company and its subsidiary, entered into the 2025 Term Loan Facility (as noted below), the proceeds of which were used to extinguish the remaining $531.6 million under the GBP 2021 Term Loan contract. For more information, please refer to Note 12-Borrowings and Note 14- Discontinued Operations.
On March 27, 2025, the Company, as guarantor, and JEGI, as borrower, entered into a term loan agreement (the “2025 Term Loan Facility”) with Bank of America, N.A., as administrative agent and sole lead arranger, and the lender party thereto. Under the 2025 Term Loan Facility, JEGI borrowed a $200.0 million term loan and £410.0 million term loan for a term of two-years from the date of initial funding, maturing on March 26, 2027. The Company issued Bonds (as discussed below), the proceeds of which were used to extinguish the outstanding balances of the 2025 Term Loan Facilities. Please refer to Note 12- Borrowings for additional information.
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
On February 6, 2023 the Company refinanced its Revolving Credit Facility, and on February 16, 2023, the Company issued the 5.90% Bonds in the aggregate principal amount of $500.0 million. On August 18, 2023, the Company issued the 6.35% Bonds in the aggregate principal amount of $600.0 million. On March 16, 2026 the Revolving Credit Facility was repaid and a new revolving credit facility (the "JSI Revolving Credit Facility") was established with revised terms including those applicable to the Primary and Designated Borrowers as well as a reduced borrowing capacity. See Note 12- Borrowings for further discussion relating to the terms of the 5.90% Bonds, the 6.35% Bonds, and the Revolving Credit Facility following the issuances and refinancing.
On March 3, 2026, the Company issued the 4.75% Bonds and the 5.375% Bonds (see Note 12- Borrowings for further discussion relating to the terms of the bonds) and the Company immediately used the proceeds from these bonds to repay the then remaining outstanding 2025 Term Loan Facility principal equal to $200.0 million and £410.0 million.
On March 16, 2026 the Company, as borrower, and JEGI, as guarantor, entered into a term loan agreement (the “2026 Term Loan Facility”) with a syndicate of financial institutions as lenders. Under the 2026 Term Loan Facility, Company borrowed a $700.0 million term loan for a term of three-years from the date of initial funding, maturing on March 16, 2029 and $500.0 million term loan for a term of five-years from the date of initial funding, maturing on March 14, 2031. The proceeds from the 2026 Term Loan Facility proceeds were used to fund the PA Consulting Transaction, as discussed below.

On January 2, 2026, Jacobs entered into the Implementation Deed with PA Consulting. Pursuant to the Implementation Deed and certain related agreements, and in accordance with the terms and conditions thereof, on March 20, 2026, Jacobs completed the transaction to acquire from shareholders of PA Consulting all of the remaining issued share capital of PA Consulting ("PA Shares") owned by the PA Consulting shareholders (excluding shares already held by Jacobs and its affiliates). The Company acquired the PA Shares for an aggregate initial consideration of approximately £1.21 billion which was paid through a combination of approximately £997.6 million in cash (net of certain PA Consulting shareholder expenses) and 2,043,537 newly issued shares of Jacobs' common stock, par value $1.00 per share (“Company Common Stock”). Jacobs funded the cash portion of the upfront consideration through a combination of cash-on-hand and incremental debt proceeds as discussed above. Also, on March 20, 2028, the Company will pay an additional £75 million in consideration with shares of Company Common Stock, cash or a combination thereof (as determined by the Company in its sole discretion), with accruals associated with this additional consideration reflected in Other deferred liabilities on the Consolidated Balance Sheet as of March 27, 2026. The transactions described in this paragraph, are collectively referred to as the “PA Consulting Transaction”. As a result of the PA Consulting Transaction, the Company no longer carries Redeemable Noncontrolling Interests on the Jacobs Consolidated Financial Statements. See Note 15- PA Consulting Redeemable Noncontrolling Interests for more discussion on the transaction and Note 12- Borrowings for more discussion on the financing for the transaction.
We believe we have adequate liquidity and capital resources to fund our projected cash requirements for acquisitions including remaining amounts payable associated with the PA Consulting Transaction as well as financing activities such as debt servicing, share buybacks and dividends for the next twelve months based on the liquidity provided by our cash and cash equivalents on hand, our borrowing capacity and our continuing cash generated from operations.
We were in compliance with all of our debt covenants at March 27, 2026.

Supplemental Obligor Group Financial Information
On February 16, 2023, Jacobs Engineering Group Inc. ("JEGI"), a wholly-owned subsidiary of Jacobs Solutions Inc. (together, the "Obligor Group"), completed an offering of $500.0 million aggregate principal amount of 5.90% Bonds, due 2033 (the "5.90% Bonds") and on August 18, 2023, completed an offering of $600.0 million aggregate principal amount of 6.35% Bonds, due 2028 (the "6.35% Bonds"). The 5.90% Bonds and 6.35% Bonds are fully and unconditionally guaranteed by the Company. The 5.90% Bonds and the 6.35% Bonds and the respective guarantees thereof were offered pursuant to prospectus supplements, dated February 13, 2023 and August 15, 2023, respectively, to the prospectus dated February 6, 2023, that forms a part of the Company and JEGI’s automatic shelf registration statement on Form S-3ASR (File Nos. 333-269605 and 333-269605-01, respectively) previously filed with the SEC.
On March 3, 2026, the Company completed an offering of $800.0 million aggregate principal amount of 4.75% Bonds due 2031 (the "4.75% Bonds") and $500.0 million aggregate principal amount of 5.375% Bonds due 2036 (the "5.375% Bonds"). The 4.75% Bonds and 5.375% Bonds are fully and unconditionally guaranteed by JEGI. The 4.75% Bonds and the 5.375% Bonds, and the guarantees thereof were offered pursuant to a prospectus supplements dated February 24, 2026, to the prospectus dated February 2, 2026, that forms a part of the Company and JEGI’s automatic shelf registration statement on Form S-3ASR (File No. 333-293127 and 333-293127-01, respectively) previously filed with the SEC.
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

Six Months Ended
(in thousands)	March 27, 2026
Summarized Statement of Earnings Data
Revenue	$2,155,276
Direct Costs	$1,795,774
Selling, General and Administrative Expenses	$207,132
Net loss attributable to Guarantor Subsidiaries from continuing operations	$61,302
Noncontrolling interests	$(1,068)

(in thousands)	March 27, 2026	September 26, 2025
Summarized Balance Sheet Data
Current assets, less receivables from Non-Guarantor Subsidiaries	$1,091,247	$938,319
Current receivables from Non-Guarantor Subsidiaries	$616,833	$749,475
Noncurrent assets, less noncurrent receivables from Non-Guarantor Subsidiaries	$570,375	$642,464
Noncurrent receivables from Non-Guarantor Subsidiaries	$504,830	$563,682
Current liabilities	$906,500	$1,006,916
Long-term Debt	$4,084,220	$2,236,456
Other Noncurrent liabilities, less amounts payable to Non-Guarantor Subsidiaries	$332,271	$250,106
Noncurrent liabilities to Non-Guarantor Subsidiaries	$988,149	$1,110,155
Noncontrolling interests	$10	$5
Accumulated deficit	$(3,527,865)	$(1,709,698)

Item 3.     Quantitative and Qualitative Disclosures About Market Risk.
We do not enter into derivative financial instruments for trading, speculation or other similar purposes that would expose the Company to market risk. In the normal course of business, our results of operations are exposed to risks associated with fluctuations in interest rates and currency exchange rates.
Interest Rate Risk
Please see the Note 12- Borrowings in Notes to Consolidated Financial Statements appearing under Part I, Item 1 of this Quarterly Report on Form 10-Q, which is incorporated herein by reference, for a discussion of the JSI Revolving Credit Facility, 2026 Term Loan Facility and Note Purchase Agreement.
Our JSI Revolving Credit Facility, 2026 Term Loan Facility and certain other debt obligations are subject to variable rate interest which could be adversely affected by an increase in interest rates. As of March 27, 2026, we had an aggregate of $1.71 billion in outstanding borrowings under our JSI Revolving Credit Facility and 2026 Term Loan Facility. Interest on amounts borrowed under these agreements is subject to adjustment based on the Company’s Consolidated Leverage Ratio (as defined in the credit agreements governing the JSI Revolving Credit Facility and the 2026 Term Loan Facility). Depending on the Company’s Consolidated Leverage Ratio, borrowings denominated in U.S. dollars under the JSI Revolving Credit Facility bear interest at a SOFR rate plus a margin of between 0.875% and 1.625% or a base rate plus a margin of between 0% and 0.625% including applicable margins. The three-year borrowings under the 2026 Term Loan Facility will bear interest at a SOFR rate plus a margin of between 0.75% and1.50% or a base rate plus a margin of between 0% and 0.50%. The five-year borrowings under the 2026 Term Loan Facility will bear interest at a SOFR rate plus a margin of between 0.875% and 1.625% or a base rate plus a margin of between 0% and 0.625%. Additionally, our 5.90% Bonds due 2033 have interest rates subject to potential increases relating to certain ESG metrics as stipulated in the related agreements and as discussed in Note 12- Borrowings.
However, as discussed in Note 17- Commitments and Contingencies and Derivative Financial Instruments, we are party to a swap agreement with a notional value of $200.0 million to convert the variable rate interest based liabilities associated with a corresponding amount of our debt into fixed interest rate liabilities, leaving $1.51 billion in principal amount subject to variable interest rate risk.
For the six months ended March 27, 2026, our weighted average floating rate borrowings that are subject to floating rate exposure were approximately $1.21 billion. If floating interest rates had increased by 1.00%, our interest expense for the six months ended March 27, 2026 would have increased by approximately $6.1 million.
Foreign Currency Risk
In situations where the Company incurs costs in currencies other than our functional currency, we sometimes enter into foreign exchange contracts to limit our exposure to fluctuating foreign currencies. We follow the provisions of ASC 815, Derivatives and Hedging in accounting for our derivative contracts. The Company has $1.9 billion in notional value of exchange rate sensitive instruments at March 27, 2026. In addition, on January 5, 2026, in connection with the PA Consulting Transaction, the Company entered into a foreign exchange contract with a notional value of $1.31 billion with an offsetting hedge entered into on March 12, 2026 with a notional value of $60.1 million, both of which were subsequently settled before March 27, 2026 . See Note 17- Commitments and Contingencies and Derivative Financial Instruments for discussion.

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
The Company’s management, with the participation of its Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), evaluated the effectiveness of the Company’s disclosure controls and procedures as defined by Rule 13a-15(e) of the Exchange Act defined above, as of March 27, 2026, the end of the period covered by this Quarterly Report on Form 10-Q (the “Evaluation Date”). Based on that evaluation, the Company’s management, with the participation of the Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer) concluded that the Company’s disclosure controls and procedures, as of the Evaluation Date, were effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
There were no changes to our internal control over financial reporting which were identified in connection with the evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act during the quarter ended March 27, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds.
On March 20, 2026, as part of the consideration for the PA Consulting Transaction, the Company issued 2,043,537 shares of Company Common Stock to certain PA Shareholders in reliance on the exemption from registration provided by Section 3(a)(10) of the Securities Act, and to others in reliance on the exemption from the registration requirements of the Securities Act by virtue of Section 4(a)(2) of the Securities Act and/or Rule 506 of Regulation D.
Share Repurchases
On January 30, 2025, the Company's Board of Directors authorized an incremental share repurchase program of up to $1.5 billion of the Company's common stock, to expire on January 30, 2028 (the "2025 Repurchase Authorization"). At March 27, 2026, the Company had $746.4 million remaining under the 2025 Repurchase Authorization.
An aggregate summary of repurchases of the Company’s common stock made during the second quarter of fiscal 2026 under the 2025 Share Repurchase Authorization follows:

Period	Total Number of Shares Purchased	Average Price Paid Per Share (1)	Total Number of Shares Purchased under the 2025 Repurchase Authorizations	Approximate Dollar Value of Shares that May Yet Be Purchased Under the 2025 Repurchase Authorizations
December 27, 2025 - January 23, 2026	161,721	$138.70	161,721	$943,772,913
January 24, 2026 - February 20, 2026	976,252	$135.81	976,252	$811,192,340
February 21, 2026 - March 27, 2026	476,868	$135.78	476,868	$746,440,839
Total	1,614,841		1,614,841

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

Grant of Transaction Bonus

On April 29, 2026, the Human Resource and Compensation Committee of Jacobs' Board of Directors approved a special, one-time cash bonus in the amount of $250,000 for Shannon Miller, our President, Strategy, Growth & Digital, in recognition of her effort to successfully lead the acquisition activities related to the PA Consulting Transaction, which closed in March 2026.

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

4.1
Third Supplemental Indenture, dated as of March 3, 2026, among the Company, Jacobs Engineering Group Inc. and U.S. Bank Trust Company, N.A.. Filed as Exhibit 4.2 to the Registrant's Current Report on Form 8-K on March 3, 2026 and incorporated herein by reference.

4.2
Form of the 4.750% Senior Notes due 2031, including the related Guarantee. Filed as part of Exhibit 4.2 to the Registrant's Current Report on Form 8-K on March 3, 2026 and incorporated herein by reference.

4.3
Form of the 5.375% Senior Notes due 2036, including the related Guarantee . Filed as part of Exhibit 4.2 to the Registrant's Current Report on Form 8-K on March 3, 2026 and incorporated herein by reference.

10.1
Credit Agreement, dated as of March 16, 2026, among Jacobs Solutions Inc., Jacobs Engineering Group Inc., certain of its wholly-owned subsidiaries as borrowers from time to time, the lenders party thereto, Bank of America, N.A., as administrative agent. Filed as Exhibit 10.1 to the Registrant's Current Report on Form 8-K on March 17, 2026 and incorporated herein by reference.

10.2
Term Loan Agreement, dated as of March 16, 2026, among Jacobs Solutions Inc., Jacobs Engineering Group Inc., the lenders party thereto, and Bank of America, N.A., as administrative agent. Filed as Exhibit 10.2 to the Registrant's Current Report on Form 8-K on March 17, 2026 and incorporated herein by reference.

10.3#†	Jacobs Solutions Inc. Executive Severance Plan, as amended and restated effective January 30, 2026.
22.1	Subsidiary Issuers of Guaranteed Securities. Filed as Exhibit 22.1 to the Registrant’s Quarterly Report on Form 10-Q for the third quarter of fiscal 2024 and incorporated herein by reference.
31.1†	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
31.2†	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
32.1†	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2†	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101
The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 27, 2026, formatted in Inline XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Earnings, (iii) Consolidated Statements of Comprehensive Income (Loss), (iv) Consolidated Statements of Stockholders’ Equity, (v) Consolidated Statements of Cash Flows and (vi) Notes to Consolidated Financial Statements, tagged as blocks of text and including detailed tags.

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 27, 2026 (formatted as Inline XBRL and contained in Exhibit 101).

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
JACOBS SOLUTIONS INC.

By:	/s/ Venk Nathamuni
Venk Nathamuni
Chief Financial Officer
(Principal Financial Officer)

Date:	May 5, 2026