Form 10-Q
period 2026-06-26
JACOBS SOLUTIONS INC.
filed 2026-08-04
CIK 52988

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark one)
☒    Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 26, 2026
☐    Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check-mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes   ☒  No
Number of shares of common stock outstanding at July 24, 2026: 117,038,611

JACOBS SOLUTIONS INC.

Part I - FINANCIAL INFORMATION
Item 1.    Financial Statements.

JACOBS SOLUTIONS INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share information)

	June 26, 2026	September 26, 2025
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$1,172,914	$1,235,448
Receivables and contract assets	3,760,646	2,989,067
Prepaid expenses and other	149,764	134,804
Investment in equity securities	6,198	—
Total current assets	5,089,522	4,359,319
Property, Equipment and Improvements, net	311,566	311,872
Other Noncurrent Assets:
Goodwill	4,756,461	4,780,818
Intangibles, net	604,199	717,670
Deferred income tax assets	249,428	325,814
Operating lease right-of-use assets	310,816	289,101
Miscellaneous	421,710	467,941
Total other noncurrent assets	6,342,614	6,581,344
	$11,743,702	$11,252,535
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$1,777,936	$1,261,489
Accrued liabilities	1,040,176	1,037,754
Operating lease liabilities	114,698	111,040
Contract liabilities	1,020,485	940,616
Total current liabilities	3,953,295	3,350,899
Long-term debt	3,579,376	2,236,456
Liabilities relating to defined benefit pension and retirement plans	258,019	272,069
Deferred income tax liabilities	142,059	151,821
Long-term operating lease liabilities	360,589	362,361
Other deferred liabilities	199,716	212,330
Total other noncurrent liabilities	4,539,759	3,235,037
Commitments and Contingencies
Redeemable Noncontrolling interests	—	1,018,694
Stockholders’ Equity:
Capital stock:
Preferred stock, $1 par value, authorized - 1,000,000 shares; issued and outstanding - none	—	—
Common stock, $1 par value, authorized - 240,000,000 shares; issued and outstanding - 117,132,889 shares and 119,081,294 shares as of June 26, 2026 and September 26, 2025, respectively	117,133	119,081
Additional paid-in capital	2,933,533	2,706,376
Retained earnings	946,455	1,525,760
Accumulated other comprehensive loss	(732,632)	(710,410)
Total Jacobs stockholders’ equity	3,264,489	3,640,807
Noncontrolling interests	(13,841)	7,098
Total Group stockholders’ equity	3,250,648	3,647,905
	$11,743,702	$11,252,535
See the accompanying Notes to Consolidated Financial Statements – Unaudited.

JACOBS SOLUTIONS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS
Three and Nine Months Ended June 26, 2026 and June 27, 2025
(In thousands, except per share information)
(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	June 26, 2026	June 27, 2025	June 26, 2026	June 27, 2025
Revenues	$4,076,410	$3,031,768	$11,064,572	$8,875,139
Direct cost of contracts	(3,265,707)	(2,273,358)	(8,693,726)	(6,657,118)
Gross profit	810,703	758,410	2,370,846	2,218,021
Selling, general and administrative expenses	(524,000)	(523,396)	(1,932,758)	(1,565,942)
Operating Profit	286,703	235,014	438,088	652,079
Other Income (Expense):
Interest income	8,306	8,297	25,235	27,478
Interest expense	(54,652)	(37,051)	(129,981)	(110,451)
Loss on extinguishment of debt	—	—	—	(20,510)
Miscellaneous income (expense), net	890	38,844	(16,480)	(194,523)
Total other (expense) income, net	(45,456)	10,090	(121,226)	(298,006)
Earnings from Continuing Operations Before Taxes	241,247	245,104	316,862	354,073
Income Tax Expense from Continuing Operations	(104,635)	(53,752)	(132,656)	(161,477)
Net Earnings of the Group from Continuing Operations	136,612	191,352	184,206	192,596
Net Loss of the Group from Discontinued Operations, net of tax	(806)	(1,629)	(3,142)	(8,180)
Net Earnings of the Group	135,806	189,723	181,064	184,416
Net Loss (Earnings) Attributable to Noncontrolling Interests from Continuing Operations	747	(4,442)	9,170	1,209
Net (Earnings) Loss Attributable to Redeemable Noncontrolling Interests	—	(5,676)	25,943	(18,539)
Net Earnings Attributable to Jacobs from Continuing Operations	137,359	181,234	219,319	175,266
Net Loss Attributable to Jacobs from Discontinued Operations	(806)	(1,629)	(3,142)	(8,180)
Net Earnings Attributable to Jacobs	$136,553	$179,605	$216,177	$167,086
Net Earnings Per Share:
Basic Net Earnings from Continuing Operations Per Share	$1.17	$1.56	$1.98	$1.54
Basic Net Loss from Discontinuing Operations Per Share	$(0.01)	$(0.01)	$(0.03)	$(0.07)
Basic Earnings Per Share	$1.16	$1.55	$1.95	$1.47

Diluted Net Earnings from Continuing Operations Per Share	$1.16	$1.56	$1.96	$1.53
Diluted Net Loss from Discontinuing Operations Per Share	$(0.01)	$(0.01)	$(0.03)	$(0.07)
Diluted Earnings Per Share	$1.15	$1.55	$1.94	$1.46
See the accompanying Notes to Consolidated Financial Statements - Unaudited.

JACOBS SOLUTIONS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
Three and Nine Months Ended June 26, 2026 and June 27, 2025
(In thousands)
(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	June 26, 2026	June 27, 2025	June 26, 2026	June 27, 2025
Net Earnings of the Group	$135,806	$189,723	$181,064	$184,416
Other Comprehensive (Loss) Income:
Foreign currency translation adjustments	(10,201)	136,829	(24,612)	40,721
Change in cash flow hedges	(626)	(3,357)	(2,931)	(3,765)
Change in pension plan liabilities	(9,398)	(15,721)	3,590	1,783
Other Comprehensive (Loss) Income Before Taxes	(20,225)	117,751	(23,953)	38,739
Income Tax Benefit (Expense):
Foreign currency translation adjustments	—	4,558	—	4,558
Cash flow hedges	160	856	748	1,107
Change in pension plan liabilities	3,116	(762)	983	(2,594)
Income Tax Benefit:	3,276	4,652	1,731	3,071
Net Other Comprehensive (Loss) Income	(16,949)	122,403	(22,222)	41,810
Net Comprehensive Income of the Group	118,857	312,126	158,842	226,226
Net Loss (Earnings) Attributable to Noncontrolling Interests	747	(4,442)	9,170	1,209
Net (Earnings) Loss Attributable to Redeemable Noncontrolling Interests	—	(5,676)	25,943	(18,539)
Net Comprehensive Income Attributable to Jacobs	$119,604	$302,008	$193,955	$208,896

See the accompanying Notes to Consolidated Financial Statements - Unaudited.

JACOBS SOLUTIONS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
For the Three Months Ended June 26, 2026 and June 27, 2025
(In thousands)
(Unaudited)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Jacobs Stockholders’ Equity	Noncontrolling Interests	Total Group Stockholders’ Equity
Balances at March 28, 2025	$120,379	$2,699,690	$1,824,418	$(780,043)	$3,864,444	$8,716	$3,873,160
Net Earnings			179,605		179,605	4,442	184,047
Foreign currency translation adjustments, net of deferred taxes of $(4,558)	—	—	—	141,387	141,387	—	141,387
Pension plan liability, net of deferred taxes of $762	—	—	—	(16,483)	(16,483)	—	(16,483)
Change in cash flow hedges, net of deferred taxes of $(856)	—	—	—	(2,501)	(2,501)	—	(2,501)
Dividends	—	—	(39,731)	—	(39,731)	—	(39,731)
Dividend in kind	—	—	(159,266)	—	(159,266)	—	(159,266)
Redeemable noncontrolling interests redemption value adjustment	—	—	(59,540)	—	(59,540)	—	(59,540)
Repurchase and issuance of redeemable noncontrolling interests	—	—	1,450	—	1,450	—	1,450
Noncontrolling interests - distributions and other	—	—	—	—	—	(3,929)	(3,929)
Distribution adjustments relating to SpinCo Business	—	—	(1,955)	—	(1,955)	—	(1,955)
Stock based compensation	—	13,079	—	—	13,079	—	13,079
Issuances of equity securities including shares withheld for taxes	136	5,186	(2,945)	—	2,377	—	2,377
Repurchases of equity securities	(810)	(18,185)	(81,850)	—	(100,845)	—	(100,845)
Balances at June 27, 2025	$119,705	$2,699,770	$1,660,186	$(657,640)	$3,822,021	$9,229	$3,831,250

Balances at March 27, 2026	$118,191	$2,927,178	$963,173	$(715,683)	$3,292,859	$(8,370)	$3,284,489
Net Earnings (Loss)	—	—	136,553	—	136,553	(747)	135,806
Foreign currency translation adjustments	—	—	—	(10,201)	(10,201)	—	(10,201)
Pension plan liability, net of deferred taxes of $(3,116)	—	—	—	(6,282)	(6,282)	—	(6,282)
Change in cash flow hedges, net of deferred taxes of $(160)	—	—	—	(466)	(466)	—	(466)
Dividends	—	—	(42,479)	—	(42,479)	—	(42,479)
Redemption of redeemable noncontrolling interests relating to the PA Consulting Transaction	—	—	315	—	315	—	315
Noncontrolling interests - distributions and other	—	—	—	—	—	(4,724)	(4,724)
Stock based compensation	—	18,503	—	—	18,503	—	18,503
Issuances of equity securities including shares withheld for taxes	150	17,762	(11)	—	17,901	—	17,901
Repurchases of equity securities	(1,208)	(29,910)	(111,096)	—	(142,214)	—	(142,214)
Balances at June 26, 2026	$117,133	$2,933,533	$946,455	$(732,632)	$3,264,489	$(13,841)	$3,250,648
See the accompanying Notes to Consolidated Financial Statements – Unaudited.

JACOBS SOLUTIONS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
For the Nine Months Ended June 26, 2026 and June 27, 2025
(In thousands)
(Unaudited)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Jacobs Stockholders’ Equity	Noncontrolling Interests	Total Group Stockholders’ Equity
Balances at September 27, 2024	$124,084	$2,758,064	$2,366,769	$(699,450)	$4,549,467	$17,836	$4,567,303
Net Earnings (Loss)	—	—	167,086	—	167,086	(1,209)	165,877
Foreign currency translation adjustments, net of deferred taxes of $(4,558)	—	—	—	45,279	45,279	—	45,279
Pension liability, net of deferred taxes of $2,594	—	—	—	(811)	(811)	—	(811)
Change in cash flow hedges, net of deferred taxes of $(1,107)	—	—	—	(2,658)	(2,658)	—	(2,658)
Dividends	—	—	(79,625)	—	(79,625)	—	(79,625)
Dividend in kind			(159,266)	—	(159,266)	—	(159,266)
Redeemable noncontrolling interests redemption value adjustment	—	—	(68,031)	—	(68,031)	—	(68,031)
Repurchase of redeemable noncontrolling interests	—	—	2,531	—	2,531	—	2,531
Noncontrolling interests - distributions and other	—	—	—	—	—	(7,398)	(7,398)
Distribution adjustments relating to SpinCo Business	—	—	(24,600)	—	(24,600)	—	(24,600)
Stock based compensation	—	47,421	—	—	47,421	—	47,421
Issuances of equity securities including shares withheld for taxes	612	5,455	(7,592)	—	(1,525)	—	(1,525)
Repurchases of equity securities	(4,991)	(111,170)	(537,086)	—	(653,247)	—	(653,247)
Balances at June 27, 2025	$119,705	$2,699,770	$1,660,186	$(657,640)	$3,822,021	$9,229	$3,831,250

Balances at September 26, 2025	$119,081	$2,706,376	$1,525,760	$(710,410)	$3,640,807	$7,098	$3,647,905
Net Earnings (Loss)	—	—	216,177	—	216,177	(9,170)	207,007
Foreign currency translation adjustments	—	—	—	(24,612)	(24,612)	—	(24,612)
Pension liability, net of deferred taxes of $(983)	—	—	—	4,573	4,573	—	4,573
Change in cash flow hedges, net of deferred taxes of $(748)	—	—	—	(2,183)	(2,183)	—	(2,183)
Dividends	—	—	(122,698)	—	(122,698)	—	(122,698)
Redeemable noncontrolling interests redemption value adjustment	—	—	(129,413)	—	(129,413)	—	(129,413)
Repurchase and issuance of redeemable noncontrolling interests	—	—	219	—	219	—	219
Redemption of redeemable noncontrolling interests relating to the PA Consulting Transaction	—	—	(35,696)	—	(35,696)	—	(35,696)
Noncontrolling interests - distributions and other	—	—	—	—	—	(11,769)	(11,769)
Stock based compensation	—	56,882	—	—	56,882	—	56,882
Issuances of equity securities including shares withheld for taxes	2,649	277,299	(5,457)	—	274,491	—	274,491
Repurchases of equity securities	(4,597)	(107,024)	(502,437)	—	(614,058)	—	(614,058)
Balances at June 26, 2026	$117,133	$2,933,533	$946,455	$(732,632)	$3,264,489	$(13,841)	$3,250,648
See the accompanying Notes to Consolidated Financial Statements – Unaudited.

JACOBS SOLUTIONS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Nine Months Ended June 26, 2026 and June 27, 2025
(In thousands)
(Unaudited)

	For the Nine Months Ended
	June 26, 2026	June 27, 2025
Cash Flows from Operating Activities:
Net Earnings of the Group	$181,064	$184,416
Adjustments to reconcile net earnings to net cash flows provided by operations:
Depreciation and amortization:
Property, equipment and improvements	67,557	62,038
Intangible assets	105,511	115,946
Loss on extinguishment of debt	—	20,510
(Gain) loss on investment in equity securities	(6,198)	227,305
Stock based compensation	56,882	47,421
Equity in earnings of operating ventures, net of return on capital distributions	(4,960)	(503)
Loss (gain) on disposals of assets, net	1,010	(777)
Deferred income taxes	66,970	(53,794)
Changes in assets and liabilities:
Receivables and contract assets, net of contract liabilities	(594,961)	(225,280)
Prepaid expenses and other current assets	4,763	16,168
Miscellaneous other assets	68,218	49,570
Accounts payable	517,619	96,323
Accrued liabilities	(139,989)	(228,933)
Other deferred liabilities	18,569	10,192
Other, net	10,703	(16,983)
Net cash provided by operating activities	352,758	303,619
Cash Flows from Investing Activities:
Additions to property and equipment	(61,722)	(49,655)
Disposals of property and equipment and other assets	4,506	2,332
Capital contributions to equity investees, net of return of capital distributions	362	932
Net cash used for investing activities	(56,854)	(46,391)
Cash Flows from Financing Activities:
Proceeds from long-term borrowings	4,057,000	2,173,201
Repayments of long-term borrowings	(2,705,828)	(926,800)
Repayments of short-term borrowings	—	(656,981)
Debt issuance costs	(16,475)	(92)
Proceeds from issuances of common stock	26,177	25,467
Common stock repurchases	(614,058)	(653,247)
Taxes paid on vested restricted stock	(29,211)	(26,992)
Cash dividends to shareholders	(123,439)	(114,813)
Net dividends associated with noncontrolling interests	(11,743)	(7,440)
Repurchase of redeemable noncontrolling interests and related costs	(917,591)	(8,472)
Cash Impact from distribution of SpinCo Business	—	70,000
Net cash used for financing activities	(335,168)	(126,169)
Effect of Exchange Rate Changes	(8,575)	17,990
Net (decrease) increase in Cash and Cash Equivalents and Restricted Cash	(47,839)	149,049
Cash and Cash Equivalents, including Restricted Cash, at the Beginning of the Period	1,236,816	1,146,931
Cash and Cash Equivalents, including Restricted Cash, at the End of the Period	$1,188,977	$1,295,980

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
In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of our consolidated financial statements as of June 26, 2026, and for the three and nine months ended June 26, 2026.
Our interim results of operations are not necessarily indicative of the results to be expected for the full fiscal year.

JACOBS SOLUTIONS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

On January 2, 2026, Jacobs entered into an Implementation Deed (the “Implementation Deed”) with PA Consulting. Pursuant to the Implementation Deed and certain related agreements, and in accordance with the terms and conditions thereof, on March 20, 2026, Jacobs completed the transaction to acquire from shareholders of PA Consulting all of the remaining issued share capital of PA Consulting ("PA Shares") owned by the PA Consulting shareholders (excluding shares already held by Jacobs and its affiliates). The Company acquired the PA Shares for an aggregate initial consideration of approximately £1.21 billion which was paid through a combination of approximately £997.6 million in cash (net of certain PA Consulting shareholder expenses) and 2,043,537 newly issued shares of Jacobs' common stock, par value $1.00 per share (“Company Common Stock”). Also, in accordance with the terms of the Implementation Deed, in fiscal 2028, the Company is obligated to pay an additional £75 million in consideration with shares of Company Common Stock, cash or a combination thereof (as determined by the Company in its sole discretion), with accruals associated with this additional consideration reflected in Other deferred liabilities on the Consolidated Balance Sheet as of June 26, 2026. The transactions described in this paragraph, are collectively referred to as the “PA Consulting Transaction”. As a result of the PA Consulting Transaction, the Company no longer carries Redeemable Noncontrolling Interests on the Jacobs Consolidated Financial Statements. See Note 15- PA Consulting Redeemable Noncontrolling Interests for more discussion on the transaction and Note 12- Borrowings for more discussion on the financing for the transaction.
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

JACOBS SOLUTIONS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

4.    New Accounting Pronouncements
ASU 2026-02, Environmental Credits and Environmental Credit Obligations (Topic 818), clarifies the accounting treatment and reporting standards of environmental credits and environmental credit obligations. The amendments in this update are effective for annual reporting periods beginning after December 15, 2027, and interim reporting periods within those annual reporting periods, with early adoption permitted. ASU 2026-02 will be effective for the Company in first quarter of fiscal 2029. The Company is evaluating the impact of this guidance on its consolidated financial statements and related disclosures.
ASU 2025-12, Accounting Standards Codification ("Codification") Improvements, represents changes to the Codification that clarify, correct errors or make minor improvements to U.S. GAAP. The amendments in this update are effective for annual reporting periods beginning after December 15, 2026, and interim periods within those annual reporting periods, with early adoption permitted. ASU 2025-12 will be effective for the Company in first quarter of fiscal 2028. The Company does not expect that the application of this standard will have a material impact on its consolidated financial statements and related disclosures.
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
ASU 2025-05, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets, provides all entities with a practical expedient option when estimating expected credit losses for current accounts receivable and current contract assets arising from transactions accounted for under Topic 606. The amendments in this update are effective for annual reporting periods beginning after December 15, 2025, including interim periods within those annual periods, with early adoption permitted. ASU 2025-05 will be effective for the Company in first quarter of fiscal 2027. The Company does not expect that the application of this standard will have a material impact on its consolidated financial statements and related disclosures.
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

JACOBS SOLUTIONS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, provides qualitative and quantitative updates to the Company's effective income tax rate reconciliation and income taxes paid disclosures, among others, in order to enhance the transparency of income tax disclosures, including consistent categories and greater disaggregation of information in the rate reconciliation and disaggregation by jurisdiction of income taxes paid. The amendments in ASU 2023-09 are effective for fiscal years beginning after December 15, 2024. ASU 2023-09 will be effective for the Company in the fourth quarter of fiscal 2026 and we plan to adopt the standard on a prospective basis. This ASU will impact our income tax disclosures, but not our financial position or results of operations.
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
The following table further disaggregates our revenue by geographic area for the three and nine months ended June 26, 2026 and June 27, 2025 (in thousands):

	Three Months Ended		Nine Months Ended
	June 26, 2026	June 27, 2025	June 26, 2026	June 27, 2025
Revenues:
United States	$2,808,323	$1,862,762	$7,311,029	$5,471,774
Europe	792,291	726,478	2,380,490	2,136,581
Canada	63,624	66,341	183,616	180,491
Asia	35,152	36,827	103,573	105,599
India	37,901	50,691	108,781	132,138
Australia and New Zealand	186,403	139,696	512,390	410,239
Middle East and Africa	152,716	148,973	464,693	438,317
Total	$4,076,410	$3,031,768	$11,064,572	$8,875,139
Contract Liabilities
Contract liabilities represent amounts billed to clients in excess of revenue recognized to date. Revenue recognized for the three and nine months ended June 26, 2026 that was previously included in the contract liability balance on September 26, 2025 was $86.2 million and $704.6 million, respectively. Revenue recognized for the three and nine months ended June 27, 2025 that was included in the contract liability balance on September 27, 2024 was $97.0 million and $680.0 million, respectively.

JACOBS SOLUTIONS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

Remaining Performance Obligations
The Company’s remaining performance obligations as of June 26, 2026 represent a measure of the total dollar value of work to be performed on contracts awarded and in progress. The Company had approximately $22.2 billion in remaining performance obligations as of June 26, 2026. The Company expects to recognize approximately 45% of its remaining performance obligations into revenue within the next twelve months and the remaining 55% thereafter. The majority of the remaining performance obligations after the first twelve months are expected to be recognized over a four-year period.
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

JACOBS SOLUTIONS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

The following table reconciles the numerator and denominator used to compute basic EPS to the numerator and denominator used to compute diluted EPS for the three and nine months ended June 26, 2026 and June 27, 2025 (in thousands):

	Three Months Ended		Nine Months Ended
	June 26, 2026	June 27, 2025	June 26, 2026	June 27, 2025
Numerator for Basic and Diluted EPS:
Net Earnings Attributable to Jacobs from Continuing Operations	$137,359	$181,234	$219,319	$175,266
Redeemable Noncontrolling interests redemption value adjustment (See Note 15- PA Consulting Redeemable Noncontrolling Interests)	—	6,605	13,480	12,417
Net Earnings from continuing operations allocated to common stock for EPS calculation	$137,359	$187,839	$232,799	$187,683

Net Loss from discontinued operations allocated to common stock for EPS calculation	$(806)	$(1,629)	$(3,142)	$(8,180)

Net Earnings allocated to common stock for EPS calculation	$136,553	$186,210	$229,657	$179,503

Denominator for Basic and Diluted EPS:

Shares used for calculating basic EPS attributable to common stock	117,745	120,084	117,867	122,132

Effect of dilutive securities:
Stock compensation plans	1,153	407	619	450

Shares used for calculating diluted EPS attributable to common stock	118,898	120,491	118,486	122,582

Net Earnings Per Share:
Basic Net Earnings from Continuing Operations Per Share	$1.17	$1.56	$1.98	$1.54
Basic Net Loss from Discontinuing Operations Per Share	$(0.01)	$(0.01)	$(0.03)	$(0.07)
Basic Earnings Per Share	$1.16	$1.55	$1.95	$1.47
Diluted Net Earnings from Continuing Operations Per Share	$1.16	$1.56	$1.96	$1.53
Diluted Loss from Discontinuing Operations Per Share	$(0.01)	$(0.01)	$(0.03)	$(0.07)
Diluted Earnings Per Share	$1.15	$1.55	$1.94	$1.46

Note: Per share amounts may not add due to rounding.

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
On January 30, 2025, the Company's Board of Directors authorized an incremental share repurchase program of up to $1.5 billion of the Company's common stock (exclusive of any related taxes, fees or similar expenses), to expire on January 30, 2028 (the "2025 Repurchase Authorization"). At June 26, 2026, the Company had $618.8 million remaining under the 2025 Repurchase Authorization.

The following table summarizes repurchase activity for fiscal 2026 under the 2025 Repurchase Authorization through the third fiscal quarter of 2026:

Amount Authorized (2025 Repurchase Authorization)	Average Price Per Share (1)	Total Shares Repurchased and Retired
$1,500,000,000	$133.58	4,597,096
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

Cash Dividends
On July 30, 2026, the Company’s Board of Directors declared a quarterly dividend of $0.36 per share of the Company’s common stock to be paid on September 18, 2026, to shareholders of record on the close of business on August 21, 2026. Future dividend declarations are subject to review and approval by the Company’s Board of Directors. Dividends paid through the third fiscal quarter of 2026 and the preceding fiscal year are as follows:

Declaration Date	Record Date	Payment Date	Cash Amount (per share)
April 30, 2026	May 22, 2026	June 19, 2026	$0.36
January 29, 2026	February 20, 2026	March 20, 2026	$0.36
November 18, 2025	December 2, 2025	December 19, 2025	$0.32
July 31, 2025	August 22, 2025	September 19, 2025	$0.32
April 30, 2025	May 23, 2025	June 20, 2025	$0.32
January 30, 2025	February 21, 2025	March 21, 2025	$0.32
September 26, 2024	October 25, 2024	November 22, 2024	$0.29

JACOBS SOLUTIONS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

7.    Goodwill and Intangibles
The carrying value of goodwill appearing in the accompanying Consolidated Balance Sheets at June 26, 2026 and September 26, 2025 was as follows (in thousands):

	Infrastructure & Advanced Facilities	PA Consulting	Total
Balance September 26, 2025	$3,351,490	$1,429,328	$4,780,818
Foreign currency translation adjustments and other	(2,727)	(21,630)	(24,357)
Balance June 26, 2026	$3,348,763	$1,407,698	$4,756,461
The following table provides certain information related to the Company’s acquired intangibles in the accompanying Consolidated Balance Sheets at June 26, 2026 and September 26, 2025 (in thousands):

	Customer Relationships, Contracts and Backlog	Developed Technology	Trade Names	Total
Balance September 26, 2025	$521,275	$19,524	$176,871	$717,670
Amortization	(86,964)	(7,292)	(11,255)	(105,511)
Foreign currency translation adjustments and other	(5,500)	(6)	(2,454)	(7,960)
Balance June 26, 2026	$428,811	$12,226	$163,162	$604,199
The following table presents estimated amortization expense of intangible assets for the remainder of fiscal 2026 and for the succeeding years.

Fiscal Year	(in millions)
2026	$33.1
2027	107.7
2028	97.3
2029	97.3
2030	75.3
2031	56.1
Thereafter	137.4
Total	$604.2

JACOBS SOLUTIONS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

8.    Receivables and Contract Assets
The following table presents the components of receivables and contract assets appearing in the accompanying Consolidated Balance Sheets at June 26, 2026 and September 26, 2025, as well as certain other related information (in thousands):

	June 26, 2026	September 26, 2025
Components of receivables and contract assets:
Amounts billed, net	$1,661,062	$1,386,253
Unbilled receivables and other	1,342,810	1,115,286
Contract assets	756,774	487,528
Total receivables and contract assets, net	$3,760,646	$2,989,067
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
9.     Accumulated Other Comprehensive Income (Loss)
The following table presents the Company's roll forward of accumulated other comprehensive loss after-tax as of June 26, 2026 (in thousands):

	Change in Net Pension Obligation	Foreign Currency Translation Adjustments	Gain/(Loss) on Cash Flow Hedges (1)	Total
Balance at September 26, 2025	$(372,910)	$(373,969)	$36,469	$(710,410)
Other comprehensive income (loss)	3,525	(24,612)	2,995	(18,092)
Reclassifications from accumulated other comprehensive loss	1,048	—	(5,178)	(4,130)
Balance at June 26, 2026	$(368,337)	$(398,581)	$34,286	$(732,632)

(1) Included in the Company’s cumulative net unrealized gains from interest rate and cross currency swaps recorded in accumulated other comprehensive loss as of June 26, 2026 were approximately $6.8 million in unrealized gains, net of taxes, which are expected to be realized in earnings during the twelve months subsequent to June 26, 2026.

JACOBS SOLUTIONS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

10.    Income Taxes

The Company’s effective tax rates from continuing operations for the three months ended June 26, 2026 and June 27, 2025 were 43.4% and 21.9%, respectively. Significant items contributing to differences between the statutory U.S. federal corporate tax rate of 21.0% and the Company's effective tax rate for the three-month period ended June 26, 2026 included $35.8 million of non-deductible expenses associated with the PA Consulting Transaction on March 20, 2026, $9.9 million of U.S. state income taxes and $6.3 million of U.S. tax on foreign earnings. These items are expected to have a continuing impact on the Company's effective tax rate for the remainder of the fiscal year.

The most significant items contributing to the difference between the statutory U.S. federal corporate tax rate of 21.0% and the Company's effective tax rate of 21.9% for the three-month period ended June 27, 2025 were related to U.S. state income tax expense and U.S. tax on foreign earnings, partly offset by additional research and development credits claimed on the U.S. federal tax return.

The Company’s effective tax rates from continuing operations for the nine months ended June 26, 2026 and June 27, 2025 were 41.9% and 45.6%, respectively. Significant items contributing to the difference between the statutory U.S. federal corporate tax rate of 21.0% and the Company's effective tax rate for the nine-month period ended June 26, 2026 included unfavorable tax impacts of $47.0 million of non-deductible expenses associated with the PA Consulting Transaction on March 20, 2026, $12.7 million of U.S. state income taxes and $9.0 million of U.S. tax on foreign earnings. These items are expected to have a continuing impact on the Company's effective tax rate for the remainder of the fiscal year.

The most significant item contributing to the difference between the statutory U.S. federal corporate tax rate of 21% and the Company's effective tax rate of 45.6% for the nine-month period ended June 27, 2025 were related to $63.1 million in unfavorable tax impacts associated with the non-deductibility of losses from the Company's investment in Amentum stock, as well as U.S. state income tax expense and U.S. tax on foreign earnings, partly offset by additional research and development credits claimed on the U.S. federal tax return.

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
11.    Joint Ventures, VIEs and Other Investments
For the Company's consolidated variable interest entities ("VIE") joint ventures, the carrying value of assets and liabilities was $104.0 million and $129.1 million, respectively, as of June 26, 2026 and $163.4 million and $144.7 million, respectively, as of September 26, 2025. There are no consolidated VIEs that have debt or credit facilities.
For the Company's proportionate consolidated VIEs, the carrying value of assets and liabilities was $151.5 million and $127.4 million, respectively, as of June 26, 2026, and $143.9 million and $131.9 million, respectively, as of September 26, 2025.

JACOBS SOLUTIONS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

The carrying values of our investments in equity method joint ventures in the Consolidated Balance Sheets (reported in Other Noncurrent Assets: Miscellaneous) as of June 26, 2026 and September 26, 2025 were $40.6 million and $36.3 million, respectively. Additionally, net income from equity method joint ventures (reported in Revenue) was $2.6 million and $2.6 million, respectively, during the three months ended June 26, 2026 and June 27, 2025, with $9.5 million and $6.1 million respectively, for the corresponding nine month periods. As of June 26, 2026, the Company's equity method investment carrying values do not include material amounts exceeding their share of the respective joint ventures' reported net assets.
Accounts receivable from unconsolidated joint ventures accounted for under the equity method was $40.9 million and $13.6 million as of June 26, 2026 and September 26, 2025, respectively.
12.    Borrowings
At June 26, 2026 and September 26, 2025, long-term debt consisted of the following (principal amounts in thousands):

	Interest Rate	Maturity	June 26, 2026	September 26, 2025
JSI Revolving Credit Facility	Benchmark + applicable margin (1)	March 2031	$—	$—
2026 Term Loan Facility - Three-year	Benchmark + applicable margin (2)	March 2029	700,000	—
2026 Term Loan Facility - Five-year	Benchmark + applicable margin (3)	March 2031	500,000	—
Revolving Credit Facility	Benchmark + applicable margin (4)	February 2028	—	395,000
2025 Term Loan Facility - USD Portion	Benchmark + applicable margin (5)	March 2027	—	200,000
2025 Term Loan Facility - GBP Portion	Benchmark + applicable margin (5)	March 2027	—	550,261
Fixed-rate:
5.9% Bonds, due 2033	5.9% (6)	March 2033	500,000	500,000
6.35% Bonds, due 2028	6.35%	August 2028	600,000	600,000
5.375% Bonds, due 2036	5.375%	March 2036	500,000	—
4.75% Bonds, due 2031	4.75%	March 2031	800,000	—

Less: Deferred Financing Fees			(20,624)	(8,805)
Total Long-term debt, net			$3,579,376	$2,236,456
(1)The U.S. dollar denominated borrowings under the JSI Revolving Credit Facility (as defined below) bear interest at either a SOFR rate plus a margin of between 0.875% and 1.625% or a base rate plus a margin of between 0%  and 0.625% depending on the Company’s Consolidated Leverage Ratio or Debt Rating (each as defined in the JSI Revolving Credit Facility). The applicable SOFR rate including applicable margins at June 26, 2026 was approximately 4.99%. There were no amounts drawn as of June 26, 2026.
(2)The borrowings under the 2026 Term Loan Facility - three-year bear interest at either a SOFR rate plus a margin of between 0.750% and 1.500% or a base rate plus a margin of between 0% and 0.500% depending on the Company’s Consolidated Leverage Ratio or Debt Rating. The applicable SOFR rate including applicable margins for borrowings denominated in U.S. dollars at June 26, 2026 was approximately 4.89%.
(3)The borrowings under the 2026 Term Loan Facility- five-year bear interest at either a SOFR rate plus a margin of between 0.875% and 1.625% or a base rate plus a margin of between 0% and 0.625% depending on the Company’s Consolidated Leverage Ratio or Debt Rating. The applicable SOFR rate including applicable margins for borrowings denominated in U.S. dollars at June 26, 2026 was approximately 5.01%.
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
The following table presents the estimated fair value of each outstanding bond based on Level 2 inputs as of June 26, 2026 (in thousands):

Bond	Estimated Fair Value
5.9% Bonds, due 2033	$511,845
6.35% Bonds, due 2028	$617,376
5.375% Bonds, due 2036	$486,495
4.75% Bonds, due 2031	$787,448
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
We were in compliance with the covenants under the JSI Revolving Credit Facility and 2026 Term Loan Facility at June 26, 2026.
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
6.35% Bonds, due 2028
On August 18, 2023, JEGI completed an offering of $600.0 million aggregate principal amount of 6.35% Bonds due 2028 (the “6.35% Bonds”). The 6.35% Bonds are fully and unconditionally guaranteed by the Company (the “6.35% Bonds Guarantee”). The 6.35% Bonds and the 6.35% Bonds Guarantee were offered pursuant to a prospectus supplement, dated August 15, 2023, to the prospectus dated February 6, 2023, that forms a part of the Company and JEGI’s automatic shelf registration statement on Form S-3ASR previously filed with the SEC, and were issued pursuant to the Indenture, as amended and supplemented by the Second Supplemental Indenture, dated as of August 18, 2023 (the “Second Supplemental Indenture”). Interest on the 6.35% Bonds is payable semi-annually in arrears on each February 18 and August 18, until maturity. The 6.35% Bonds will bear interest at a rate of 6.35% per annum and will mature on August 18, 2028.

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
4.75% Bonds, due 2031 and 5.375% Bonds, due 2036
On March 3, 2026, the Company completed an offering of $800.0 million aggregate principal amount of 4.75% Bonds due 2031 (the "4.75% Bonds") and $500.0 million aggregate principal amount of 5.375% Bonds due 2036 (the "5.375% Bonds"). The 4.75% Bonds and 5.375% Bonds are fully and unconditionally guaranteed by JEGI (the “Guarantees”). The 4.75% Bonds and 5.375% Bonds, and the Guarantees were offered pursuant to a prospectus supplement, dated February 24, 2026, to the prospectus dated February 2, 2026, that forms a part of the Company and the JEGI's automatic shelf registration statement on Form S-3ASR previously filed with the SEC, and were issued pursuant to the Indenture, as amended and supplemented by the Third Supplemental Indenture, dated March 3, 2026 (the “Third Supplemental Indenture”). Interest on the 4.75% Bonds and 5.375% Bonds is payable semi-annually in arrears on March 3 and September 3 of each year, commencing on September 3, 2026, until maturity. The 4.75% Bonds bear interest at the rate of 4.75% per annum and will mature on March 3, 2031. The 5.375% Bonds bear interest at the rate of 5.375% per annum and will mature on March 3, 2036.
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
The Company issued $0.3 million in letters of credit under the JSI Revolving Credit Facility, leaving $1.5 billion of available borrowing capacity under the JSI Revolving Credit Facility at June 26, 2026. In addition, the Company had issued $246.7 million under various separate, committed and uncommitted letter-of-credit facilities for total issued letters of credit of $247.0 million at June 26, 2026.

JACOBS SOLUTIONS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

13.    Pension and Other Postretirement Benefit Plans
The following table presents the components of net periodic pension benefit expense recognized in earnings during the three and nine months ended June 26, 2026 and June 27, 2025 (in thousands):

	Three Months Ended		Nine Months Ended
	June 26, 2026	June 27, 2025	June 26, 2026	June 27, 2025
Component:
Service cost	$2,823	$2,499	$8,492	$7,494
Interest cost	21,696	21,571	65,508	62,657
Expected return on plan assets	(26,983)	(26,149)	(82,100)	(75,877)
Amortization of previously unrecognized items	3,473	3,181	10,240	9,228
Settlement	—	—	1,398	—
Total net periodic pension benefit expense recognized	$1,009	$1,102	$3,538	$3,502
The service cost component of net periodic pension benefit is presented in the same line item as other compensation costs (Direct cost of contracts and Selling, general and administrative expenses) and the other components of net periodic pension expense are presented in Miscellaneous income (expense), net on the Consolidated Statements of Earnings.
The following table presents certain information regarding the Company’s cash contributions to our pension plans for fiscal 2026 (in thousands):

Cash contributions made during the first nine months of fiscal 2026	$11,000
Cash contributions projected for the remainder of fiscal 2026	2,850
Total	$13,850

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
Summarized Financial Information of Discontinued Operations
    The following table represents earnings from discontinued operations, net of tax (in thousands):

	Three Months Ended		Nine Months Ended
	June 26, 2026	June 27, 2025	June 26, 2026	June 27, 2025
Revenues	$—	$(3,197)	$—	$(3,200)
Direct cost of contracts	—	3	—	—
Gross loss	—	(3,194)	—	(3,200)
Selling, general and administrative expense	(1,080)	(518)	(938)	(7,549)
Operating Loss	(1,080)	(3,712)	(938)	(10,749)
Other expense, net (1)	—	—	(2,641)	—
Loss Before Taxes from Discontinued Operations	(1,080)	(3,712)	(3,579)	(10,749)
Income Tax Benefit	274	1,627	429	2,102
Net Loss of the Group from Discontinued Operations	(806)	(2,085)	(3,150)	(8,647)
Net Earnings Attributable to Noncontrolling Interests from Discontinued Operations	—	—	—	—
Net Loss Attributable to Jacobs from Discontinued Operations	$(806)	$(2,085)	$(3,150)	$(8,647)
(1)The nine months ended June 26, 2026 included a $2.6 million loss related to foreign currency translation from an indemnity reserve in respect of an ongoing non-U.S. tax matter related to an entity that was part of the separated SpinCo Business.
For the nine months ended June 26, 2026, discontinued operations used $32.7 million of net cash flows from operating activities in connection with a previously recorded accrued liability. For the three and nine months ended June 27, 2025, discontinued operations used $2.4 million of net cash flows from operating activities in connection with deferred income taxes. There were no related investing or financing cash flows included in our Consolidated Statements of Cash Flows for the three and nine months ended June 26, 2026 and June 27, 2025.
No assets and liabilities remained held for spin as of June 26, 2026 and September 26, 2025 balance sheet dates.
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
The Company reported $(27.4) million in mark-to-market gains and other related transactions and $227.3 million in fair value mark-to-market losses and other related charges associated with the former investment in Amentum shares for the three and nine months ended June 27, 2025, respectively, which were included in Miscellaneous income (expense), net as reported in Other Income (Expense) in the Company’s Consolidated Statement of Earnings.
Transition Services Agreement
Upon closing of the Separation Transaction, the Company entered into a Transition Services Agreement (the "TSA") with Amentum pursuant to which the Company, on an interim basis, provided various services to Amentum including corporate, information technology, and project services. The initial term of the TSA began immediately following the closing of the transaction on September 27, 2024. As of September 26, 2025, the TSA was substantially exited with certain agreed upon extensions, which were completed as of December 26, 2025. Pursuant to the terms of the TSA, the Company received payments for the interim services. From inception of the TSA agreement, the Company recognized costs recorded in SG&A expense incurred to perform the TSA, offset by $9.8 million and $31.5 million in TSA related income for such services that is reported in Miscellaneous income (expense), net for the three and nine months ended June 27, 2025, respectively, with no significant activities during the fiscal 2026 periods presented.
Sale of Energy, Chemicals and Resources ("ECR") Business
On April 26, 2019, Jacobs completed the sale of its Energy, Chemicals and Resources ("ECR") business to Worley Limited, a company incorporated in Australia ("Worley"), for a purchase price of $3.4 billion consisting of (i) $2.8 billion in cash plus (ii) $58.2 million ordinary shares of Worley, subject to adjustments for changes in working capital and certain other items. Amounts reported in Net Loss Attributable to Jacobs from Discontinued Operations on the Consolidated Statement of Earnings related to ECR were immaterial for the fiscal 2026 and 2025 periods presented.
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

JACOBS SOLUTIONS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

On January 2, 2026, Jacobs entered into the Implementation Deed with PA Consulting. Pursuant to the Implementation Deed and certain related agreements, and in accordance with the terms and conditions thereof, on March 20, 2026, Jacobs completed the transaction to acquire from shareholders of PA Consulting all of the remaining issued share capital of PA Consulting ("PA Shares") owned by the PA Consulting shareholders (excluding shares already held by Jacobs and its affiliates). The Company acquired the PA Shares for an aggregate initial consideration of approximately £1.21 billion which was paid through a combination of approximately £997.6 million in cash (net of certain PA Consulting shareholder expenses) and 2,043,537 newly issued shares of Jacobs' common stock, par value $1.00 per share (“Company Common Stock”). Also, in accordance with the terms of the Implementation Deed, in fiscal 2028, the Company is obligated to pay an additional £75 million in consideration with shares of Company Common Stock, cash or a combination thereof (as determined by the Company in its sole discretion), with accruals associated with this additional consideration reflected in Other deferred liabilities on the Consolidated Balance Sheet as of June 26, 2026. The transactions described in this paragraph, are collectively referred to as the “PA Consulting Transaction”. As a result of the PA Consulting Transaction, the Company no longer carries Redeemable Noncontrolling Interests on the Jacobs Consolidated Financial Statements. See Note 12- Borrowings for discussion on the financing for the transaction.
All of the shares of Company Common Stock issued for the initial consideration in connection with the PA Consulting Transaction (2,043,537 shares of Company Common Stock) are subject to a contractual lockup period that restricts any sale, assignment, pledge, or other transfer of those shares until March 20, 2027. The locked-up shares have the same voting, dividend, and other rights as Jacobs’ other outstanding common shares. The lockup restriction affects only the sale, assignment, pledge or other transfer of those shares and will expire by its terms on March 20, 2027, at which time such transfer restriction will lapse. As of June 26, 2026, 2,043,537 shares remain subject to the lockup.
Also, in connection with the PA Consulting Transaction, approximately $113.5 million of initial consideration was paid on March 20, 2026 in cash to the PA Consulting employee benefit trust ("PA Consulting EBT"), a consolidated entity of Jacobs, for PA Consulting shares held by the PA Consulting EBT and reported as restricted cash within Prepaid expenses and other on the Consolidated Balance Sheets as of March 27, 2026. Based on the terms of the agreements, this amount represents compensation expense incurred related to the transaction with associated charges of $113.5 million reflected in Selling, general and administrative expense on the accompanying Consolidated Statements of Earnings and related accruals reported in Accrued liabilities on the Consolidated Balance Sheets as of March 27, 2026. Further, upon the recommendation of the PA Consulting shareholder representatives, in the current quarter, substantially all of the restricted cash was distributed by the trustees of the PA Consulting EBT to specified PA Consulting employees that were employed by PA Consulting as of the March 20, 2026 transaction completion date. The remaining amount of this distribution is expected to take place in the second quarter of fiscal year 2027 (also see the Restricted Cash section of this footnote below for more information).
In addition, approximately $10.4 million of the deferred consideration discussed above is also payable to the PA Consulting EBT, which will be distributed to PA Consulting employees. Similar to the terms and conditions described above, this amount represents compensation expense incurred as of the transaction date and is also reflected in Selling, general and administrative expense on the accompanying Consolidated Statements of Earnings and in Other deferred liabilities on the Consolidated Balance Sheets as of and for the period ended June 26, 2026.
Other transaction costs accrued in connection with the PA Consulting Transaction were reflected within Retained earnings and presented in the Consolidated Statements of Stockholders' Equity for the three and nine months ended June 26, 2026 with cash payments for these accrued costs reflected in Repurchase of redeemable noncontrolling interests and related costs within Net cash used for financing activities on the Consolidated Statements of Cash Flows.
Prior to the PA Consulting Transaction, during the first half of fiscal 2026 and nine months ended June 27, 2025, PA Consulting repurchased certain shares of the redeemable noncontrolling interest holders for $0.4 million and $8.5 million respectively, in cash. The difference between the cash purchase prices and the recorded book values of these repurchased and issued interests was recorded in the Company’s consolidated retained earnings. The Company held approximately 71% of the outstanding ownership of PA Consulting prior to the PA Consulting Transaction completion date and as of September 26, 2025.

JACOBS SOLUTIONS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

Prior to the PA Consulting Transaction, during the nine months ended June 26, 2026 and June 27, 2025, there were adjustments of $0.11 and $0.10, respectively, to consolidated earnings per share resulting from adjustments to the redeemable noncontrolling interests to reflect the excess of redemption values over fair values of the B common shares component of the redeemable noncontrolling interests. The redemption value adjustments associated with redeemable noncontrolling interests preference share repurchase and reissuance activities that were recorded had an immaterial impact to earnings per share for the nine months ended June 26, 2026 and June 27, 2025. As a result of the PA Consulting Transaction, these shares were redeemed at fair value therefore there was no cumulative impact to EPS. The changes above had no impact on the Company’s overall results of operations, financial position or cash flows. See Note 6- Earnings Per Share and Certain Related Information for more information.
Changes in the redeemable noncontrolling interests during the nine months ended June 26, 2026 are as follows (in thousands):

Balance at September 26, 2025	$1,018,694
Accrued Preferred Dividend to Preference Shareholders	42,290
Attribution of Preferred Dividend to Common Shareholders	(42,290)
Net loss attributable to redeemable noncontrolling interests to Common Shareholders	(25,943)
Redeemable Noncontrolling interests redemption value adjustment	129,413
Repurchase of redeemable noncontrolling interests	(622)
Cumulative translation adjustments and other	(2,125)
Redemption of redeemable noncontrolling interests relating to the PA Consulting Transaction	(1,119,417)
Balance at June 26, 2026	$—
In addition, certain employees and non-employees of PA Consulting were eligible to receive equity-based incentive grants since the March 2, 2021 original investment date. Under the terms of the applicable agreements, these grants reached vested status on a tranche basis of approximately 40% through July 2025, and the remaining 60% vested on March 20, 2026 upon completion of the PA Consulting Transaction. The previously recorded accrued liabilities in connection with the vested grants under these agreements (reported in Other deferred liabilities on our Consolidated Balance Sheets at fair value) were settled with transaction proceeds in connection with the PA Consulting Transaction on March 20, 2026. No remaining unrecognized compensation costs are expected to be incurred in connection with these agreements in the future. As of September 26, 2025, the liabilities for the vested grants associated with these equity-based incentive agreements were reported at fair value in the amount of $103.8 million and reflected in Other deferred liabilities in our Consolidated Balance Sheets. Further, during the nine months ended June 26, 2026 and June 27, 2025, the Company has recorded $237.5 million and $20.6 million, respectively, in expenses associated with these agreements, which were reflected in Selling, general and administrative expenses in the Consolidated Statements of Earnings.
Restricted Cash
The Company's Consolidated Balance Sheets include restricted cash amounts of $16.1 million and $1.4 million at June 26, 2026 and September 26, 2025, respectively, in PA Consulting subsidiaries that is restricted from general use and is reflected in Prepaid expenses and other, with the increase due primarily to the PA Consulting Transaction as described above.

JACOBS SOLUTIONS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

16.    Restructuring and Other Charges
During fiscal 2023, the Company implemented restructuring and separation initiatives relating to the Separation Transaction (see Note 14- Discontinued Operations for additional information) which continued through fiscal years 2024, 2025 and 2026; Jacobs anticipates substantially completing the restructuring program for the Separation Transaction at the end of fiscal year 2026. Restructuring initiatives were also implemented during fiscal 2023 relating to our PA Consulting business, which are substantially completed. During fiscal 2026, the Company implemented integration initiatives relating to the PA Consulting Transaction (see Note 15- PA Consulting Redeemable Noncontrolling Interests for additional information) which is anticipated to continue through fiscal year 2028. While restructuring activities for these programs are comprised mainly of employee termination costs, the separation and integration activities are primarily related to the engagement of outside services, dedicated internal personnel and other related costs dedicated to those transactions.
Collectively, the above-mentioned restructuring activities are referred to as “Restructuring and other charges.”
The following table summarizes the impacts of the Restructuring and other charges by operating segment for the three and nine months ended June 26, 2026 and June 27, 2025 (in thousands):

	Three Months Ended		Nine Months Ended
	June 26, 2026	June 27, 2025	June 26, 2026	June 27, 2025
Infrastructure & Advanced Facilities	$7,627	$22,254	$17,518	$47,398
PA Consulting	13,768	—	22,047	259
Total (1)	$21,395	$22,254	$39,565	$47,657

(1)The three and nine months ended June 26, 2026 and June 27, 2025 included approximately $7.6 million and $17.5 million, respectively, and $22.0 million and $47.1 million, respectively, in restructuring and other charges relating to the Separation Transaction (primarily employee separation costs and professional services). The three and nine months ended June 26, 2026 included approximately $13.8 million and $22.0 million in restructuring and other charges relating to the PA Consulting Transaction (primarily professional services, internal personnel dedicated to integration initiatives resulting from the PA Consulting Transaction and employee separation costs). Collectively, the above mentioned charges were included in Operating Profit in the Company's Consolidated Statement of Earnings (mainly in SG&A).
The activity in the Company’s accruals for Restructuring and other charges for the nine months ended June 26, 2026 is as follows (in thousands):

Balance at September 26, 2025	$14,516
Net Charges	39,565
Payments and other	(35,256)
Balance at June 26, 2026	$18,825
The following table summarizes the Restructuring and other charges by major type of costs for the three and nine months ended June 26, 2026 and June 27, 2025 (in thousands):

	Three Months Ended		Nine Months Ended
	June 26, 2026	June 27, 2025	June 26, 2026	June 27, 2025
Voluntary and Involuntary Termination	$11,084	$15,556	$20,850	$20,444
Outside Services (1)	3,973	6,684	7,014	23,052
Other (2)	6,338	14	11,701	4,161
Total	$21,395	$22,254	$39,565	$47,657
(1)    Amounts in the three and nine months ended June 26, 2026 are mainly comprised of $4.0 million and $6.2 million, respectively, primarily in professional services relating to the PA Consulting Transaction. Amounts in the three and nine months ended June 27, 2025 are comprised of professional services relating to the Separation Transaction.

JACOBS SOLUTIONS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

(2)    Amounts in the three and nine months ended June 26, 2026 are comprised mainly of incentives and other personnel charges relating to the PA Consulting Transaction. Amounts in the three and nine months ended June 27, 2025 are comprised of charges relating to the Separation Transaction.
Cumulative amounts incurred to date for restructuring and other programs that were active as of June 26, 2026 by each major type of cost are as follows (in thousands):

Voluntary and Involuntary Termination	$129,892
Outside Services	165,489
Other (1)	14,513
Total	$309,894
(1)Cumulative amount includes internal personnel dedicated to integration initiatives and incentives and other personnel charges resulting from the PA Consulting Transaction and the Separation Transaction.
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
During fiscal 2022, the Company entered into two treasury lock agreements with a total notional value of $500.0 million to manage its interest rate exposure to the anticipated issuance of fixed rate debt before December 2023. On February 13, 2023, the Company settled these treasury lock agreements and issued the 5.90% Bonds in the aggregate principal amount of $500.0 million, which resulted in the receipt of cash and a pre-tax gain of $37.4 million, which is being amortized to interest expense and recognized over the term of the 5.90% Bonds. See Note 12- Borrowings for further discussion relating to the terms of the 5.90% Bonds. The unrealized net gain on these instruments was $18.8 million and $20.9 million, net of tax, and is included in Accumulated other comprehensive loss as of June 26, 2026 and September 26, 2025, respectively.
In fiscal 2020 we entered into interest rate swap agreements to manage the interest rate exposure on our variable rate loans. By entering into the swap agreements, the Company converted the variable rate based liabilities into fixed rate liabilities for a period of five to ten years. During the fiscal 2023 transition from LIBOR to SOFR, the terms of the swaps were amended accordingly and remained designated as cash-flow hedges in accordance with ASC 815, Derivatives and Hedging. As of June 26, 2026 and September 26, 2025, the Company has one ten-year outstanding instrument with a notional value of $200.0 million. The fair value of the interest rate swap at June 26, 2026 and September 26, 2025 was $20.3 million and $20.5 million, respectively, included within miscellaneous other assets on the Consolidated Balance Sheet. The unrealized net gain on the interest rate swap as of June 26, 2026 and September 26, 2025 was $15.5 million and $15.6 million, respectively, net of tax, and was included in Accumulated other comprehensive loss.
Additionally, the Company held foreign exchange forward contracts in currencies that support our operations, including British Pound, Australian Dollar and other currencies, with notional values of $2.45 billion at June 26, 2026 and $491.9 million at September 26, 2025. The length of these contracts currently ranges from one to three months. The fair value of the foreign exchange contracts at June 26, 2026 was $0.3 million, of which $1.3 million is included within current assets and $(1.0) million is included within current liabilities on the Consolidated Balance Sheet as of June 26, 2026. The fair value of the contracts as of September 26, 2025 was $(0.3) million, of which $(2.3) million is included within current liabilities and $2.0 million is included within current assets on the Consolidated Balance Sheet as of September 26, 2025. Associated income statement impacts are included in Miscellaneous income (expense), net in the Consolidated Statements of Earnings for both periods.

JACOBS SOLUTIONS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

In addition, on January 5, 2026, in connection with the PA Consulting Transaction, the Company entered into a foreign exchange forward contract with a notional value of $1.31 billion to manage its exposure to fluctuations in foreign currency exchange rates arising from its obligation to deliver the cash portion of the initial consideration payable in such transaction. On March 12, 2026 the company entered into an additional hedge with a notional value of $60.1 million to offset the original hedged amount. These were subsequently settled on March 18, 2026 and a combined loss of $(20.5) million was recorded in Miscellaneous income (expense), net in the Consolidated Statements of Earnings for the nine months ended June 26, 2026.
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
At June 26, 2026 and September 26, 2025, the Company had issued and outstanding approximately $247.0 million and $217.0 million, respectively, in LOCs and $3.0 billion and $2.8 billion, respectively, in surety bonds. Of the outstanding LOC amount, $0.3 million has been issued under the JSI Revolving Credit Facility and $246.7 million are issued under separate, committed and uncommitted letter-of-credit facilities.
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
18.    Segment Information
The Company's two operating segments are comprised of Infrastructure and Advanced Facilities ("I&AF") and PA Consulting. Subsequent to the Separation Transaction, the SpinCo businesses are now presented as discontinued operations for all periods and therefore not reflected in the segment disclosures below. For further information, refer to Note 14- Discontinued Operations.
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

JACOBS SOLUTIONS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

The following tables present total revenues, direct cost of contracts, selling, general and administrative expenses and segment operating profit from continuing operations for each reportable segment (in thousands) and includes a reconciliation of segment operating profit to total U.S. GAAP operating profit by including certain corporate-level expenses, Restructuring and other charges (as defined in Note 16- Restructuring and Other Charges) and transaction and integration costs (in thousands) for the three and nine months ended:

	For the Three Months Ended			For the Nine Months Ended
	June 26, 2026			June 26, 2026
	Infrastructure & Advanced Facilities	PA Consulting	Total	Infrastructure & Advanced Facilities	PA Consulting	Total
Revenues from External Customers (1)	$3,746,900	$329,510	$4,076,410	$10,022,055	$1,042,517	$11,064,572
Direct cost of contracts (2)	(3,037,800)	(227,907)	(3,265,707)	(7,997,201)	(696,525)	(8,693,726)
Selling, general and administrative expenses (2)	(440,975)	(27,960)	(468,935)	(1,316,765)	(107,593)	(1,424,358)
Segment Operating Profit (1)	$268,125	$73,643	$341,768	$708,089	$238,399	$946,488
Restructuring, Transaction and Other Charges (3)			(21,613)			(402,889)
Amortization of Intangible Assets			(33,452)			(105,511)
Total U.S. GAAP Operating Profit			$286,703			$438,088
Total Other (Expense) Income, net (4)			(45,456)			(121,226)
Earnings from Continuing Operations Before Taxes			$241,247			$316,862

(1)
The nine months ended June 26, 2026 I&AF revenue and operating profit in comparison to the corresponding periods for fiscal 2025 reflected lower charges in connection with the Consolidated JV Matter (as defined below).

(2)	Direct cost of contracts and SG&A are considered to be significant segment expense categories as amounts align with, or are easily computable from, the segment-level information regularly provided to the CODM.
(3)
The nine months ended June 26, 2026 included $237.5 million in charges for certain subsidiary level compensation based agreements and $122.7 million primarily relating to consideration costs to specified PA Consulting employees which represent compensation expense in connection with the PA Consulting Transaction. The three and nine months ended June 26, 2026 included $7.6 million and $17.5 million, respectively, in restructuring and other charges relating to the Separation Transaction (primarily professional services and employee separation costs), as well as $13.8 million and $22.0 million, respectively, in restructuring and other charges relating to the PA Consulting Transaction (primarily professional services, internal personnel dedicated to integration initiatives resulting from the PA Consulting Transaction and employee separation costs).

(4)
The three and nine months ended June 26, 2026 included $6.2 million in mark-to-market gains related to investments in equity securities carried at fair value. The nine months ended June 26, 2026 included a $20.5 million loss on the foreign exchange forward contract in connection with the PA Consulting Transaction (see Note 17- Commitments and Contingencies and Derivative Financial Instruments).

JACOBS SOLUTIONS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

	For the Three Months Ended			For the Nine Months Ended
	June 27, 2025			June 27, 2025
	Infrastructure & Advanced Facilities	PA Consulting	Total	Infrastructure & Advanced Facilities	PA Consulting	Total
Revenues from External Customers (1)	$2,699,062	$332,706	$3,031,768	$7,928,023	$947,116	$8,875,139
Direct cost of contracts (2)	(2,052,021)	(221,337)	(2,273,358)	(6,052,299)	(604,819)	(6,657,118)
Selling, general and administrative expenses (2)	(411,066)	(38,951)	(450,017)	(1,226,210)	(135,795)	(1,362,005)
Segment Operating Profit (1)	$235,975	$72,418	$308,393	$649,514	$206,502	$856,016
Restructuring, Transaction and Other Charges (3)			(34,134)			(87,991)
Amortization of Intangible Assets			(39,245)			(115,946)
Total U.S. GAAP Operating Profit			$235,014			$652,079
Total Other (Expense) Income, net (4)			10,090			(298,006)
Earnings from Continuing Operations Before Taxes			$245,104			$354,073

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
(3)
The three and nine months ended June 27, 2025 included $22.0 million and $47.1 million, respectively, in restructuring and other charges relating to the Separation Transaction (primarily professional services and employee separation costs), as well as $6.8 million and $20.7 million, respectively, in charges for certain subsidiary level compensation based agreements. The three and nine months ended June 27, 2025 included approximately $4.7 million and $20.9 million, respectively, in charges associated with the Company's TSA with Amentum.

(4)
The three and nine months ended June 27, 2025 included gains of $27.4 million and losses of $227.3 million, respectively, mainly related to mark-to-market adjustments and other related charges associated with our former investment in Amentum stock in connection with the Separation Transaction, as well as $9.8 million and $31.5 million, respectively, in income associated with the Company's TSA with Amentum (see Note 14- Discontinued Operations). The nine months ended June 27, 2025 included $20.5 million in discounts and expenses associated with the Equity for-Debt Transaction (see Note 12- Borrowings and Note 14- Discontinued Operations).

Item 2.        Management’s Discussion and Analysis of Financial Condition and Results of Operations.
General
The purpose of this Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is to provide a narrative analysis explaining the reasons for material changes in the Company’s (i) financial condition from the most recent fiscal year-end to June 26, 2026 and (ii) results of operations during the current fiscal period(s) as compared to the corresponding period(s) of the preceding fiscal year. In order to better understand such changes, readers of this MD&A should also read:
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

In addition to historical information, this MD&A and other parts of this Quarterly Report on Form 10-Q contain forward-looking statements within the meaning of the United States Private Securities Litigation Reform Act of 1995. Forward-looking statements are statements that do not directly relate to any historical or current fact. When used herein, words such as “expects,” “anticipates,” “believes,” “seeks,” “estimates,” “plans,” “intends,” “future,” “will,” “would,” “could,” “can,” “may,” "target," "goal" and similar words are intended to identify forward-looking statements. Examples of forward-looking statements include, but are not limited to, statements we make concerning the financial condition and results of operations and our expectations as to our trajectory and momentum and future growth, prospects, financial outlook and business strategy and any assumptions underlying any of the foregoing. Although such statements are based on management’s current estimates and expectations, and/or currently available competitive, financial, and economic data, forward-looking statements are inherently uncertain, and you should not place undue reliance on such statements as actual results may differ materially. We caution the reader that there are a variety of risks, uncertainties and other factors that could cause actual results to differ materially from what is contained, projected or implied by our forward-looking statements. Such factors include but are not limited to:
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
•our ability to fully execute on our corporate strategy, including the impact of acquisitions (including the PA Consulting Transaction (as hereinafter defined), strategic alliances, divestitures, and other strategic events resulting from evolving business strategies, including on our ability to maintain our culture and retain key personnel, customers or suppliers, or our ability to achieve the cost-savings and synergies contemplated by our recent acquisitions within the expected time frames or to achieve them fully and to successfully integrate acquired businesses while retaining key personnel, and our ability to invest in and effectively deploy and use the tools, technologies and capabilities needed to implement our strategy, including artificial intelligence and other emerging technologies, and to manage the operational, legal, regulatory, cybersecurity, data privacy and reputational risks associated with the use of such technologies;
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
With a global team of approximately 47,000, we provide end-to-end capabilities across advanced manufacturing, cities & places, energy, environmental, life sciences, transportation and water. Our services span strategy and advisory, feasibility and planning, design, program delivery and lifecycle management — helping create a more connected and sustainable world.
Together we transform advanced manufacturing and life sciences facilities, reimagine transportation networks, secure water and energy systems, and shape the environments where people live and work. By combining strategic advisory, digital innovation and delivery expertise, we help clients solve today's most urgent challenges while preparing for tomorrow's opportunities.
Over the past eight years, Jacobs has transformed into a science-based consulting and advisory leader, delivering digitally enabled, resilient solutions to complex sustainability, critical infrastructure and advanced manufacturing challenges. Strategic acquisitions, including PA Consulting Group Limited ("PA Consulting"), along with the digital and data business solutions acquired with the BlackLynx and StreetLight acquisitions — have strengthened our capabilities in high-value technology-enabled solutions.
In February 2025, we launched Challenge Accepted, our multi-year growth strategy designed to sharpen focus and accelerate our performance. Aligned with our long-term financial framework, this strategy positions us to drive profitable growth and deliver scalable, full lifecycle solutions across water and environmental, life sciences and advanced manufacturing, and critical infrastructure.
As global challenges, including urbanization, infrastructure modernization, digital transformation and environmental resilience, intensify, we bring together strategy, innovation and delivery across our end markets to help clients solve increasingly complex challenges. This connected approach enables scalable execution, enhances resilience and helps clients adapt to evolving needs.

We harness data, digital platforms and artificial intelligence (AI)-enabled solutions to help clients operate more efficiently, safely and intelligently. Through the expertise of our people and continued investment in AI and next-generation technologies, we empower our clients' decision-making across the asset lifecycle — from planning and design to operations, cybersecurity and operational technology. Our capabilities in data analytics, digital architecture, advisory and transformation, software development and cybersecurity enable clients to unlock greater value from their digital infrastructure while improving resilience and performance.
In March 2026, we acquired full ownership of PA Consulting. Full ownership of PA Consulting strengthens our position as a comprehensive partner delivering integrated advisory and technology-enabled solutions at global scale. By bringing together strategy, digital innovation and major program delivery, we are better positioned to support clients across the full project lifecycle — from early-stage strategy to implementation — enabling them to address complex challenges with greater speed, capital efficiency and confidence.

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
Infrastructure & Advanced Facilities (I&AF)
Jacobs' Infrastructure & Advanced Facilities operating segment provides integrated, end-to-end solutions for our clients’ most complex challenges across advanced manufacturing, cities & places, digital infrastructure, energy, environmental, life sciences, transportation and water. We combine deep expertise in Water & Environmental, Life Sciences & Advanced Manufacturing and Critical Infrastructure. Our core capabilities span consulting, planning, architecture, design, engineering, project delivery, including project, program and construction management, and the long-term operation of facilities. We deliver solutions through standalone professional services engagements, integrated program management partnerships, and selective progressive design-build and construction management-at-risk delivery services. Increasingly, we integrate digital, data and technology-enabled capabilities to help clients improve performance and deliver positive, enduring outcomes for communities.

We serve national, state and local government clients across multiple regions — including the U.S., U.K., Europe, the Middle East and Asia Pacific, as well as multinational and local private sector organizations globally.
PA Consulting
PA Consulting is a global innovation and transformation consultancy that helps accelerate new growth ideas from concept, through design and development, to commercial success, while supporting organizations in strengthening leadership, culture, systems and processes to make innovation a reality. PA Consulting supports clients across seven sectors: consumer and manufacturing, defense and security, energy and utilities, financial services, government, health and life sciences, and transport.
PA Consulting serves a diverse mix of private and public sector clients, bringing advisory, digital innovation and program delivery together by integrating PA Consulting's strengths in strategic advisory, innovation and transformation with Jacobs' expertise in delivering advanced manufacturing and highly technical infrastructure programs. Together, we can support clients across the full project lifecycle—from early-stage strategy through implementation—delivering practical, scalable solutions to address complex challenges.

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

Results of Operations for the three and nine months ended June 26, 2026 and June 27, 2025
(in thousands, except per share information)

	For the Three Months Ended		For the Nine Months Ended
	June 26, 2026	June 27, 2025	June 26, 2026	June 27, 2025
Revenues	$4,076,410	$3,031,768	$11,064,572	$8,875,139
Direct cost of contracts	(3,265,707)	(2,273,358)	(8,693,726)	(6,657,118)
Gross profit	810,703	758,410	2,370,846	2,218,021
Selling, general and administrative expenses	(524,000)	(523,396)	(1,932,758)	(1,565,942)
Operating Profit	286,703	235,014	438,088	652,079
Other Income (Expense):
Interest income	8,306	8,297	25,235	27,478
Interest expense	(54,652)	(37,051)	(129,981)	(110,451)
Loss on extinguishment of debt	—	—	—	(20,510)
Miscellaneous income (expense), net	890	38,844	(16,480)	(194,523)
Total other (expense) income, net	(45,456)	10,090	(121,226)	(298,006)
Earnings from Continuing Operations Before Taxes	241,247	245,104	316,862	354,073
Income Tax Expense from Continuing Operations	(104,635)	(53,752)	(132,656)	(161,477)
Net Earnings of the Group from Continuing Operations	136,612	191,352	184,206	192,596
Net Loss of the Group from Discontinued Operations, net of tax	(806)	(1,629)	(3,142)	(8,180)
Net Earnings of the Group	135,806	189,723	181,064	184,416
Net Loss (Earnings) Attributable to Noncontrolling Interests from Continuing Operations	747	(4,442)	9,170	1,209
Net (Earnings) Loss Attributable to Redeemable Noncontrolling Interests	—	(5,676)	25,943	(18,539)
Net Earnings Attributable to Jacobs from Continuing Operations	137,359	181,234	219,319	175,266
Net Loss Attributable to Jacobs from Discontinued Operations	(806)	(1,629)	(3,142)	(8,180)
Net Earnings Attributable to Jacobs	$136,553	$179,605	$216,177	$167,086
Net Earnings Per Share:
Basic Net Earnings from Continuing Operations Per Share	$1.17	$1.56	$1.98	$1.54
Basic Net Loss from Discontinuing Operations Per Share	$(0.01)	$(0.01)	$(0.03)	$(0.07)
Basic Earnings Per Share	$1.16	$1.55	$1.95	$1.47

Diluted Net Earnings from Continuing Operations Per Share	$1.16	$1.56	$1.96	$1.53
Diluted Net Loss from Discontinuing Operations Per Share	$(0.01)	$(0.01)	$(0.03)	$(0.07)
Diluted Earnings Per Share	$1.15	$1.55	$1.94	$1.46

Overview – Three and Nine Month Periods Ended June 26, 2026
Net earnings attributable to the Company from continuing operations for the third fiscal quarter of 2026 was $137.4 million (or $1.16 per diluted share), a decrease of $43.9 million, from net earnings of $181.2 million (or $1.56 per diluted share) for the corresponding period last year. Favorable period over period underlying operating performance was seen in the third fiscal quarter of 2026, resulting from higher gross profit of $52.3 million compared to the corresponding period last year, primarily driven by stronger performance in our Infrastructure & Advanced Facilities ("I&AF") operating segment (mainly in our Global Operations, International and Americas sectors as discussed further below in the Segment Financial Information section). Reported net earnings for the third fiscal quarter of 2026 were also favorably impacted by a decrease in restructuring and other charges associated with the Separation Transaction compared to the fiscal 2025 period (mainly professional services and employee separation costs, discussed in Note 16- Restructuring and Other Charges), which was offset by a $10.8 million increase in restructuring and other charges incurred in connection with the PA Consulting Transaction, as well as an increase in incentives and personnel related costs. The above net favorable impacts to our results were partly offset by a decrease in miscellaneous income of $38.0 million, primarily due to the absence of prior year 2025 mark-to-market gains of $27.4 million related to our former investment in Amentum stock in connection with the Separation Transaction, and higher income tax expense of $50.9 million primarily from non-deductible expenses associated with the PA Consulting Transaction which closed on March 20, 2026, impacting the Company's annualized effective tax rate for the remainder of the fiscal year. Our results were further favorably impacted by the absence of $5.7 million in the Company's prior redeemable noncontrolling share of expense associated with equity-based incentive grants as a result of the PA Consulting Transaction.
For the nine months ended June 26, 2026, net earnings attributable to the Company from continuing operations were $219.3 million (or $1.96 per diluted share), an increase of $44.1 million, from net earnings of $175.3 million (or $1.53 per diluted share) for the corresponding period last year. Our reported net earnings for the nine months ended June 26, 2026 were favorably impacted by higher gross profit of $152.8 million compared to the corresponding period last year, primarily driven by stronger performance in our Infrastructure & Advanced Facilities ("I&AF") operating segment (mainly in our Global Operations, International and Americas sectors, as discussed further below in the Segment Financial Information section). These favorable operating results were offset by $366.8 million in unfavorable increases in Selling, general and administrative ("SG&A"), primarily driven by expenses associated with the PA Consulting Transaction, including $217.0 million in incremental expense mainly from the full vesting of remaining equity-based incentive grants, incremental compensation costs of $123.9 million in distributions associated with the PA Consulting employee benefit trust, and other incentives, as well as $15.7 million in restructuring and other charges incurred in connection with the PA Consulting Transaction. Also, these results were favorably impacted by a decrease in miscellaneous expense of $178.0 million primarily due to the absence of prior year 2025 mark-to-market losses of $227.3 million related to our former investment in Amentum stock in connection with the Separation Transaction as well as the absence of prior year $20.5 million in discounts and expenses recorded to Loss on extinguishment of debt associated with our Equity-for-Debt Transaction on March 13, 2025 (see Note 12- Borrowings and Note 14- Discontinued Operations), partially offset by $20.5 million in losses on the settlement of the foreign exchange forward contract in connection with the PA Consulting Transaction, higher net interest expense and losses from foreign currency remeasurement in our current year results. Our results were also impacted by lower income tax expense of $28.8 million and a $44.5 million decrease in the Company's redeemable noncontrolling share of expense associated with equity-based incentive grants compared to the prior year period as mentioned above, partly offset by higher underlying net earnings results in our PA Consulting segment.
For discussion of discontinued operations, see Note 14- Discontinued Operations.

On January 2, 2026, Jacobs entered into the Implementation Deed with PA Consulting. Pursuant to the Implementation Deed and certain related agreements, and in accordance with the terms and conditions thereof, on March 20, 2026, Jacobs completed the transaction to acquire from shareholders of PA Consulting all of the remaining issued share capital of PA Consulting ("PA Shares") owned by the PA Consulting shareholders (excluding shares already held by Jacobs and its affiliates). The Company acquired the PA Shares for an aggregate initial consideration of approximately £1.21 billion which was paid through a combination of approximately £997.6 million in cash (net of certain PA Consulting shareholder expenses) and 2,043,537 newly issued shares of Jacobs' common stock, par value $1.00 per share (“Company Common Stock”). Also, in accordance with the terms of the Implementation Deed, in fiscal 2028, the Company is obligated to pay an additional £75 million in consideration with shares of Company Common Stock, cash or a combination thereof (as determined by the Company in its sole discretion), with accruals associated with this additional consideration reflected in Other deferred liabilities on the Consolidated Balance Sheet as of June 26, 2026. The transactions described in this paragraph, are collectively referred to as the “PA Consulting Transaction”. As a result of the PA Consulting Transaction, the Company no longer carries Redeemable Noncontrolling Interests on the Jacobs Consolidated Financial Statements. See Note 15- PA Consulting Redeemable Noncontrolling Interests for more discussion on the transaction and Note 12- Borrowings for more discussion on the financing for the transaction.
Consolidated Results of Operations
Revenues for the third fiscal quarter of 2026 were $4.08 billion, an increase of $1.04 billion, or 34.5%, from $3.03 billion for the corresponding period last year. For the nine months ended June 26, 2026, revenues were $11.06 billion, an increase of $2.19 billion, or 24.7%, from $8.88 billion for the corresponding period last year. Revenue increases for both the three and nine month periods year over year were mainly driven by the Company's I&AF business, as well as revenue growth in our PA Consulting business in the nine month period of fiscal 2026. The I&AF segment benefited primarily from stronger performance in our Global Operations, International and Americas sectors for both the quarterly and year to date comparative periods presented. Our revenues were also favorably impacted by foreign currency translation of $21.0 million and $136.4 million for the three and nine months ended June 26, 2026, respectively, across our international businesses, as compared to favorable impacts of $37.2 million and $34.8 million for the for the three and nine months ended June 27, 2025, respectively.
Gross profit for the third fiscal quarter of 2026 was $810.7 million, an increase of $52.3 million, or 6.9%, from $758.4 million for the corresponding period last year, with gross profit margins of 19.9% and 25.0% for the respective periods. Gross profit for the nine months ended June 26, 2026 was $2,370.8 million, an increase of $152.8 million, or 6.9%, from $2,218.0 million for the corresponding period last year, with gross profit margins of 21.4% and 25.0% for the respective periods. The Company's increase in gross profit was mainly attributable to higher revenues as mentioned above, with overall margin impacts from higher revenues associated with pass-through cost, year-over-year project mix as well as lower utilization trends primarily in the PA Consulting business.
See Segment Financial Information discussion for further information on the Company’s results of operations at the operating segment.
Selling, general & administrative expenses for the three and nine months ended June 26, 2026 were $524.0 million and $1,932.8 million, respectively, as compared to $523.4 million and $1,565.9 million for the corresponding periods last year, representing an increase of $0.6 million or 0.1% and $366.8 million or 23.4%, respectively. SG&A expenses for the nine months ended June 26, 2026 were impacted by increases in expense associated with the PA Consulting Transaction, including $217.0 million in incremental expense compared to the last fiscal year period, mainly from the full vesting of remaining equity-based incentive grants, incremental compensation costs of $123.9 million in distributions associated with the PA Consulting Transaction employee benefit trust, and other incentives. The three and nine months ended June 26, 2026 also included an increase in restructuring, integration and other related costs associated with the PA Consulting Transaction of $10.8 million and $15.7 million, respectively. SG&A expenses were further impacted by increases in underlying personnel costs, incentives, expenses associated with IT related software licensing and other IT costs and other department spend. These incremental SG&A expenses were partly offset by decreases of $14.4 million and $29.6 million, respectively, in Restructuring and other charges associated with the Separation Transaction (mainly comprised of professional services and employee separation costs) and reductions of $4.7 million and $20.9 million, respectively, in expenses associated with the TSA with Amentum. Lastly, SG&A expenses were further impacted by unfavorable foreign exchange of $5.0 million and $50.8 million for the three and nine months ended June 26, 2026, as compared to unfavorable impacts of $6.2 million and $4.5 million for the corresponding periods last year.

Net interest expense for the three and nine months ended June 26, 2026 was $46.3 million and $104.7 million, respectively, an increase of $17.6 million and $21.8 million from $28.8 million and $83.0 million or 61.2% and 26.2%, respectively, for the corresponding periods last year. The increase in net interest expense for the three and nine months ended June 26, 2026 was primarily a result of the Company's higher average levels of outstanding debt compared to the last fiscal year, partially offset by lower interest rates in the current year compared to the prior year period.
Loss on extinguishment of debt for the nine months ended June 27, 2025 was $20.5 million, in discounts and expenses associated with the Equity-for-Debt Transaction executed on March 13, 2025, where the Company exchanged shares of our former investment in Amentum Holdings, Inc. for a principal amount of term loans under the 2021 Term Loan Facility, which term loans were immediately extinguished. See Note 12- Borrowings and Note 14- Discontinued Operations.
Miscellaneous income (expense), net for the three and nine months ended June 26, 2026 was $0.9 million and $(16.5) million, respectively, in comparison to $38.8 million and $(194.5) million for the corresponding periods last year. The changes of $(38.0) million and $178.0 million for the three and nine months ended June 26, 2026, respectively, were primarily due to the absence of prior year mark-to-market gains (losses) and other related expenses associated with our former investment in Amentum stock in connection with the Separation Transaction of $27.4 million and $(227.3) million for three and nine month periods ended June 27, 2025, respectively. The three and nine months ended June 26, 2026 also included $6.2 million in net mark-to-market gains related to an investment in equity securities. Miscellaneous income (expense), net was also unfavorably impacted by a decrease of $9.8 million and $31.4 million for the three and nine months ended June 26, 2026, respectively, in TSA-related income associated with the Separation Transaction as discussed in Note 14- Discontinued Operations, as well as unfavorable comparative impacts of $7.0 million and $4.1 million, respectively, attributable to changes in net foreign currency remeasurement gains and losses arising from ordinary course of business activity. In addition, the current year's nine month results included $20.5 million in losses on the settlement of the foreign exchange forward contract in connection with the PA Consulting Transaction.
The Company’s effective tax rates from continuing operations for the three months ended June 26, 2026 and June 27, 2025 were 43.4% and 21.9%, respectively. Significant items contributing to differences between the statutory U.S. federal corporate tax rate of 21.0% and the Company's effective tax rate for the three-month period ended June 26, 2026 included $35.8 million of non-deductible expenses associated with the PA Consulting Transaction on March 20, 2026, $9.9 million of U.S. state income taxes and $6.3 million of U.S. tax on foreign earnings. These items are expected to have a continuing impact on the Company's effective tax rate for the remainder of the fiscal year.
The most significant items contributing to the difference between the statutory U.S. federal corporate tax rate of 21.0% and the Company's effective tax rate of 21.9% for the three-month period ended June 27, 2025 were related to U.S. state income tax expense and U.S. tax on foreign earnings, partly offset by additional research and development credits claimed on the U.S. federal tax return.
The Company’s effective tax rates from continuing operations for the nine months ended June 26, 2026 and June 27, 2025 were 41.9% and 45.6%, respectively. Significant items contributing to the difference between the statutory U.S. federal corporate tax rate of 21.0% and the Company's effective tax rate for the nine-month period ended June 26, 2026 included unfavorable tax impacts of $47.0 million of non-deductible expenses associated with the PA Consulting Transaction on March 20, 2026, $12.7 million of U.S. state income taxes and $9.0 million of U.S. tax on foreign earnings. These items are expected to have a continuing impact on the Company's effective tax rate for the remainder of the fiscal year.
The most significant item contributing to the difference between the statutory U.S. federal corporate tax rate of 21% and the Company's effective tax rate of 45.6% for the nine-month period ended June 27, 2025 were related to $63.1 million in unfavorable tax impacts associated with the non-deductibility of losses from the Company's investment in Amentum stock, as well as U.S. state income tax expense and U.S. tax on foreign earnings, partly offset by additional research and development credits claimed on the U.S. federal tax return.
Net loss attributable to noncontrolling interests for the three and nine months ended June 26, 2026 were $0.7 million and $9.2 million, respectively, as compared to net earnings of $(4.4) million and net loss of $1.2 million for the corresponding periods last year, due to lower comparative earnings results from our joint ventures in the current year period, partially offset by lower current period charges in connection with the Consolidated JV Matter.

Net loss attributable to redeemable noncontrolling interests for the three and nine months ended June 26, 2026 were zero and $25.9 million, respectively, as compared to net earnings of $(5.7) million and $(18.5) million for the corresponding periods last year. The decrease in net earnings attributable to redeemable noncontrolling interests for the three months ended June 26, 2026 is primarily a result of the PA Consulting Transaction. The change for the nine months ended June 26, 2026 also reflects unfavorable impacts in the Company's noncontrolling share of expense associated with equity-based incentive grant vesting activities compared to the prior year period as discussed in Note 15- PA Consulting Redeemable Noncontrolling Interests, partly offset by higher net underlying earnings results in our PA Consulting segment compared to the prior year period.
Restructuring and Other Charges
During fiscal 2023, the Company implemented restructuring initiatives relating to the Separation Transaction. The Company incurred approximately $16.8 million during the nine months ended June 26, 2026 and $28.2 million and $42.0 million in fiscal 2025 and fiscal 2024, respectively, in pre-tax cash charges in connection with these initiatives. These actions are anticipated to be substantially completed at the end of fiscal year 2026 and are expected to result in estimated gross annualized pre-tax cash savings of approximately $200 million to $245 million.
During third quarter fiscal 2023, the Company approved a plan to improve business processes and cost structures of our PA Consulting investment by reorganizing senior management and reducing headcount. In connection with these initiatives, which are substantially completed, the Company incurred approximately $0.7 million during the nine months ended June 26, 2026 and $1.9 million, $6.4 million and $14.3 million in fiscal 2025, 2024 and 2023, respectively, in pre-tax cash charges. These activities are expected to result in estimated gross annualized pre-tax cash savings of approximately $50 million to $65 million.
During fiscal 2026, the Company implemented a new restructuring and integration initiatives program as a result of the PA Consulting Transaction, which closed on March 20, 2026. The Company incurred approximately $3.5 million during the nine months ended June 26, 2026 in pre-tax cash charges in connection with these initiatives. These activities are anticipated to continue through fiscal year 2028 and are expected to result in estimated gross annualized pre-tax cash savings of approximately $5 million to $10 million.
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

	For the Three Months Ended			For the Nine Months Ended
	June 26, 2026			June 26, 2026
	Infrastructure & Advanced Facilities	PA Consulting	Total	Infrastructure & Advanced Facilities	PA Consulting	Total
Revenues from External Customers (1)	$3,746,900	$329,510	$4,076,410	$10,022,055	$1,042,517	$11,064,572
Direct cost of contracts	(3,037,800)	(227,907)	(3,265,707)	(7,997,201)	(696,525)	(8,693,726)
Selling, general and administrative expenses	(440,975)	(27,960)	(468,935)	(1,316,765)	(107,593)	(1,424,358)
Segment Operating Profit (1)	$268,125	$73,643	$341,768	$708,089	$238,399	$946,488
Restructuring, Transaction and Other Charges (2)			(21,613)			(402,889)
Amortization of Intangible Assets			(33,452)			(105,511)
Total U.S. GAAP Operating Profit			$286,703			$438,088
Total Other (Expense) Income, net (3)			(45,456)			(121,226)
Earnings from Continuing Operations Before Taxes			$241,247			$316,862

(1)	The nine months ended June 26, 2026 I&AF revenue and operating profit in comparison to the corresponding periods for fiscal 2025 reflected lower charges in connection with the Consolidated JV Matter (as defined below).
(2)	The nine months ended June 26, 2026 included $237.5 million in charges for certain subsidiary level compensation based agreements and $122.7 million primarily relating to consideration costs to specified PA Consulting employees which represent compensation expense in connection with the PA Consulting Transaction. The three and nine months ended June 26, 2026 included $7.6 million and $17.5 million, respectively, in restructuring and other charges relating to the Separation Transaction (primarily professional services and employee separation costs), as well as $13.8 million and $22.0 million, respectively, in restructuring and other charges relating to the PA Consulting Transaction (primarily professional services, internal personnel dedicated to integration initiatives resulting from the PA Consulting Transaction and employee separation costs).
(3)	The three and nine months ended June 26, 2026 included $6.2 million in mark-to-market gains related to investments in equity securities carried at fair value. The nine months ended June 26, 2026 included a $20.5 million loss on the foreign exchange forward contract in connection with the PA Consulting Transaction (see Note 17- Commitments and Contingencies and Derivative Financial Instruments).

	For the Three Months Ended			For the Nine Months Ended
	June 27, 2025			June 27, 2025
	Infrastructure & Advanced Facilities	PA Consulting	Total	Infrastructure & Advanced Facilities	PA Consulting	Total
Revenues from External Customers (1)	$2,699,062	$332,706	$3,031,768	$7,928,023	$947,116	$8,875,139
Direct cost of contracts	(2,052,021)	(221,337)	(2,273,358)	(6,052,299)	(604,819)	(6,657,118)
Selling, general and administrative expenses	(411,066)	(38,951)	(450,017)	(1,226,210)	(135,795)	(1,362,005)
Segment Operating Profit (1)	$235,975	$72,418	$308,393	$649,514	$206,502	$856,016
Restructuring, Transaction and Other Charges (2)			(34,134)			(87,991)
Amortization of Intangible Assets			(39,245)			(115,946)
Total U.S. GAAP Operating Profit			$235,014			$652,079
Total Other (Expense) Income, net (3)			10,090			(298,006)
Earnings from Continuing Operations Before Taxes			$245,104			$354,073

(1)	The nine months ended June 27, 2025 I&AF revenue and operating profit were impacted by a reserve in connection with an unfavorable interim ruling against a consolidated joint venture in which the Company holds a 50% interest (the "Consolidated JV Matter"), with the noncontrolling partner’s share included in noncontrolling interests in the Consolidated Statements of Earnings for the respective period.
(2)	The three and nine months ended June 27, 2025 included $22.0 million and $47.1 million, respectively, in restructuring and other charges relating to the Separation Transaction (primarily professional services and employee separation costs), as well as $6.8 million and $20.7 million, respectively, in charges for certain subsidiary level compensation based agreements. The three and nine months ended June 27, 2025 included approximately $4.7 million and $20.9 million, respectively, in charges associated with the Company's TSA with Amentum.
(3)
The three and nine months ended June 27, 2025 included gains of $27.4 million and losses of $227.3 million, respectively, mainly related to mark-to-market adjustments and other related charges associated with our former investment in Amentum stock in connection with the Separation Transaction, as well as $9.8 million and $31.5 million, respectively, in income associated with the Company's TSA with Amentum (see Note 14- Discontinued Operations). The nine months ended June 27, 2025 included $20.5 million in discounts and expenses associated with the Equity for-Debt Transaction (see Note 12- Borrowings and Note 14- Discontinued Operations).

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

Infrastructure & Advanced Facilities

	Three Months Ended		Nine Months Ended
(in thousands)	June 26, 2026	June 27, 2025	June 26, 2026	June 27, 2025
Revenues	$3,746,900	$2,699,062	$10,022,055	$7,928,023
Operating Profit	$268,125	$235,975	$708,089	$649,514

Revenues for the I&AF segment for the three and nine months ended June 26, 2026 were $3.7 billion and $10.0 billion, respectively, an increase of $1.0 billion and $2.1 billion, or 39% and 26%, compared to $2.7 billion and $7.9 billion for the corresponding periods last year. The increase in revenues for the three and nine months ended June 26, 2026 was driven primarily from stronger performance in its Global Operations, along with the Americas and International sectors performing strongly across markets and geographies. The increase is also driven by higher revenues associated with pass-through cost in the current year. Revenues for the nine months ended June 26, 2026 in comparison to the corresponding periods for fiscal 2025 reflected lower charges in connection with the Consolidated JV Matter. Additionally, foreign currency translation had approximately $19.5 million and $99.4 million in favorable impacts on revenues for the three and nine months ended June 26, 2026, as compared to $18.9 million and $8.3 million in favorable impact in the corresponding prior year periods.

Operating profit for the I&AF segment for the three and nine months ended June 26, 2026 was $268.1 million and $708.1 million, respectively, an increase of $32.2 million and $58.6 million, or 14% and 9%, from $236.0 million and $649.5 million for the corresponding periods last year. The increase for the three and nine months ended June 26, 2026 was driven primarily by the revenue growth mentioned above, with margin impacts from higher revenues associated with pass-through cost, partially offset by an increase in Selling, general and administrative expenses. Operating profit for the nine months ended June 26, 2026 in comparison to the corresponding periods for fiscal 2025 reflected lower charges in connection with the Consolidated JV Matter. Foreign currency translation had approximately $0.6 million and $8.6 million in favorable impacts on operating profit for three and nine months ended June 26, 2026, as compared to $2.7 million and $2.0 million in favorable impacts in the corresponding prior year periods.

PA Consulting

	Three Months Ended		Nine Months Ended
(in thousands)	June 26, 2026	June 27, 2025	June 26, 2026	June 27, 2025
Revenues	$329,510	$332,706	$1,042,517	$947,116
Operating Profit	$73,643	$72,418	$238,399	$206,502

Revenues for the PA Consulting segment for the three and nine months ended June 26, 2026 were $329.5 million and $1,042.5 million, respectively, reflecting a decrease of $(3.2) million and an increase of $95.4 million, or (1)% and 10% from $332.7 million and $947.1 million in the corresponding periods last year. Revenue for the three months ended June 26, 2026 was impacted by delayed client approvals, which adversely affected the timing of revenue recognition. The year over year increase in the nine month period was due primarily to growth in PA Consulting's public services businesses (through the public services and defence and security sectors). Foreign currency translation had approximately $1.5 million and $37.1 million in favorable impacts on revenues for the three and nine months ended June 26, 2026, as compared to $18.2 million in favorable and $26.6 million in favorable impacts in the corresponding prior year periods.

Operating profit for the segment for the three and nine months ended was $73.6 million and $238.4 million, an increase of $1.2 million and $31.9 million, or 2% and 15% from $72.4 million and $206.5 million in the corresponding periods last year. The year-over-year increase was mainly attributable to improved revenues for the nine month period as mentioned above, as well as a decrease in Selling, general and administrative expenses.

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
The following table summarizes our backlog at June 26, 2026 and June 27, 2025 (in millions):

	June 26, 2026	June 27, 2025
Infrastructure & Advanced Facilities	$28,429	$22,270
PA Consulting	459	420
Total	$28,888	$22,690

The increase in backlog in I&AF from June 27, 2025 was predominantly driven by growth across Advanced Manufacturing market.

The increase in backlog in PA Consulting from June 27, 2025 was primarily driven by organic year-over-year growth of the business.

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
Liquidity and Capital Resources
At June 26, 2026, our principal sources of liquidity consisted of $1.17 billion in cash and cash equivalents and $1.50 billion of available borrowing capacity under our $1.50 billion revolving credit agreement (the "JSI Revolving Credit Facility"). See Note 12- Borrowings for more information. We finance most of our operations and growth through cash generated by our operations.
Cash and cash equivalents at June 26, 2026 were $1.17 billion, representing decrease of $62.5 million from $1.24 billion at September 26, 2025, the reasons for which are described below.
The Company also holds approximately $16.1 million in restricted cash as of June 26, 2026 (reported in Prepaid expenses and other in the Consolidated Balance Sheets), the majority of which relates to the remaining PA Consulting employee benefit trust ("PA Consulting EBT"), a consolidated entity of Jacobs, and was received in connection with the March 20, 2026 PA Consulting Transaction. During the current quarter, approximately $102.0 million of restricted cash was distributed by the trustees of the PA Consulting EBT, to specified PA Consulting employees that were employed by PA Consulting as of March 20, 2026. See Note 15- PA Consulting Redeemable Noncontrolling Interests for additional information.

The following table presents selected consolidated cash flow information of the Company for the respective periods shown below:

	For the Nine Months Ended
(In thousands)	June 26, 2026	June 27, 2025
Net cash provided by operating activities	$352,758	$303,619
Cash Flows from Investing Activities:
Additions to property and equipment	(61,722)	(49,655)
Disposals of property and equipment and other assets	4,506	2,332
Capital contributions to equity investees, net of return of capital distributions	362	932
Net cash used for investing activities	(56,854)	(46,391)
Cash Flows from Financing Activities:
Proceeds from long-term borrowings	4,057,000	2,173,201
Repayments of long-term borrowings	(2,705,828)	(926,800)
Repayments of short-term borrowings	—	(656,981)
Debt issuance costs	(16,475)	(92)
Proceeds from issuances of common stock	26,177	25,467
Common stock repurchases	(614,058)	(653,247)
Taxes paid on vested restricted stock	(29,211)	(26,992)
Cash dividends to shareholders	(123,439)	(114,813)
Net dividends associated with noncontrolling interests	(11,743)	(7,440)
Repurchase of redeemable noncontrolling interests and related costs	(917,591)	(8,472)
Cash Impact from distribution of SpinCo Business	—	70,000
Net cash used for financing activities	(335,168)	(126,169)
Effect of Exchange Rate Changes	(8,575)	17,990
Net (decrease) increase in Cash and Cash Equivalents and Restricted Cash	(47,839)	149,049
Cash and Cash Equivalents, including Restricted Cash, at the Beginning of the Period	1,236,816	1,146,931
Cash and Cash Equivalents, including Restricted Cash, at the End of the Period	$1,188,977	$1,295,980
Our net cash flow provided by operations of $352.8 million during the nine months ended June 26, 2026 was favorable by $49.1 million in comparison to the cash flow provided by operations of $303.6 million in the corresponding prior year period. This increase was driven by improved working capital performance primarily attributable to a favorable cash timing item at the end of the quarter that will reverse in the fourth quarter of fiscal 2026 and lower cash income tax payments in the current year. These were offset by a one time payment of $240.4 million in relation to the PA Consulting Transaction associated with the settlement of the equity-based incentive grants within other deferred liabilities .
Our net cash used for investing activities during the nine months ended June 26, 2026 was $56.9 million, compared to cash used for investing activities of $46.4 million in the corresponding prior year period due to higher levels of additions to plant, property and equipment in the current year.
Our net cash used for financing activities during the nine months ended June 26, 2026 was $335.2 million. This was driven by $917.6 million in proceeds paid for the repurchase of the remaining redeemable noncontrolling interest shares in connection with the PA Consulting Transaction (including transaction cost payments), common stock repurchases of $614.1 million, $123.4 million in dividends to shareholders, and $29.2 million in taxes paid on vested restricted stock. This was offset by net proceeds of borrowings of $1.4 billion used for the above mentioned uses of cash. Net cash used for financing activities in the corresponding prior year period was $126.2 million, due primarily to common stock repurchases of $653.2 million, $114.8 million in dividends to shareholders, and $27.0 million in taxes paid on vested restricted stock, which was offset by net proceeds from borrowings of $589.4 million, and the receipt of $70.0 million associated with the final settlement of the post-closing working capital adjustments from the distribution of the SpinCo Business.
At June 26, 2026, the Company had approximately $295.2 million in cash and cash equivalents held in the U.S. and $877.7 million held outside of the U.S. (primarily in the U.K., the Eurozone, Australia, India, Canada, and the Middle East region). Other than the tax cost of repatriating funds to the U.S., there are no material impediments to repatriating these funds to the U.S.

The Company had $247.0 million in letters of credit outstanding at June 26, 2026. Of this amount, $0.3 million was issued under the JSI Revolving Credit Facility and $246.7 million was issued under separate, committed and uncommitted letter-of-credit facilities.
Long-term debt as of June 26, 2026 increased by $1.3 billion compared to September 26, 2025 primarily due to the issuance of the 4.75% Bonds and 5.375% Bonds totaling $1.3 billion. Proceeds from these financing activities were used to fund the PA Consulting Transaction, share buybacks, dividends and taxes paid on vested restricted stock.
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

On January 2, 2026, Jacobs entered into the Implementation Deed with PA Consulting. Pursuant to the Implementation Deed and certain related agreements, and in accordance with the terms and conditions thereof, on March 20, 2026, Jacobs completed the transaction to acquire from shareholders of PA Consulting all of the remaining issued share capital of PA Consulting ("PA Shares") owned by the PA Consulting shareholders (excluding shares already held by Jacobs and its affiliates). The Company acquired the PA Shares for an aggregate initial consideration of approximately £1.21 billion which was paid through a combination of approximately £997.6 million in cash (net of certain PA Consulting shareholder expenses) and 2,043,537 newly issued shares of Jacobs' common stock, par value $1.00 per share (“Company Common Stock”). Jacobs funded the cash portion of the upfront consideration through a combination of cash-on-hand and incremental debt proceeds as discussed above. Also, in accordance with the terms of the Implementation Deed, in fiscal 2028, the Company is obligated to pay an additional £75 million in consideration with shares of Company Common Stock, cash or a combination thereof (as determined by the Company in its sole discretion), with accruals associated with this additional consideration reflected in Other deferred liabilities on the Consolidated Balance Sheet as of June 26, 2026. The transactions described in this paragraph, are collectively referred to as the “PA Consulting Transaction”. As a result of the PA Consulting Transaction, the Company no longer carries Redeemable Noncontrolling Interests on the Jacobs Consolidated Financial Statements. See Note 15- PA Consulting Redeemable Noncontrolling Interests for more discussion on the transaction and Note 12- Borrowings for more discussion on the financing for the transaction.
Also, in connection with the PA Consulting Transaction, approximately $113.5 million of initial consideration was paid on March 20, 2026 in cash to the PA Consulting EBT, a consolidated entity of Jacobs, for PA Consulting shares held by the PA Consulting EBT. These cash amounts were reported as restricted cash within Prepaid expenses and other on the Consolidated Balance Sheets as of March 27, 2026. Further, upon the recommendation of the PA Consulting shareholder representatives, in the current quarter, substantially all of the restricted cash was distributed by the trustees of the PA Consulting EBT to specified PA Consulting employees that were employed by PA Consulting as of the March 20, 2026 transaction completion date. The remaining amount of this distribution is expected to take place in the second quarter of fiscal year 2027. See Note 15 - PA Consulting Redeemable Noncontrolling Interests for more discussion.
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
We were in compliance with all of our debt covenants at June 26, 2026.

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

Nine Months Ended
(in thousands)	June 26, 2026
Summarized Statement of Earnings Data
Revenue	$3,286,011
Direct Costs	$2,733,544
Selling, General and Administrative Expenses	$285,748
Net loss attributable to Guarantor Subsidiaries from continuing operations	$129,279
Noncontrolling interests	$(1,191)

(in thousands)	June 26, 2026	September 26, 2025
Summarized Balance Sheet Data
Current assets, less receivables from Non-Guarantor Subsidiaries	$1,272,948	$938,319
Current receivables from Non-Guarantor Subsidiaries	$365,144	$749,475
Noncurrent assets, less noncurrent receivables from Non-Guarantor Subsidiaries	$575,267	$642,464
Noncurrent receivables from Non-Guarantor Subsidiaries	$290,796	$563,682
Current liabilities	$1,011,482	$1,006,916
Long-term Debt	$3,579,376	$2,236,456
Other Noncurrent liabilities, less amounts payable to Non-Guarantor Subsidiaries	$362,167	$250,106
Noncurrent liabilities to Non-Guarantor Subsidiaries	$1,145,675	$1,110,155
Noncontrolling interests	$15	$5
Accumulated deficit	$(3,594,560)	$(1,709,698)

Item 3.     Quantitative and Qualitative Disclosures About Market Risk.
We do not enter into derivative financial instruments for trading, speculation or other similar purposes that would expose the Company to market risk. In the normal course of business, our results of operations are exposed to risks associated with fluctuations in interest rates and currency exchange rates.
Interest Rate Risk
Please see the Note 12- Borrowings in Notes to Consolidated Financial Statements appearing under Part I, Item 1 of this Quarterly Report on Form 10-Q, which is incorporated herein by reference, for a discussion of the JSI Revolving Credit Facility and 2026 Term Loan Facility.
Our JSI Revolving Credit Facility and 2026 Term Loan Facility are subject to variable rate interest which could be adversely affected by an increase in interest rates. As of June 26, 2026, we had an aggregate of $1.20 billion in outstanding borrowings under our JSI Revolving Credit Facility and 2026 Term Loan Facility. Interest on amounts borrowed under these agreements is subject to adjustment based on the Company’s Consolidated Leverage Ratio (as defined in the credit agreements governing the JSI Revolving Credit Facility and the 2026 Term Loan Facility). Depending on the Company’s Consolidated Leverage Ratio, borrowings denominated in U.S. dollars under the JSI Revolving Credit Facility bear interest at a SOFR rate plus a margin of between 0.875% and 1.625% or a base rate plus a margin of between 0% and 0.625% including applicable margins. The three-year borrowings under the 2026 Term Loan Facility will bear interest at a SOFR rate plus a margin of between 0.75% and1.50% or a base rate plus a margin of between 0% and 0.50%. The five-year borrowings under the 2026 Term Loan Facility will bear interest at a SOFR rate plus a margin of between 0.875% and 1.625% or a base rate plus a margin of between 0% and 0.625%. Additionally, our 5.90% Bonds due 2033 have interest rates subject to potential increases relating to certain ESG metrics as stipulated in the related agreements and as discussed in Note 12- Borrowings.
However, as discussed in Note 17- Commitments and Contingencies and Derivative Financial Instruments, we are party to a swap agreement with a notional value of $200.0 million to convert the variable rate interest based liabilities associated with a corresponding amount of our debt into fixed interest rate liabilities, leaving $1.00 billion in principal amount subject to variable interest rate risk.
For the nine months ended June 26, 2026, our weighted average floating rate borrowings that are subject to floating rate exposure were approximately $1.29 billion. If floating interest rates had increased by 1.00%, our interest expense for the nine months ended June 26, 2026 would have increased by approximately $9.7 million.
Foreign Currency Risk
In situations where the Company incurs costs in currencies other than our functional currency, we sometimes enter into foreign exchange contracts to limit our exposure to fluctuating foreign currencies. We follow the provisions of ASC 815, Derivatives and Hedging in accounting for our derivative contracts. The Company has $2.45 billion in notional value of exchange rate sensitive instruments at June 26, 2026. In addition, on January 5, 2026, in connection with the PA Consulting Transaction, the Company entered into a foreign exchange contract with a notional value of $1.31 billion with an offsetting hedge entered into on March 12, 2026 with a notional value of $60.1 million, both of which were subsequently settled before March 27, 2026. See Note 17- Commitments and Contingencies and Derivative Financial Instruments for discussion.

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
The Company’s management, with the participation of its Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), evaluated the effectiveness of the Company’s disclosure controls and procedures as defined by Rule 13a-15(e) of the Exchange Act defined above, as of June 26, 2026, the end of the period covered by this Quarterly Report on Form 10-Q (the “Evaluation Date”). Based on that evaluation, the Company’s management, with the participation of the Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer) concluded that the Company’s disclosure controls and procedures, as of the Evaluation Date, were effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
There were no changes to our internal control over financial reporting which were identified in connection with the evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act during the quarter ended June 26, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Share Repurchases
On January 30, 2025, the Company's Board of Directors authorized an incremental share repurchase program of up to $1.5 billion of the Company's common stock (exclusive of any related taxes, fees or similar expenses), to expire on January 30, 2028 (the "2025 Repurchase Authorization"). At June 26, 2026, the Company had $618.8 million remaining under the 2025 Repurchase Authorization.
An aggregate summary of repurchases of the Company’s common stock made during the third quarter of fiscal 2026 under the 2025 Share Repurchase Authorization follows:

Period	Total Number of Shares Purchased	Average Price Paid Per Share (1)	Total Number of Shares Purchased under the 2025 Repurchase Authorizations	Approximate Dollar Value of Shares that May Yet Be Purchased Under the 2025 Repurchase Authorizations
March 28, 2026 - April 24, 2026	135,559	$127.05	135,559	$742,563,645
April 25, 2026 - May 22, 2026	907,881	$114.34	907,881	$638,779,169
May 23, 2026 - June 26, 2026	164,223	$129.02	164,223	$618,828,688
Total	1,207,663		1,207,663

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

2.2
Amendment to Agreement and Plan of Merger, dated August 26, 2024, by and among Jacobs Solutions Inc., Amazon Holdco Inc., Amentum Parent Holdings LLC and Amentum Joint Venture LP. Filed as Exhibit 2.5 to the Registrant’s fiscal 2024 Annual Report on Form 10-K and incorporated herein by reference.

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
101
The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 26, 2026, formatted in Inline XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Earnings, (iii) Consolidated Statements of Comprehensive Income (Loss), (iv) Consolidated Statements of Stockholders’ Equity, (v) Consolidated Statements of Cash Flows and (vi) Notes to Consolidated Financial Statements, tagged as blocks of text and including detailed tags.

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 26, 2026 (formatted as Inline XBRL and contained in Exhibit 101).

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
JACOBS SOLUTIONS INC.

By:	/s/ Venk Nathamuni
Venk Nathamuni
Chief Financial Officer
(Principal Financial Officer)

Date:	August 4, 2026